Form 10QSB
period 1996-04-30
SIGMA ALPHA GROUP LTD
filed 1996-06-14
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
     ACT

          For the transition period from _____________ to _________

                      Commission file number 33-90344

                          Sigma Alpha Group, Ltd.
          (Exact name of small business issuer as specified in its charter)

                               Delaware

      (State or other jurisdiction of incorporation or organization)

                               23-2498715
                     (IRS Employer Identification No.)

            1341 North Delaware Avenue, Philadelphia, PA 19125
                 (Address of principal executive offices)

            (X)           (215) 425-8682
                    (Issuer's telephone number)

______________________________________________________________
(Former name, former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of June 4, 1996 were 14,125,604.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    April 30, 1996 (unaudited) and
                    July 31, 1995 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the nine months and three months
                    ended April 30, 1996 and 1995
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended April
                    30, 1996 (unaudited)                       6-7

                    Consolidated Statements of Cash Flows
                    for the nine months ended April
                    30, 1996 and 1995 (unaudited)              8-9

                    Notes to Consolidated Financial
                    Statements (unaudited)                   10-12

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                13-16

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           17

          Item 2.   Changes in Securities                       17

          Item 3.   Defaults Upon Senior Securities             17

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            17

          Item 5.   Other Events                                17

          Item 6.   Exhibits and Reports on Form 8-K            17

SIGNATURES                                                      18


PART I. - FINANCIAL INFORMATION

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                               April 30,         July 31,
                                                 1996              1995
                                              ___________        _________
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $   10,000       $1,423,000
  Accounts receivable                               2,000            -
  Receivable from underwriting                      -              198,000
  Prepaid expenses and other current assets        19,000            7,000
                                                _________        _________
                                                   31,000        1,628,000

PROPERTY AND EQUIPMENT                             56,000           26,000

OTHER ASSETS
  Goodwill                                         62,000           74,000
  Patent                                           10,000            -
                                                _________        _________
                                                   72,000           74,000
                                                _________        _________

TOTAL ASSETS                                   $  159,000       $1,728,000
                                                =========        =========

See accompanying notes
                                     3

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)


                                                April 30,         July 31,
                                                  1996              1995
                                               ___________        _________
                                               (Unaudited)        (Audited)

                     LIABILITIES


CURRENT LIABILITIES
  Note payable, bank                           $     -          $    50,000
  Loan payable                                      91,000            -
  Accounts payable - trade                         134,000          173,000
  Taxes, other than income taxes                     7,000           76,000
  Accrued wages - officers                          29,000            -
  Accrued interest                                   -               31,000
  Accrued expenses and other current
   liabilities                                      71,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  332,000          424,000

COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 178,000 shares at April 30,
   1996 and July 31, 1995.                           -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at April 30,
   1996 and 726,000 shares at July 31, 1995.         1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 100,000 shares; issued and
   outstanding, 97,000 shares at April 30,
   1996 and 109,000 shares at July 31, 1995.         -                -

  ADDITIONAL PAID-IN CAPITAL                     4,698,000        5,054,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 14,106,000 shares at April 30, 1996 and
 12,837,000 at July 31, 1995.                       14,000           13,000









    COMMON STOCK SUBSCRIBED                          -            1,499,000

    ADDITIONAL PAID-IN CAPITAL                  14,856,000       12,664,000

ACCUMULATED DEFICIT                            (19,742,000)     (17,919,000)
                                                __________       __________
                                                  (173,000)       1,312,000
LESS:  UNEARNED FUTURE COMPENSATION                      0            8,000
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (173,000)       1,304,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   159,000      $ 1,728,000
                                                ==========       ==========

See accompanying notes
                                    4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                APRIL 30,                   APRIL 30,
                          _____________________     ______________________
                            1996        1995          1996         1995
                          _________   _________     __________   _________
SALES                     $    -      $    -        $    -       $    -

COST OF SALES                  -           -             -            -
                           _________   _________    __________    _________

GROSS PROFIT                   -           -             -            -
                           _________   _________    __________    _________

OPERATING EXPENSES:
  Officers' compensation     392,000     585,000       130,000      321,000
  Other salaries and
   payroll costs              50,000       -            23,000       -
  Consulting fees            230,000     346,000        67,000      180,000
  Professional fees          129,000     363,000        20,000      312,000
  Research and
   development               390,000       -            33,000        -
  Travel                     277,000     104,000        96,000       56,000
  Other                      406,000     302,000        71,000      186,000
                           _________   _________     _________    _________
TOTAL OPERATING EXPENSES   1,874,000   1,700,000       440,000    1,054,000
                           _________   _________     _________    _________
LOSS FROM CONTINUING
 OPERATIONS BEFORE OTHER
 INCOME AND EXTRAORDINARY
 GAIN                     (1,874,000) (1,700,000)     (440,000)  (1,054,000)
                           _________   _________     _________    _________

OTHER INCOME (EXPENSE)
 Royalties                     2,000       5,000         1,000        1,000
 Interest expense            (20,000)    (42,000)        -           95,000
 Interest income              17,000       -             -            -
                           _________   _________     _________    __________
                              (1,000)    (37,000)        1,000       96,000
                           _________   _________     _________    __________

LOSS BEFORE
 EXTRAORDINARY GAIN       (1,875,000) (1,737,000)     (439,000)     (958,000)

EXTRAORDINARY GAIN ON
 EXTINGUISHMENT OF DEBT       52,000     433,000        17,000       225,000
                           _________   _________     _________    _________

NET LOSS                 $(1,823,000)$(1,304,000)   $ (422,000)  $  (733,000)
                          ==========   =========     =========    ==========




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    13,798,000   9,318,000    14,063,000    10,489,000

NET LOSS PER COMMON SHARE
 Net loss before
  extraordinary gain     $     (0.13) $   (0.19)   $    (0.03)  $    (0.09)
 Extraordinary gain on
  extinguishment of debt        0.00       0.05          0.00         0.02
                          __________   _________     _________    _________
NET LOSS PER SHARE       $     (0.13) $   (0.14)   $    (0.03)  $    (0.07)
                          ==========   =========     =========    =========

See accompanying notes
                                     5


                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               NINE MONTHS ENDED APRIL 30, 1996
                                 (Rounded to Nearest Thousand)

                                          COMMON STOCK
                ______________________________________________________________

                                       COMMON      ADDITIONAL
                  NUMBER OF             STOCK       PAID -IN     ACCUMULATED
                   SHARES    AMOUNT   SUBSCRIBED     CAPITAL       DEFICIT
                 __________  _______  __________   ___________   ____________
BALANCES,
 JULY 31, 1995   12,837,000  $13,000  $1,499,000   $12,664,000   $(17,919,000)

Nine months ended
 April 30,
 1996
 (Unaudited):
 Issuances of
  common stock
  Under
   subscription
   agreement        884,000    1,000  (1,499,000)    1,600,000          -
  For interest        8,000    -           -             1,000          -
  Directors fees    200,000    -           -           150,000          -
  Warrant
   exercise         177,000    -           -           441,000          -
Net loss              -        -           -             -         (1,823,000)
                 __________   ______   _________    __________    ___________

BALANCES, APRIL
 30, 1996        14,106,000  $14,000  $    -       $14,856,000   $(19,742,000)
                 ==========   ======   =========    ==========     ==========

See accompanying notes
                                                 6

                                  PREFERRED STOCK "SERIES A"
                               ___________________________________
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN
                                SHARES       AMOUNT       CAPITAL
                               ________      _______      ________
BALANCES, JULY 31, 1995
 AND APRIL 30, 1996             178,000     $  -         $ 882,000
                               ========      =======      ========

                                    PREFERRED STOCK "SERIES B"
                                 __________________________________
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 _________     _______      ________
BALANCES, JULY 31, 1995           726,000     $  1,000     $3,628,000

Nine months ended April 30, 1996
 Issuance of preferred stock
  for conversion of debt           15,000        -             75,000
 Repurchase of shares for
  retirement                      (77,000)       -           (374,000)
                                 ________      _______      _________

BALANCES, APRIL 30, 1996          664,000     $  1,000     $3,329,000
                                 ========      =======      =========

                                     PREFERRED STOCK "SERIES C"
                                  _____________________________________
                                                             ADDITIONAL
                                  NUMBER OF                   PAID-IN
                                   SHARES       AMOUNT        CAPITAL
                                 ________      _______      __________
BALANCES, JULY 31, 1995           109,000     $  -         $  544,000

Nine months ended April 30, 1996
 Repurchase of shares for
  retirement                      (12,000)       -            (57,000)
                                 ________      _______      _________

BALANCES, APRIL 30, 1996           97,000     $  -         $  487,000
                                 ========      =======      =========

See accompanying notes
                                       7

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                 (Rounded to Nearest Thousand)

                                               NINE MONTHS ENDED
                                                  APRIL 30,
                                         __________________________
                                             1996            1995
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(1,823,000)    $(1,304,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Extraordinary gain on extinguishment
    of debt                                  (52,000)       (433,000)
   Depreciation  of property and
    equipment and amortization of
    goodwill                                  24,000           6,000
   Amortization of unearned compensation       8,000          39,000
   Issuance of preferred stock for
    professional services                      -              15,000
   Issuance of common stock for:
     Board of Directors                      150,000           3,000
     Consulting                                -             108,000
     Interest                                  -              25,000
     Lease obligation                          -              50,000
     Officers' compensation                    -             201,000
     Professional services                     -               2,000
     Subscription services                     -             267,000
 (Increase) decrease in:
  Accounts receivable                         (2,000)          -
  Receivable from underwriting               198,000           -
  Prepaid expenses and other current
   assets                                    (12,000)          -
 Increase (decrease) in:
  Accounts payable                             1,000         (63,000)
  Taxes, other than income taxes             (56,000)        (81,000)
  Accrued expenses and other current
   liabilities                                 1,000         218,000
                                           _________        ________
 Net cash used in operating activities    (1,563,000)       (947,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of patent                          (10,000)          -
 Purchase of equipment                       (42,000)         (1,000)
                                           _________         _______
  Net cash used in investing activities      (52,000)         (1,000)
                                           _________         _______

See accompanying notes
                                     8

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                NINE MONTHS ENDED
                                                    APRIL 30,
                                            _______________________
                                               1996          1995
                                            _________      ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net principal payments on long-term debt  $     -       $  (78,000)
 Principal payments on notes payable
  to others                                      -         (165,000)
 Proceeds from loans payable                    91,000        -
 Proceeds from issuance of common stock        542,000      263,000
 Proceeds from common stock subscribed           -        1,287,000
 Repurchase of Preferred Series B stock       (374,000)       -
 Repurchase of Preferred Series C stock        (57,000)       -
                                             _________    _________
 Net cash provided by financing activities     202,000    1,307,000
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS          (1,413,000)     359,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,423,000       17,000
                                             _________    _________

CASH AND EQUIVALENTS, END OF PERIOD         $   10,000   $  376,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the six months:
   Interest                                 $   20,000   $    -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Preferred stock Series A issued for
   conversion of debt                       $    -       $  867,000
  Preferred stock Series B issued for
   conversion of debt                       $   75,000   $2,608,000
  Common stock issued for conversion
   of debt                                  $    1,000   $   80,000

See accompanying notes
                                      9

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 1996 AND 1995


NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1995.

The results of operations for the nine month periods ended April 30, 1996 and 1995 are not necessarily indicative of operating results for the full year.

NOTE 2 - MANAGEMENT'S PLANS

At April 30, 1996, the Company had a working capital deficit of $301,000. During the nine months ended April 30, 1996, the Company conducted activities directed toward the research and development of Global Telecommunications of Delware, Inc.'s ("GTD") Stock Information Receiver ("SIR") and Voice Information Pager ("VIP"), also sometimes referred to as the Digital Voice Pager ("DVP"). In accordance therewith, the Company has provided cash advances of $724,000 as of April 30, 1996 to GTD. Management believes that during the twelve month period following April 30, 1996, in the event that the Common Stock Purchase Warrants (See Note 4) are exercised on a timely basis, and the approximate $4,700,000 in proceeds are generated therefrom, that the Company will be able to complete the funding of GTD's SIR and VIP projects and continue to improve its financial condition.

Subsequent to April 30, 1996, the Company entered into an agreement with a radio station in China to sell 10,000 units of the SIR. Additionally, the Company has entered into various agreements to begin the manufacturing of the SIR.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Development Agreement

On January 18, 1996, GTD an 80% owned subsidiary of the Company, entered into a Development Agreement with Innotel, Inc. ("Innotel"). On or before
March 15, 1996, Innotel was to deliver to GTD a VIP prototype for inspection, demonstration, and field testing unless said term was extended by GTD. Upon acceptance of the VIP prototype, GTD is obligated to pay Innotel up to $414,000 of which $346,000 has already been paid and is acknowledged as having been paid by Innotel.

If the VIP prototype is not accepted within 60 days from the initial notification of the completion of the prototype, GTD may terminate the Agreement and Innotel will be required to return 10% of the proceeds previously paid for the development of the prototype.

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1996 AND 1995

GTD has extended the date of delivery of the VIP prototype until July 12, 1996. This is a result of the SIR project becoming a priority in order to meet the needs of GTD's proposed customers.

Legal Proceedings

As of April 30, 1996, the Company had approximately 10 judgments related to accounts payable totalling approximately $58,000 outstanding against it. The City of Philadelphia maintains a judgment in the amount of approximately $16,000 against the Company. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy such obligations over a period of time provided adequate funding is received from the warrants or other financing activities.

NOTE 4 - COMMON STOCK PURCHASE WARRANTS

The Company issued Common Stock Purchase Warrants ("CSP Warrants") to purchase 400,000 common shares at an exercise price of $2.50 per share. The CSP Warrants expire on June 30, 1996. Of the 400,000 CSP Warrants, 177,000 have been exercised as of April 30, 1996, and an additional 20,000 CSP Warrants were exercised subsequent to April 30, 1996.

The Company also issued to Mid-West Financial Consultants Corporation ("Mid-West"), Warrants ("P.A. Warrants") to purchase 1,666,667 common shares at an exercise price of $2.50 per share. The P.A. Warrants expire on June
30, 1996.

On December 29, 1995, the Company issued to Joseph Fanelli a Common Stock Purchase Warrant ("Fanelli Warrant") to purchase 10,000 common shares at an exercise price of $.01 per share. The Fanelli Warrant expires December 15, 1997.

NOTE 5 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $52,000 during the nine months ended April 30, 1996, relating to accounts payable and taxes payable in the aggregate amount of $119,000. The funds used to reduce the Company's outstanding debt were received from the Underwriting Agreement and other financings.

NOTE 6 - INCOME TAXES

There was no provision for income taxes for the nine months ended April 30, 1996 as the Company had a net operating loss for the period, and net operating loss carryforwards which are expected to offset profits, if any for the year.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 1996 AND 1995


NOTE 7 - NET LOSS PER SHARE

Net loss per share is based upon the weighted average number of shares outstanding, without assumed conversion of the warrants and stock options, which are considered to be common stock equivalents, since the effect on net loss per share would be anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with 1996 classifications. Such reclassifications had no effect on reported net income.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations

     During the nine months ended April 30, 1996, the Company has been able to reorganize significant amounts of its debt, which has reduced the threat of discontinuance of its business operations. In addition, the Company has provided cash advances, in the amount of $724,000 through April 30, 1996, to Global Telecommunications of Delaware, Inc. ("GTD"), in order to fund the development of GTD's Stock Information Receiver and Voice Information
Pager ("VIP"), also sometimes referred to as the Digital Voice Pager ("DVP"). Part of this funding was used for a Patent Application, filed on January 18, 1996 with the U.S. Patent and Trademark Office, on the VIP technology. There can be no assurance that the Company's Patent Application will be approved by the U.S. Patent and Trademark Office. Furthermore, even if a patent should be issued, there can be no assurance that such patent will not be circumvented and/or invalidated by competitors of the Company.

     In December, 1995 representatives of GTD and a radio station in China conducted field tests of the VIP system utilizing FM frequencies of the Chinese radio station. During these tests, an additional use of the technology was recognized. The new product that resulted is the Stock Market Information Receiver ("SIR").

     Subsequent to April 30, 1996, the Company entered into an agreement with a radio station in China pursuant to which the radio station has agreed to order 10,000 SIR's. This agreement also provides that the radio station will serve as GTD's agent in China to assist in marketing the SIR in other provinces. Additionally, the Company has entered into various agreements to begin the manufacturing of the SIR.

     Once the SIR project is completed, the Company believes that GTD will have validated the RF front end of the VIP and will resume testing and development of the VIP. Management is aware, however, that there can be no assurances that these tests will be successful, or that the VIP will be developed, or even if developed, that the VIP would be profitable upon commercialization.

     The Company is pursuing discussions with various companies, who are considering licensing the technology for use in foreign markets.

     Management believes that the SIR and VIP could be a source of revenue in the future, provided that adequate funding can be obtained to successfully consummate the Company's plans.

Nine Months Ended April 30, 1996
v. Nine Months Ended April 30, 1995

Results of Operations

     For the nine months ended April 30, 1996, the Company incurred a net loss of $1,823,000 on revenues of $2,000. This compares to a net loss of $1,304,000 on revenues of $5,000 for the nine months ended April 30, 1995. The $519,000 increase in the net loss for the nine month period is attributed to an increase in operating expenses of $174,000 and a decrease in the extraordinary gain on extinguishment of debt of $381,000 offset by a decrease in interest expense of $22,000 and an increase in interest income of $17,000.

     Operating expenses for the nine months ended April 30, 1996 were $1,874,000 compared to $1,700,000 for the nine months ended April 30, 1995, a $174,000 increase. The difference can be attributed to a decrease in officers' compensation of $193,000; an increase in other salaries and payroll costs of $50,000; a decrease in consulting fees of $116,000; a decrease in professional fees of $234,000; an increase in research and development costs of $390,000; an increase in travel of $173,000; and an increase of $104,000 in other expenses.

     The variances are attributed to the following components: the decrease in officers' compensation and consulting fees relates to the issuance of 2,010,000 and 1,083,000 shares of the Company's common stock, valued at $201,000 and $108,000 respectively during the nine months ended April 30, 1995; other salaries and payroll costs increased because the Company hired a controller and administrative staff; professional fees decreased due to the issuance of 267,000 shares of the Company's common stock, valued at $267,000 for services related to the Subscription Agreement during the nine months ended April 30, 1995, which was offset by increases in attorney/accountant expenses related to registration statements during the nine months ended April 30, 1996; research and development increased as a result of the operations of GTD; travel expenses increased as a result of increased travel to Europe and Southeast Asia to pursue and implement the finalization of the Underwriting Agreement (discussed in the Company's Annual Report on Form 10-KSB for the year ended July 31,
1995), other joint venture opportunities, and field testing for the GTD VIP and SIR; other expenses increased as a result of increased directors' fees from the issuance of 200,000 common shares valued at $150,000, auto lease expenses of $19,000, taxes primarily from payroll taxes in the amount of $26,000, and these increases were offset by decreases in meals and entertainment related to cost containment policies of $85,000, and rent resulting from the issuance of 50,000 shares of the Company's common stock, valued at $50,000 for lease obligations during the nine months ended April 30, 1995.

Three Months Ended April 30, 1996
v. Three Months Ended April 30, 1995

Results of Operations

     For the three months ended April 30, 1996, the Company incurred a net loss of $422,000 on revenues of $1,000. This compares to a net loss of $733,000 on revenues of $1,000 for the three months ended April 30, 1995. The $311,000 decrease in the net loss for the three month period is attributed to a decrease in operating expenses of $614,000 and a decrease in the extraordinary gain on extinguishment of debt of $208,000.

     Operating expenses for the three months ended April 30, 1996 were $440,000 compared to $1,054,000 for the three months ended April 30, 1995, a $614,000 decrease. The difference can be attributed to a decrease in officers' compensation of $191,000; an increase in other salaries and payroll costs of $23,000; a decrease in consulting fees of $113,000; a decrease in professional fees of $292,000; an increase in research and development costs of $33,000; an increase in travel expenses of $48,000; and a decrease in other expenses of $122,000. The variances are attributed to the following components: the decrease in officers' compensation and consulting fees relates to the issuance of 2,010,000 and 1,083,000 shares of the Company's common stock, valued at $201,000 and $108,000 respectively, during the three months ended April 30, 1995; other salaries and payroll costs relates to the hiring of a controller and administrative staff; professional fees decreased due to the issuance of 267,000 shares of the Company's common stock, valued at $267,000 for services related to the Subscription Agreement; research and development costs increased as a result of the operations of GTD; travel increased due to field testing in China and financing prospects in Europe; and other expenses decreased as a result of a decrease in meals and entertainment expenses from cost containment policies in the amount of $63,000, and rent resulting from the issuance of 50,000 shares of the Company's common stock, valued at $50,000 for lease obligations during the three months ended April 30, 1995.

Liquidity and Capital Resources

     At April 30, 1996, the Company had a working capital deficit of $301,000. During the quarter, the Company conducted activities directed toward the research and development of GTD's SIR and VIP.

     As amended on January 12, 1996, the Company issued Common Stock Purchase Warrants ("CSP Warrants") to purchase 400,000 common shares at an exercise price of $2.50 per share. Of the 400,000 CSP Warrants, 177,000 have been exercised as of April 30, 1996 and an additional 20,000 CSP Warrants were exercised subsequent to April 30, 1996. The CSP Warrants expire on June 30, 1996.

     As amended on January 12, 1996, the Company also issued to Mid-West Financial Consultants Corporation ("Mid-West"), Warrants ("P.A. Warrants") to purchase 1,666,667 common shares at an exercise price of $2.50 share. The P.A. Warrants expire on June 30, 1996.

     The Company has registered all of the shares issued pursuant to the Underwriting Agreement and all of the shares underlying the Warrants under the Securities Act of 1933, as amended.

     As of April 30, 1996, the Company maintained a cash balance of $10,000. As previously mentioned, the Company has collected $50,000 from the exercise of Warrants subsequent to that date. Management estimates that an additional $1.5 million will be needed to fully fund GTD to the point where GTD may be generating positive cash flow. There can be no assurance, however, that 1) the Company will be able to fund GTD's or the Company's working capital requirements without the exercise of the warrants and/or other financing and 2) GTD will be successful in marketing its SIR or VIP products during Fiscal 1996 and/or generate positive cash flow.

     Management is relying upon the exercise of the remaining Warrants in order to provide the financing necessary to complete the funding of GTD and meet the Company's working capital needs. There can be no assurance, however, that any of the Warrants will be exercised. In the event that the Warrants are not exercised, the Company will need to pursue other financing opportunities to provide the working capital, in the projected amount of $1,000,000, consisting of approximately $300,000 for manufacturing, $300,000 for operating expenses, $200,000 for payments against accounts payable, $150,000 for marketing, and $50,000 for selling expenses, necessary to continue its operations through July 31, 1996. The Company is currently pursuing such opportunities, however, no assurance can be given that such funding will be made available, or if available on terms acceptable to the Company.

PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended July 31, 1995.

          Item 2.   Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    Reports on Form 8-K: The Company filed a Form 8-K on January 12, 1996. The report disclosed in Item 5, an agreement entered with a radio station in China pursuant to which the radio station agreed to purchase 10,000 SCA Radios.

                    Exhibit - 27.  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 1996



                                   SIGMA ALPHA GROUP, LTD.
                                        (REGISTRANT)



                                   By:s/Scott A. McPherson
                                        Scott A. McPherson
                                        Duly Authorized Officer
                                        and Chief Accounting Officer
                                        (Principal Financial and
                                         Accounting Officer)