Form 10KSB
period 1996-07-31
SIGMA ALPHA GROUP LTD
filed 1996-10-29
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the fiscal year ended July 31, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
     ACT

          For the transition period from _____________ to _________

Commission file number 33-90344

                          Sigma Alpha Group, Ltd.
          (Exact name of small business issuer as specified in its charter)

         Delaware                                 23-2498715
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)           Number)


1341 North Delaware Avenue, Philadelphia, PA           19125
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code  (215) 425-8682

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (X)    No ( )

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ________

The Registrant's revenues for its most recent fiscal year were:     $2,000

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average closing bid and asked prices of the Registrant's Common Stock in the over-the-counter market on October 16, 1996, was approximately $ 16,034,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 16, 1996, 16,436,210 shares of Common Stock, $.001 par value were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes ( )  No (X)

                               PART I

ITEM 1.  BUSINESS

General Background

     Sigma Alpha Group, Ltd. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania in February, 1988 and commenced operations in June, 1989, as the successor-in-interest of Sigma Sound Studios, Inc. ("Sigma Sound") a recording studio owned and operated by Joseph Tarsia, the former Chairman of the Company. In 1987, Sigma Sound purchased the assets of Alpha International Recording Studios, Inc. ("Alpha International"), a recording studio owned and operated by Peter Pelullo, the Chief Executive Officer, President and Chairman of the Company's Board.

     The Company became publicly held upon its merger in January, 1991 with Fabulous Mergers, Inc., an inactive public company incorporated in Nevada. Pursuant to the terms of the merger, Fabulous Mergers, Inc., as the surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In 1995 the Company changed its name to Sigma Alpha Group, Ltd.

     From 1993 through early 1995, the Company's management attempted to develop valuable contacts in the Southeast Asia region, particularly in China, in an effort to establish distribution and agency arrangements that would link Southeast Asian and U.S. based recording companies and artists and other business ventures in Southeast Asia. In April 1995, the Company acquired an 80% interest in Global Telecommunications of Delaware, Inc. ("Global"), an entity which was formed to complete development of wireless telecommunication technology.

     During 1996, management discontinued its plans to reestablish its music industry operations and all other proposed ventures in Southeast Asia with the exception of the continued development and marketing of telecommunication products by Global.

The Company's Telecommunications Products

     The Company is presently developing wireless telecommunication products which utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists in second and third world developing countries which lack developed telecommunication infrastructures such as China, for telecommunication products which communicate information in an economically feasible manner without the need for intensive capital investment. The Company has filed a U.S. patent application on a process which utilizes FM radio frequencies to allow for implementation of a voice paging network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure. The first two products which the Company intends to produce which will utilize this process is a hand held Voice Information Pager ("Voice Pager") which will allow subscribers to receive voice messages through a hand held pager and a Stock Market Information Receiver ("SIR") which will allow subscribers to receive a scrambled analog FM radio signal, transmitted by an FM radio station's transmitter, over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is special programming transmitted by the Chinese radio stations. Implementation of the Company's products requires access to existing FM radio stations in their respective marketplaces, which currently transmit FM radio broadcasts. The Company believes that only minimal modification to existing FM radio station transmitters is necessary in order to utilize the Company's products. The Company will market the Voice Pager and SIR units to Chinese and other radio stations. The Company's goal is to educate station owners as to the advantages that the Company's products possess over competitive products and the ability of radio stations to generate revenues through the use of a portion of their FM radio frequencies which are currently underutilized, without incurring substantial capital expenditures.

     From April, 1995 through July 31, 1996, the Company has spent approximately $516,000 on the research and development of the Voice Pager and SIR products. In June, 1996, the Company received an initial order for 10,000 SIR units from an affiliate of Radio Guangdong and began to deliver such units on October 12, 1996, and has generated revenue of $196,000 through October 28, 1996. An additional order for 10,000 units has now been placed by Radio Guangdong. The Company has completed the engineering prototype design of the Voice Pager and believes that a production prototype will be available in early 1997. There can be no assurance that the Company will be able to develop the prototype, or if developed, that the Company will be able to bring the final product to market. The Company believes that approximately $2,000,000 will be needed to complete development of the Voice Pager and commence commercial production.

The Technology

     The Company's Voice Pager will utilize digital signal processing ("DSP") technology, originally developed for use in military applications and one FM broadcasting technology, Sub Carrier Administration ("SCA"), which has been in existence in excess of two decades. The combined product utilizing an integration of the FM/SCA/DSP technologies will provide a voice paging service through an existing FM broadcasting station network. The system will be designed to deliver fast and reliable voice messages to the whole FM station's coverage area with the addition of simple SCA encoding boxes to existing FM transmitters. The system will utilize the unused bandwidth which a radio station does not use while transmitting its regular FM radio broadcasts. Accordingly, the implementation of the Voice Pager System will not require the purchase of new radio frequencies from government entities.

     Cellular phone and pager systems typically require a large spectrum of frequencies to be dedicated to their services. Clear frequencies, particularly frequencies allocated to cellular phones and pagers, may be difficult to obtain due to the rapid expansion of cellular and paging services. Even when bandwidth has been made available, technology considerations typically associated with operating these newly available frequencies have costs which, in the Company's opinion, are prohibitively high. However, within that area of the radio frequency spectrum associated with FM broadcasting, i.e. the band from 88 to 108 MHz, there is a portion of bandwidth within each FM channel which is not required for transmitting the main FM station broadcast signal, and which the Company believes has not been fully utilized.

     The management of the Company understands, based on discussions with FM radio stations, that a demand exists for more efficient utilization of their allotted frequency resource including this available "excess" bandwidth. In China, like the United States, FM radio stations are granted government licenses to operate an FM radio signal within an assigned range of frequency.
A typical FM station is assigned a bandwidth of 100KHz. An FM station will take up to a maximum of 53 KHz for the main FM stereo broadcasting station, and less for a monaural station. The remaining portion of the baseband signal from

54 KHz to 99 KHz, approximately 50% of the available FM channel spectrum resource, is not required for broadcasting the main FM station signal.

     Radio stations have traditionally leased frequencies in the "excess" bandwidth to other users through various subcarrier based systems. One such service is known as Sub-Carrier Administration ("SCA") and is available in China and the United States. SCA has been used in the United States for over forty years for background music without commercial interruption, reading services for the blind, stock market, sports, and weather information, and educational and religious applications. SCA has also been used for data transmission, having the ability to reliably support a data rate of 4,800 bits/second or higher.

     As a result, the use of in-place FM transmission systems to provide wide coverage paging application may in some instances be limited due to previous user allocation (e.g. weather information, stock market information or other types of data transfer). The ability of a paging system to transmit data over the excess portion of an FM channel, via an FM station infrastructure providing wide coverage, is a function of the amount of bandwidth that is available. The paging system operator is otherwise limited in the amount and speed of data transfer by the bandwidth. The use of a narrow bandwidth with voice paging systems is usually not desirable due to the amount of data to be transmitted, but may in fact be necessary.

     Management believes that Chinese FM radio stations have actively pursued the use of excess bandwidth to generate revenues for operations. Such uses have included traffic reports, stock information and data transmission.

     DSP had been in the military domain for quite some time, but was recently made available to commercial applications after the end of the Cold War. DSP allows for the length of a voice message to be compressed for storage and transmission to a hand held Voice Pager. This technology as utilized by the Company will compress voice messages for storage at the main paging base station before it is transmitted to an individual Voice Pager where the message is decompressed for playback by a subscriber. The Company believes that the combination of SCA and DSP presents a unique opportunity to implement an effective paging system in a relatively short time with low capital investment costs.

The Digital Voice Information Pager

     The Company believes that the demand for personal telecommunication devices has increased drastically in the past decade in China and other emerging markets, with the major market growth focused on two products: cellular mobile phones and paging systems. Cellular phone networks require intensive front end investment for their initial implementation, and continuous investment to increase the number of cells in order to maintain an acceptable user density level per cell, since the density level grows with the increase in numbers of subscribers. Cellular phone networks also require a developed telephone infrastructure network encompassing a large coverage area which the Company believes China and other emerging markets presently lack.

     Traditional paging systems, on the other hand, require less investment, but typically provide a one way message service in numbers or characters. The first generation pager was a beeper-based system which "beeped" when a number associated with a specific pager was accessed. Subsequently, numerical based pagers were developed, capable of transmitting a telephone number to a hand held pager device. Both of these systems are "notification" based in that no actual message is sent. The individual carrying the pager needs to call a telephone number to receive the particular message. The Company believes that this presents a problem to users in countries with a low per capita number of telephones and underdeveloped telecommunication infrastructures such as China. Accordingly, users of beepers or numeric pagers in China may not have ready access to a telephone to receive their messages. Chinese character pagers, on the other hand, are not "notification" based as they provide a subscriber with an actual character message. These pagers allow subscribers to receive and store messages consisting of both letters and numbers. The Company believes, based solely upon its internal research, that as a result of the number and complexity of Chinese characters (in excess of 13,000), significant problems exist regarding the use of Chinese character pagers in the Chinese marketplace. These problems include the need for large pools of typists who possess the skills needed to translate different Chinese dialects with accuracy and speed into correct Chinese characters for transmission to Chinese character pagers. In addition, substantial investment is required in China and other marketplaces to establish the network and to purchase the necessary hardware to operate a paging system.

     The use of beepers, numeric pagers and alphanumeric pagers in China has grown at tremendous rates. Based upon information from the Chinese Ministry of Post and Telecommunications, subscribers to pager services in China rose from approximately 400,000 in 1990 to approximately 25,000,000 in 1995. The New China News Agency has reported that pagers use in China is expected to continue to increase rapidly into the next century.

     The Company believes that its Voice Pager system will possess significant advantages over existing Chinese numeric, alphanumeric and character pagers by allowing a subscriber to receive and play on a hand held Voice Pager, a voice message from the actual party trying to reach the subscriber. The Voice Pager system will not require the subscriber to have access to a telephone to receive a message. Moreover, the Voice Pager System does not require large pools of typists to enter Chinese characters and eliminates translation errors from dialect differences that the Company believes are currently being experienced in the Chinese pager market, and also eliminates significant investments required for establishing the network and hardware of other pager systems.

     The Voice Pager system allows a designated FM radio station to provide a service which transmits a message to the owner of a Voice Pager in the actual voice of the person generating the message. In order to implement a Voice Paging System, hardware containing the Company's software would be connected at the base station of the radio station's FM transmitter. A customer to the paging system would buy the hand held Voice Pager from the radio station and in addition pay a monthly subscription fee for the paging service. Once a customer account is established the customer receives a designated account number, which is referenced when someone wants to leave a voice message. The message is called in to a central phone number held by the radio station for its customers. The calling party receives a signal to enter the Voice Pager customer account number and begins leaving a voice message. The calling party's message is then digitized, compressed and transmitted by the radio station's FM transmitter to the specific Voice Pager customer.

     The Voice Pager system provides a paging system which is adaptable to existing FM radio transmitters. The Voice Pager system utilizes the "excess" bandwidth of an FM radio station's signal and will not interfere with the radio station's broadcast of its regular programming. The Company believes that a maximum of $30,000 in capital investment and equipment purchases are required in order to upgrade existing FM radio transmitters to fully utilize the Company's Voice Pager technology. Since the Voice Pager System provides paging which is "piggy-backed" to an existing FM transmission, a very short start-up time is needed to set up a paging service. The Company believes that such a system is inexpensive when compared to the extensive transmitter network required for prior art paging systems.

Voice Pager System Equipment Description

     The Voice Pager System consists of two major parts, a base station and a hand held Voice Pager.

Base Station

     The base station features accessory equipment built around an existing FM radio transmitter and includes an Automatic Call Distributor ("ACD") to receive and distribute the incoming messages to subscribers. Messages will be automatically handled through a DSP processor to compress messages into digital form for storage at the base station and for retrieval and transmission through the SCA channel in FM broadcasting.

Voice Pager

     The Voice Pager will include the following modules:

     (1)   SCA Module

           The SCA Module will receive the main body of the voice message at a data stream rate of 4,800 bits per second and then pass it to the DSP Module for processing.

     (2)   DSP and Storage Modules

           The data stream received from the SCA Module will be stored, it will be decompressed into audible voice form and transferred over to the user when it is called through a speaker or an ear phone. The Voice Pager will have the capacity to store and playback messages.

     (3)   Power Module

           The power supply for the Voice Pager will consist of AAA or AA batteries.

Stock Information Receiver

     The Company believes that its Voice Pager technology has other market applications in addition to the Voice Pager System. The Company has identified one such market application for its technology concerning the distribution of stock market information in the Chinese market place. The Company has a working relationship with several Chinese radio stations and as a result of their requests, the Company developed a stock market information receiver ("SIR"). The SIR is a radio receiver designed to receive a scrambled analog FM radio signal transmitted by an FM radio station's transmitter over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is transmitted by Chinese radio stations.

     Currently certain Chinese radio stations sell a stock market information device to interested subscribers. Subscribers pay a fee to the radio station to purchase the device and a monthly fee to receive the radio transmission.
The Company believes, based on discussions with Chinese radio stations, that in the past unauthorized receivers have appeared in the Chinese market. These devices allow unauthorized users to pirate the radio station's signal without paying a monthly subscription fee.

     The Company's SIR system is designed to allow the radio station to install a computer with the Company's software at the FM transmitter and broadcast the information in a scrambled form, which is then unscrambled at the subscribers SIR through a proprietary chip designed by the Company. The Company believes that the SIR will decrease the risk of piracy and allow radio stations to better maintain their subscription revenue streams. In addition, the SIR system will allow the radio station to remotely turn off an SIR receiver, if the subscriber has not paid his/her monthly subscription fee. The Company believes its SIR system has additional applications and can be used wherever there is a market demand for one way communications that can be received by a select receiver and turned off at the source of the signal. The Company believes that these additional markets include corporate communications to select employees, sports information dissemination, weather reporting services, educational courses, and special programming.

     In June, 1996, the Company received an initial order for 10,000 SIR units from Pearl River Economic Radio, an affiliate of Radio Guangdong, in China. The Company has begun the production of these SIR units through various subcontractors and is currently delivering these units to the radio station. The first unit sales from October 12, 1996 through October 28, 1996 have generated approximately $196,000 in revenue for the Company. An additional order for 10,000 units has now been placed by Radio Guangdong.

Production and Manufacturing Plans

     The Company does not presently intend to establish its own manufacturing facilities in order to produce its Voice Pager and SIR products. Instead the Company plans to contract manufacture custom made Application Specific Integrated Circuits ("ASIC") and masked Central Processing Units ("CPU"). In addition, the Company will purchase the various component parts necessary to produce finished products from a variety of vendors. The Company has entered into an agreement with a California based semi-conductor manufacturer to produce an ASIC which will integrate all components and modules necessary to manufacture the Company's final products. The Company intends to ship ASIC and other component parts to contract manufacturers in China to assemble the Voice Pager and SIR units. The Company has identified a suitable contract manufacturer to assemble the Company's Voice Pager and SIR products. The SIR units necessary to fill the Radio Guangdong order are currently being manufactured by a subcontractor located in China. Since the Company will not operate its own manufacturing facilities, the Company will depend upon the ability of subcontract manufacturers to manufacture and assemble products in accordance with specifications provided by the Company. In the event that the subcontractors are unable to meet these specifications or experience delays in delivering products to the Company, the Company's business would be adversely affected.

     The Company may in the future seek to establish its own manufacturing facilities and/or form joint ventures with manufacturers in China and abroad in order to manufacture and assemble the Company's products. In such event, the

Company may need further financing to implement such manufacturing plans. There can be no assurance that financing will be available to the Company at such time, or if available on terms acceptable to the Company.

Marketing

     The Company's initial marketing efforts have been targeted to Chinese radio stations. The Company's strategy is to educate radio stations as to the possibility of generating significant revenues while utilizing the excess bandwidth for their FM signal through use of the Company's technology without the requirement for significant investment capital. The Company's goal is to explain the perceived advantages of the Company's products as opposed to
existing paging systems currently in use in China.   The radio stations will be
responsible to market Voice Pager and SIR services to local subscribers and implement support and service personnel needed to run a paging and information service. The benefit of this plan is that the Company will not be required to act as a paging company or information provider in China. The Company believes that radio stations possess greater financial strength and contacts at broadcasting and other governmental levels in order to properly promote Voice Pager and SIR use within the Chinese market place.

     According to statistics of the Chinese Ministry of Post and Telecommunications the number of paging subscribers in China has grown from approximately 400,000 in 1990 to approximately 25,000,000 at the end of 1995. The New China News Agency reported that it projects that paging users in mainland China will continue to expand at rapid rates. The Company believes that the advantages associated with its Voice Pager System as opposed to beepers, numeric pagers, and alphanumeric and Chinese character pagers, which are currently used in China, will allow the Company to successfully market its products. However, there can be no assurance that the Company's products will be successfully received in China or other market places. The Company believes that the price of its Voice Pager will be competitive with existing Chinese character pagers in use in China.

     The Company also intends to market its SIR to Chinese radio stations by educating such stations as to the ability of the Company's system to reduce the possibility of pirating the station's services thereby protecting the station's subscriber revenue streams. The Company also believes that the ability to turn off SIR units if a subscriber has not paid his monthly fees will be deemed a significant advantage to radio stations. The Company believes that the price of its SIR unit is competitive with other receivers on the market which do not offer the Company's security features.

Patents and Trade Secrets

     In January, 1996, the Company filed a patent application for protection of the Voice Pager product under United States patent laws. There can be no assurance as to the ultimate success of the Voice Pager patent application. Furthermore, even if a patent is issued to the Company, there can be no assurance that such patent will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Government Regulations

     The Company's proposed operations relate to conduct of operations in China and Hong Kong. Accordingly upon receipt of necessary funding to commence its ventures, the Company's operations will be subject to the risks of conducting business internationally, including possible instability in foreign governments, changes in regulatory requirements, difficulties in obtaining foreign licenses, as well as other general barriers and restrictions in relation to compliance with foreign laws. Moreover, certain of the Company's proposed plans concern operations in Hong Kong. Pursuant to an existing treaty between the Government of the United Kingdom and the People's Republic of China, Hong Kong will revert and become part of China in July, 1997. The Company is uncertain as to the impact that such a change in government would have upon its proposed venture operations in Hong Kong.

Competition

     The Company's products compete with those of numerous well-established companies which design, manufacture or market beepers, numeric pagers and alphanumeric pager systems and telecommunications products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for integrated security systems and related products.

Research and Development

The Company has spent approximately $434,000 and $82,000 for the years ended July 31, 1996 and 1995, respectively for the research and development of its Voice Pager and SIR products.

Employees

     The Company has seven employees, all of whom are full time, consisting of its Chief Executive Officer and Chairman of the Board, Principal Financial Officer, Secretary, Investor Relations, Controller, President of Global and administrative staff.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1341 N. Delaware Avenue, Suite 408, Philadelphia, Pennsylvania 19125, which the Company leases pursuant to a written lease expiring in 1999. The rent for the 3,233 square feet of office space is $29,100 per year subject to certain customary increases.

ITEM 3.     LEGAL PROCEEDINGS

     As of October 11, 1996, the Company had approximately 10 judgments related to accounts payable totalling approximately $71,000. The City of Philadelphia maintains a judgment in the Pennsylvania Court of Common Pleas, Philadelphia County in the amount of approximately $16,000. The judgment was entered on April 30, 1994. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy this obligation over a period of time. There can be no assurances, however, that an acceptable agreement will be reached in this regard.

     In August, 1996, the Company was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and plaintiff claims they are entitled to receive 15,000 shares of the Company's common stock or in the alternative the sum of $66,000. The Company has filed an answer to the complaint denying the complaintant's right to receive such shares or any monetary compensation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "SGAL."

     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. for the periods


Fiscal Year Ended July 31, 1995
_______________________________

                                          High Bid                 Low Bid
                                          ________                 _______
Quarter ended
  October 31, 1994                         $ 1.875                  $  .875
  January 31, 1995                           3.125                    1.6875
  April 30, 1995                             4.9375                   2.875
  July 31, 1995                              5.875                    4.75

Fiscal Year Ended July 31, 1996
_______________________________

                                          High Bid                Low Bid
                                          ________                _______
Quarter ended
  October 31, 1995                         $ 6                     $ 5.25
  January 31, 1996                           5.9375                  2.125
  April 30, 1996                             5.25                    4.125
  July 31, 1996                              4.875                   2.375

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions.
On October 28, 1996 the closing bid and ask price for the Company's common stock was $2.125 and $2.625, respectively.

     As of October 16, 1996 the Company had 141 shareholders of record of its Common Stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer &
Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.
The Company's transfer agent has advised the Company that it has in excess of 300 record and beneficial owners of its common shares.





Dividends

     To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business.
Any future payment of dividends will be determined solely by the discretion of the Company's Board of Directors.

ITEM 6.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's consolidated Financial Statements appearing elsewhere in this report.

General Operations
__________________

     The Company through its subsidiary, Global Telecommunications of Delaware,
Inc. ("Global") is developing and manufacturing telecommunication products.
Within the telecommunications industry, the Company has focused its efforts on two main products, the Stock Information Receiver ("SIR") and the Voice
Information Pager ("VIP").

     During fiscal 1996, the Company has provided cash advances to Global, in order to fund the development of Global's technology (see "Business"). The
Company has sought and obtained equity financing to fund the development process, however, additional proceeds will be needed to successfully consummate its plans. There can be no assurances that the Company will be successful in obtaining the necessary financing to develop, market and manufacture its products or that it will be commercially profitable. There are a number of companies in the telecommunications industry with greater experience and resources than the Company.

     The Company will be subject to all risks inherent in attempting to engage in business operations in the People's Republic of China ("PRC") and other foreign jurisdictions (see "Business"). There can be no assurance that the Company will either generate sufficient proceeds to fulfill its business plans, or, when started, to operate them effectively.

Year Ended July 31, 1996
v. Year Ended July 31, 1995
___________________________

Results of Operations

     For the year ended July 31, 1996, the Company incurred a net loss of $2,189,000 on revenues of $2,000. This compares to a net loss of $1,476,000 on revenues of $6,000 for the year ended July 31, 1995. The increase of $713,000 in net loss for the year is attributed to an increase in operating expenses of $260,000, offset by a reduction in the extraordinary gain on extinguishment of debt of $648,000 as a result of a majority of the debt being settled in fiscal 1995. In conjunction with the majority of debt being settled in fiscal 1995, interest expense accordingly decreased by $187,000 in fiscal
1996.

     Operating expenses for the year ended July 31, 1996 were $2,253,000 as compared to $1,993,000 for the year ended July 31, 1995, a $260,000 increase.
Officers' compensation decreased by $138,000, as a result of the resignation of the former Chairman in April, 1995, which is offset by the hiring of the Chief
Accounting Officer and Secretary in August, 1995.  Other salaries increased by
$73,000 by the Company hiring a Controller, Investor Relations, and administrative staff in fiscal 1996. Consulting fees decreased by $106,000, because a consultant was issued 1,083,000 shares of common stock, valued at $108,000 in fiscal 1995. The increase in director fees of $40,000 relates to 200,000 shares of common stock, valued at $50,000 being issued to two outside members of the Board of Directors in fiscal 1996. The increase in research and development costs of $352,000 and travel expenses of $217,000, is related to the SIR and VIP projects and travel expenses to China to test and preliminarily market both products. Travel expenses also increased as a result of travel to obtain additional financing overseas.

Liquidity and Capital Resources

     At July 31, 1996 the Company had working capital of $924,000.  The
Company's efforts are being directed towards the development and marketing of the SIR and VIP, and also to raising additional capital to finance both projects.

     In November, 1995, the Company and Mid-West Financial Consultants
Corporation ("Mid-West" or the "Underwriter") amended the Underwriting
Agreement and agreed to cancel the right of the Underwriter to purchase
1,250,000 of the 3,000,000 shares and also agreed that the Underwriter would have the right to purchase 833,334 shares of common stock at $3 per share. The
Company received $100,000 for 33,334 shares in November, pursuant to this amendment, which expired on November 30, 1995.

     In December, 1995, the Company also issued Common Stock Purchase Warrants
("CSP Warrants") to purchase 400,000 common shares at an exercise price of $2.50 per share, which were to expire on June 30, 1996. The CSP Warrants were exercised generating $1,000,000 in capital for the Company.

     In December, 1995, the Company issued to Mid-West, Warrants
("P.A. Warrants") to purchase 1,666,667 common shares at an exercise price of $2.50 per share. The P.A. Warrants were to originally expire on June 30, 1996.
The expiration date was later extended to August 31, 1996. As of July 31, 1996, 480,000 P.A. Warrants had been exercised for a total of $1,158,000, net of commissions. Subsequently, the remaining 1,186,667 P.A. Warrants expired on August 31, 1996.

     On September 6, 1996 the Company registered 2,500,000 shares of its common stock for sale at a price of $2.00 for sixty days, subject to an additional extension of 30 days. Additionally, a Warrant ("SCC Warrant") to purchase
100,000 shares of the Company's common stock at $2 per share were issued with an expiration date of August 31, 1999. The shares underlying the SCC Warrant were also registered. If all of the registered shares described above were sold, the Company would receive $5.2 million dollars exclusive of commissions.

     The proceeds received by the Company from various financings have been used to settle tax judgments and other debt, as well as to further the development of the SIR and VIP, purchase inventory, pay overhead and administrative costs, and fund operations. As of October 15, 1996, the Company maintained a cash balance of $845,000. The sales of the Company's SIR began on October 12, 1996, and have generated revenue of approximately $196,000 for the Company through October 28, 1996. The Company expects that it will need approximately $200,000 to finish the development of the VIP, $1.5 million for production and $300,000 for marketing the first units. Sales of the VIP are currently expected to begin in the first quarter of calendar 1997. Therefore, the Company estimates that it will require $2 million to be generated or raised in order to begin production and sales of the VIP in early 1997, and to consummate its plans. There can be no assurances that the revenues for the VIP will commence, or sales begin on the estimated dates, or that the financing will be completed. The VIP project may need to be delayed until the Company can generate sufficient cash flow internally to fund the project. The Company's ability to achieve its plan of operations depends on its ability to secure sufficient proceeds from financings. There can be no assurance that such revenues or funding will be generated or available, or if available on terms acceptable to the Company.

     Cash requirements subsequent to July 31, 1997, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 7.



































                          SIGMA ALPHA GROUP, LTD.

                       INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

          A.   Independent Auditor's Report                       F-1

          B.   Consolidated Balance Sheets at July 31, 1996
                and 1995                                          F-2 to F-4

          C.   Consolidated Statements of Operations for the
                years ended July 31, 1996 and 1995                F-5

          D.   Consolidated Statements of Stockholders' Equity
                for the years ended July 31, 1996 and 1995        F-6 to F-9

          E.   Consolidated Statements of Cash Flows for the
                years ended July 31, 1996 and 1995                F-10 to F-11

          F.   Notes to Consolidated Financial Statements         F-12 to F-22













































                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sigma Alpha Group, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Sigma Alpha
Group, Ltd. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Alpha Group, Ltd. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    s/COGEN SKLAR LLP
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 13, 1996















                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1995
                          (Rounded to Nearest Thousand)


                                                 1996               1995
                                               __________       __________
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $1,173,000       $1,423,000
  Receivable from underwriting                      -              198,000
  Inventory                                       119,000            -
  Prepaid expenses and other current assets        20,000            7,000
                                                _________        _________
                                                1,312,000        1,628,000

PROPERTY AND EQUIPMENT                             80,000           26,000

OTHER ASSETS
  Goodwill                                         58,000           74,000
  Patent                                            9,000            -
                                                _________        _________
                                                   67,000           74,000
                                                _________        _________

TOTAL ASSETS                                   $1,459,000       $1,728,000
                                                =========        =========




















The accompanying notes are an integral part of the consolidated financial statements
                                    F-2

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              JULY 31, 1996 AND 1995
                           (Rounded to Nearest Thousand)


                                                  1996              1995
                                               ___________        _________

                     LIABILITIES


CURRENT LIABILITIES
  Note payable, bank                           $     -          $    50,000
  Loan payable                                      16,000            -
  Accounts payable - trade                         231,000          173,000
  Taxes, other than income taxes                     7,000           76,000
  Accrued wages - officers                          40,000            -
  Accrued interest                                   -               31,000
  Accrued expenses and other current
   liabilities                                      94,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  388,000          424,000

COMMITMENTS AND CONTINGENCIES


























The accompanying notes are an integral part of the consolidated financial statements
                                      F-3

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           JULY 31, 1996 AND 1995
                        (Rounded to Nearest Thousand)

                                                    1996             1995
                                                 ________         _______

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 178,000 shares at July 31,
   1996 and 1995.                                    -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at July 31,
   1996 and 726,000 shares at July 31, 1995.         1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 109,000 shares; issued and
   outstanding, 97,000 shares at July 31,
   1996 and 109,000 shares at July 31, 1995.         -                -

  ADDITIONAL PAID-IN CAPITAL                     4,690,000        5,054,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 14,809,000 shares at July 31, 1996 and
 12,837,000 at July 31, 1995.                       15,000           13,000

    COMMON STOCK SUBSCRIBED                          -            1,499,000

    WARRANTS OUTSTANDING                             2,000                 -

    ADDITIONAL PAID-IN CAPITAL                  16,471,000       12,664,000

ACCUMULATED DEFICIT                            (20,108,000)     (17,919,000)
                                                __________       __________
                                                 1,071,000        1,312,000
LESS:  UNEARNED FUTURE COMPENSATION                  -                8,000
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       1,071,000        1,304,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,459,000      $ 1,728,000
                                                ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements
                                   F-4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED JULY 31, 1996 AND 1995
                            (Rounded to Nearest Thousand)
                                                1996         1995
                                             __________   _________
SALES                                        $    -       $    -

COST OF SALES                                     -            -
                                             __________    _________

GROSS PROFIT                                      -            -
                                             __________    _________
OPERATING EXPENSES:
  Officers' compensation                        540,000      678,000
  Other salaries and payroll costs               73,000        -
  Consulting fees                               319,000      425,000
  Directors' fees                                54,000       14,000
  Professional fees                             148,000      168,000
  Research and development                      434,000       82,000
  Travel                                        358,000      141,000
  Other                                         327,000      485,000
                                              _________    _________
TOTAL OPERATING EXPENSES                      2,253,000    1,993,000
                                              _________    _________
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER
 INCOME (EXPENSE) AND EXTRAORDINARY GAIN     (2,253,000)  (1,993,000)
                                              _________    _________
OTHER INCOME (EXPENSE)
 Royalties                                        2,000        6,000
 Interest income                                 21,000        9,000
 Interest expense                               (21,000)    (208,000)
                                              _________    _________
                                                  2,000     (193,000)
                                              _________    _________

LOSS BEFORE EXTRAORDINARY GAIN               (2,351,000)  (2,186,000)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT     62,000      710,000
                                              _________    _________
NET LOSS                                    $(2,189,000) $(1,476,000)
                                              =========    =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       13,848,000    9,444,000

NET LOSS PER COMMON SHARE
 Net loss before extraordinary gain         $     (0.16)  $    (0.23)
 Extraordinary gain on extinguishment of debt      -            0.07
                                              _________    _________
NET LOSS PER SHARE                           $    (0.16)  $    (0.16)
                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements
                                    F-5

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               YEARS ENDED JULY 31, 1996 AND 1995
                                 (Rounded to Nearest Thousand)

                                 COMMON STOCK
                 ____________________________________________________________

                                       COMMON                     ADDITIONAL
                  NUMBER OF             STOCK       WARRANTS       PAID-IN
                   SHARES    AMOUNT   SUBSCRIBED   OUTSTANDING     CAPITAL
                 __________  _______  __________   ___________    __________
BALANCES,
 AUGUST 1, 1994   7,381,000  $ 7,000  $  699,000         -        $ 9,017,000

Year ended
 July 31, 1995
  Common stock
   subscription,
   net of $2.5
   million
   receivable         -        -       3,717,000         -              -
  Issuances of
   common stock
    Under
     subscription
     agreement    1,517,000    2,000  (2,917,000)        -          2,915,000
    Cash            533,000    1,000       -             -            262,000
    Interest         75,000    -           -             -             25,000
    Professional
     services        13,000    -           -             -              2,000
    Officers and
     Directors    2,085,000    2,000       -             -            206,000
    Lease
     obligation      50,000    -           -             -             50,000
    Acquisition     100,000    -           -             -             80,000
    Consulting    1,083,000    1,000       -             -            107,000
                 __________   ______   _________    __________    ___________

BALANCES JULY
 31, 1995        12,837,000  $13,000  $1,499,000         -        $12,664,000





The accompanying notes are an integral part of the consolidated financial statements

                                      F-6

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY
                               YEARS ENDED JULY 31, 1996 AND 1995
                                 (Rounded to Nearest Thousand)

                                 COMMON STOCK
                 ____________________________________________________________
                                       COMMON                    ADDITIONAL
                  NUMBER OF             STOCK       WARRANTS      PAID-IN
                   SHARES    AMOUNT   SUBSCRIBED   OUTSTANDING    CAPITAL
                 __________  ______   __________   ___________   __________
BALANCES JULY
 31, 1995        12,837,000  $13,000  $1,499,000         -       $12,664,000
 Issuances of
  common stock
   Under
    subscription
    agreement       850,000    1,000  (1,499,000)        -         1,498,000
   Under
    underwriting
    agreement        33,000    -           -             -           100,000
   Interest           9,000    -           -             -             1,000
   Directors fees   200,000    -           -             -            50,000
   Warrant
    exercise, net
    of commission
    $42,000         880,000    1,000       -             -         2,158,000
  Warrants issued
   to consultant      -        -           -             2,000         -
                 __________   ______   _________   ___________    __________

BALANCES, JULY
 31, 1996        14,809,000  $15,000  $    -             2,000   $16,471,000
                 ==========   ======   =========   ===========    ==========

                               ACCUMULATED DEFICIT
                               ___________________
BALANCE, AUGUST 1, 1994        $(16,443,000)

Net loss                         (1,476,000)
                                ___________

BALANCE JULY 31, 1995           (17,919,000)

Net loss                         (2,189,000)
                                ___________

BALANCE JULY 31, 1996          $(20,108,000)
                                ===========

[FN]
The accompanying notes are an integral part of the consolidated financial statments
                                    F-7

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED JULY 31, 1996 AND 1995
                            (Rounded to Nearest Thousand)

                                  PREFERRED STOCK "SERIES A"
                               ___________________________________
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN
                                SHARES       AMOUNT       CAPITAL
                               ________      _______      ________
BALANCES, AUGUST 1, 1994          -         $   -        $   -

Year ended July 31, 1995
  Issuance of preferred stock
    Professional services         3,000         -           15,000
    Conversion of debt          175,000         -          867,000
                               ________      _______      ________
BALANCES, JULY 31, 1995 AND
 1996                           178,000         -        $ 882,000
                               ========      =======      ========

                                    PREFERRED STOCK "SERIES B"
                                 __________________________________
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 _________     _______      ________
BALANCES AUGUST 1, 1994             -         $  -         $    -

Year ended July 31, 1995
  Issuance of preferred stock
    Conversion of debt            726,000        1,000      3,628,000
                                 ________      _______      _________

BALANCES, JULY 31, 1995           726,000     $  1,000     $3,628,000

Year ended July 31, 1996
 Issuance of preferred stock
   Conversion of debt              15,000        -             77,000
 Repurchase of shares for
  retirement                      (77,000)       -           (385,000)
                                 ________      _______      _________

BALANCES, JULY 31, 1996           664,000     $  1,000     $3,321,000
                                 ========      =======      =========

[FN]
The accompanying notes are an integral part of the consolidated financial statements

                        SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEARS ENDED JULY 31, 1996 AND 1995
                             (Rounded to Nearest Thousand)


                                       PREFERRED STOCK "SERIES C"
                                  _____________________________________
                                                             ADDITIONAL
                                  NUMBER OF                   PAID-IN
                                   SHARES       AMOUNT        CAPITAL
                                 ________      _______      __________
BALANCES, AUGUST 1, 1994            -            -              -

Year ended July 31, 1995
  Issuance of preferred stock
    Deferred compensation         109,000     $  -         $  544,000
                                 ________      _______      _________

BALANCES, JULY 31, 1995           109,000        -            544,000

Year ended July 31, 1996
  Repurchase of shares for
   retirement                     (12,000)       -            (57,000)
                                 ________      _______      _________

BALANCES, JULY 31, 1996            97,000     $  -         $  487,000
                                 ========      =======      =========
























The accompanying notes are an integral part of the consolidated financial statements
                                          F-9

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED JULY 31, 1996 AND 1995
                                 (Rounded to Nearest Thousand)

                                             1996            1995
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(2,189,000)    $(1,476,000)
 Adjustments to reconcile net loss
  to net cash flows used in operating
  activities:
   Extraordinary gain on extinguishment
    of debt                                  (62,000)       (710,000)
   Depreciation  of property and
    equipment and amortization of
    goodwill and patent                       34,000          14,000
   Amortization of unearned compensation       8,000          42,000
   Issuance of preferred stock for
    professional services                      -              15,000
   Issuance of common stock for consulting,
    compensation, and other expenses          50,000         393,000
   Warrants outstanding                        2,000           -
(Increase) decrease in:
  Receivable from underwriting               198,000           -
  Inventory                                 (119,000)          -
  Prepaid expenses and other current
   assets                                    (13,000)         (5,000)
 Increase (decrease) in:
  Accounts payable                           107,000         (76,000)
  Due to distributor                           -              (8,000)
  Taxes, other than income taxes             (56,000)       (154,000)
  Accrued expenses and other current
   liabilities                                38,000        (148,000)
                                           _________       _________
 Net cash used in operating activities    (2,002,000)     (2,113,000)
                                           _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent                              (10,000)          -
 Purchase of equipment                       (71,000)        (13,000)
                                           _________         _______
  Net cash used in investing activities      (81,000)        (13,000)
                                           _________         _______






The accompanying notes are an integral part of the consolidated financial statements
                                    F-10

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED JULY 31, 1996 AND 1995
                          (Rounded to Nearest Thousand)

                                               1996          1995
                                             _________      ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net principal payments on notes payable,
  bank                                     $     -           (6,000)
 Net principal payments on long-term debt  $     -       $  (80,000)
 Principal payments on notes payable
  to others                                      -         (165,000)
 Proceeds from loans payable                    16,000        -
 Proceeds from issuance of common stock      2,259,000      263,000
 Proceeds from common stock subscribed           -        3,520,000
 Repurchase of Preferred Series B stock       (385,000)       -
 Repurchase of Preferred Series C stock        (57,000)       -
                                             _________    _________
 Net cash provided by financing activities   1,833,000    3,532,000
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS            (250,000)   1,406,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR      1,423,000       17,000
                                             _________    _________

CASH AND EQUIVALENTS, END OF YEAR           $1,173,000   $1,423,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the year:
   Interest                                 $   21,000   $    -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Preferred stock Series A issued for
   conversion of debt                       $    -       $  867,000
  Preferred stock Series B issued for
   conversion of debt                       $   77,000   $3,629,000
  Preferred stock Series C issued for
   deferred compensation                    $    -       $  544,000
 Common stock issued for conversion
   of debt                                  $    1,000   $    -
 Common stock issued for acquisition of
  subsidiary                                $    -       $   80,000
 Common stock subscribed                    $    -       $  198,000

The accompanying notes are an integral part of the consolidated financial statements

                                    F-11

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1996 AND 1995


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sigma Alpha Group, Ltd. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania in February, 1988 and commenced operations in June, 1989, as the successor-in-interest of Sigma Sound Studios, Inc.
("Sigma Sound") a recording studio owned and operated by the former Chairman of the Company. In 1987, Sigma Sound purchased the assets of Alpha International Recording Studios, Inc. ("Alpha International"), a recording studio owned and operated by the Company's Chief Executive Officer and Chairman of the Board.

The Company became publicly held upon its merger in January, 1991 with Fabulous Mergers, Inc., an inactive public company incorporated in Nevada. Pursuant to the terms of the merger, Fabulous Mergers, Inc., as the surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In 1995, the Company changed its name to Sigma Alpha Group, Ltd.

From 1993 through early 1995, the Company's manangement attempted to develop valuable contacts in the Southeast Asia region, particularly in China, in an effort to establish distribution and agency arrangements that would link Southeast Asian and U.S. based recording companies and artists and other business ventures in Southeast Asia. In April 1995, the Company acquired an 80% interest Global Telecommunications of Delaware, Inc. ("Global"), an entity which was formed to complete development of the Voice Information Pager ("VIP") technology.

During 1996, management discontinued its plans to reestablish its music industry operations and all other proposed ventures in Southeast Asia with the exception of the continued development and marketing of telecommunication products by Global. Recently, the Company changed its name to Sigma Alpha Group, Ltd. to reflect this new business focus. The Company is presently developing wireless telecommunication products which utilize radio frequencies transmitted by FM radio stations.

Principles of Consolidation
___________________________
The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
________________
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 1996 AND 1995


Concentration of Credit Risk
____________________________
The Company maintains its cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Company up to $100,000. During the year the Company may have cash balances in these institutions in excess of these limits. At July 31, 1996, balances were in excess of insurable amounts by approximately $1,072,000.

Estimates
_________
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
___________________________________
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. These balances, as presented in the financial statements as of July 31, 1996 and 1995, approximate their fair value because of their short maturities.

Inventory
_________
Inventory is stated at the lower of cost or market determined on a first-in, first-out basis and consists of component parts for the Company's Stock Information Receiver ("SIR").

Property and Equipment
______________________
Property and equipment are recorded at cost. Fixtures and equipment are depreciated primarily using the declining balance and straight line methods over the estimated useful lives of 3 to 10 years.

Goodwill
________
The Company amortizes goodwill on a straight-line basis over a 5 year period. Goodwill in the consolidated financial statements relates to the Company's
1995 acquisition of 80% of Global Telecommunications of Delaware, Inc. ("Global"). The amortization recorded was $16,000 and $6,000 in 1996 and 1995, respectively. Accumulated amortization was $22,000 and $6,000 at July 31, 1996 and 1995, respectively.

Patent
______
The Company amortizes its patent on a straight line basis over a 5 year period. The amortization and accumulated amortization was $1,000 at July 31, 1996.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1996 AND 1995


Research and Development Expenses
_________________________________
Research and development expenditures are expensed as incurred and totaled approximately $434,000 and $82,000 for the years ended July 31, 1996 and 1995, respectively.

Income Taxes
____________
The Company has adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Loss Per Share
__________________
Net loss per share is based upon the weighted average number of shares outstanding, without assumed conversion of the warrants and stock options, which are considered to be common stock equivalents, since the effect on net loss per share would be anti-dilutive.

New Authoritative Pronouncements
________________________________
The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of net income and earnings per share assuming the fair value method was adopted. The Company will elect to continue to use existing accounting rules. The new statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt the provisions in the first quarter of fiscal 1997 and present the required pro-forma disclosure provisions for its fiscal year ending July 31, 1997. As the Company will continue to account for stock-based compensation for employees using the intrinsic value method, this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

In accordance with FASB Statement No. 123, except for transactions with employees, all transactions, in which goods or services are the consideration received for the issuance of equity instruments, after December 15, 1995, have been accounted for based on the fair value of the equity instruments.

                 SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1996 AND 1995


Reclassifications
_________________
Certain 1995 amounts have been reclassified to conform with 1996 classifications.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          1996             1995
                                        _______          _______
     Equipment                         $ 92,000         $ 48,000
     Molds                               28,000            -
     Automotive equipment                18,000           18,000
     Furniture and fixtures              11,000           12,000
     Equipment under capital lease       64,000           64,000
                                        _______          _______
                                        213,000          142,000
     Less accumulated depreciation      133,000          116,000
                                        _______          _______

                                       $ 80,000         $ 26,000
                                        =======          =======

Depreciation expense for the years ended July 31, 1996 and 1995 was $17,000 and $8,000, respectively.


NOTE 3 - NOTE PAYABLE, BANK

                                          1996             1995
                                        _______          _______

     Note payable, bank, accruing
      interest at 11.5%.               $  -             $ 50,000
                                        =======          =======

The note payable and related accrued interest of approximately $29,000 were satisfied in full in September, 1995 for a cash payment of $20,000.

NOTE 4 - LOAN PAYABLE

Loan payable to Mid-West Financial Consultants Corporation has no terms of repayment or interest. The loan was repaid in full in September, 1996.

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1996 AND 1995


NOTE 5 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended July 31, 1996 and 1995 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

     The components of the net deferred tax assets are as follows:

                                           1996               1995
                                        _________          _________
     Net operating loss carryforwards  $7,113,000         $6,423,000
     Research and development              30,000             27,000
     Contribution carryforwards             6,000              5,000
     Incorporation costs                    1,000              -
     Valuation allowance               (7,150,000)        (6,455,000)
                                        _________          _________

                                       $    -             $    -
                                        =========          =========

The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, options and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At July 31, 1996 the Company had net operating loss carryforwards of approximately $19,758,000, which if not used will expire primarily during the years 2005 through 2011. The Company also has a research and development credit carryforward of $6,000 and a contribution carryforward of $16,000 as of July 31, 1996.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1996 AND 1995


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
______
Most of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and autos. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses.

The following is a schedule of future minimum rental payments for all noncancelable operating leases that have initial or remaining lease terms in excess of one year at July 31, 1996:

                       Year Ending July 31,
                       ____________________
                       1997                   $ 47,000
                       1998                     48,000
                       1999                     37,000
                       2000                      5,000
                                               _______

                                              $137,000
                                               =======

Rent expense for operating leases in 1996 and 1995 was $64,000 and $34,000 respectively.

Employment Agreements
_____________________
The Company agreed effective April, 1991, to pay the Chairman $250,000, increasing 10% per year cumulatively, plus bonuses equal to 5% of pre-tax income and certain fringe benefits, through the year 2001. Upon his death or disability, the Company is to pay his annual salary for the lesser of eight years or the balance of the term, or, upon termination without cause or resignation for "good reason," his annual salary plus certain fringe benefits for four years or the balance of the term. On November 14, 1995, the Chairman's agreement was extended 5 years to the year 2006 by the Board of Directors. On July 22, 1996, the Board of Directors authorized a 15% increase in the Chairman's salary and a provision to increase his profit share from 5% to 10%.

The Company agreed effective October, 1995 to pay the President of Global Telecommnications of Delaware, Inc. ("Global") $100,000, increasing 4% per year cumulatively, plus bonuses equal to 25% of Global's pre-tax net profits in excess of 20% of Global's pre-tax gross revenues (as defined), and certain fringe benefits, through October 18, 1998. The President of Global will be paid for the lesser of two month or a mutually agreed upon term after termination.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1996 AND 1995


The Company agreed effective July, 1995 to pay the Chief Accounting Officer ("CAO") $85,000, increasing 4% per year cumulatively (or such amount as approved by the President and CEO) plus certain fringe benefits. As consideration for entering into the agreement the Company will issue the CAO 5,000 shares of restricted Common Stock two years from the date of the agreement, provided that the CAO has not terminated employment prior to that time. The fair market value of the stock at July 31, 1996 was approximately $16,000. For the year ended July 31, 1996, the Company accrued approximately $8,000 for the amount vested in the stock as of the year end. Additionally, the Company issued the CAO options to purchase 25,000 shares of Common Stock at the market price as of the date of the commencement of his employment, and minimum options after each year of employment to purchase 5,000 shares of Common Stock at the market price on the anniversary date of the agreement. The options remain in effect for two years from the date of the grant, except upon termination, in which case the CAO will have 30 days to exercise the options before they are canceled.

Separation Agreement
____________________
As of April 27, 1995, the Company entered into a Separation Agreement with the former Chairman of the Board. The Company was released of all obligations, claims and debts due him. These obligations, claims and debts were assumed by a third party in consideration for $61,000 in cash and 395,000 Preferred Series B shares of the Company valued at $1,977,000. In addition, the third party agreed to purchase the former Chairman's shares (1,740,063) in the Company. In accordance with the Separation Agreement, the Company agreed to pay up to $2,000 per week until such time that these obligations (due December 31, 1996) are paid to the former Chairman by the third party. The compensation paid by the Company was $18,750 and $6,000 in fiscal 1996 and fiscal 1995, respectively. In addition, $40,250 has been accrued as of July 31, 1996, which represents the estimated maximum liability by the Company to the former Chairman in the event that the third party fails to perform.

Development Agreement
_____________________
On January 18, 1996, Global entered into a Development Agreement with Innotel, Inc. ("Innotel"). On or before March 15, 1996, Innotel was to deliver to Global a VIP prototype for inspection, demonstration, and field testing unless said term was extended by Global. Upon acceptance of the VIP prototype, Global is obligated to pay Innotel up to $414,000 of which $346,000 has already been paid and is acknowledged as having been paid by Innotel.

If the VIP prototype is not accepted within 60 days from the initial notification of the completion of the prototype, Global may terminate the Agreement and Innotel will be required to return 10% of the proceeds previously paid for the development of the prototype.

Global has extended the date of delivery of the VIP prototype until December, 1996. This is a result of the SIR project becoming a priority in order to meet the needs of Global's proposed customers.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1996 AND 1995


Legal Proceedings
_________________
As of July 31, 1996, the Company had approximately 10 judgments related to accounts payable totalling approximately $71,000 outstanding against it. The City of Philadelphia maintains a judgment in the amount of approximately $16,000 against the Company. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy such obligations over a period of time provided adequate funding is received from the warrants or other financing activities.

In August, 1996, the Company was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and entitles the plaintiff to receive 15,000 shares of the Company's common stock or alternatively $66,000. The Company has prepared an answer to the complaint denying the right to receive such shares or any monetary compensation.

NOTE 7 - MAJOR VENDORS

The Company purchases various integrated circuits for use in its products. Purchases from three vendors, individually totalled more than 10% of the Company's total purchases for the year ended July 31, 1996.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company entered into a three year agreement with a consultant (stockholder) as of April 1, 1993. The consultant was to receive $2,500 per week through July 31, 1993 and 350,000 shares of the Company's common stock, and $3,000 per week thereafter. During 1995, the Company raised the consultant's payment to $4,000 per week. During 1996, the term of the agreement was extended three years and subsequent to the year end, the consultant's payment was increased to $4,200. As of July 31, 1996 and 1995, the balance due the consultant was approximately $34,000 and $24,000, respectively.


NOTE 9 - PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS

Preferred Stock
_______________
The Company is authorized to issue 2,000,000 shares of preferred stock, $.001 par value, in one or more series. On August 17, 1993, the Board of Directors designated 750,000 shares as Series A, $5 convertible preferred stock with preferences over common as to dividends and liquidation. On August 31, 1996, each share of the preferred stock were converted into one share of common stock. As of July 31, 1996 and 1995 178,000 shares have been issued. The shares were issued to stockholders and certain trade creditors in lieu of debt and professional services, in consideration for $15,000 in professional services and $867,000 for conversion of debt.

                SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JULY 31, 1996 AND 1995


On March 16, 1995, the Board of Directors designated 800,000 shares of
Series B, $5 convertible preferred stock to have preference over common stock and Preferred Series A stock as to dividends and liquidation. The Company has issued one investor 741,000 shares of Series B, $5 Convertible Preferred Stock in consideration for assuming $3,706,000 of debt of the Company. The Company has also paid the investor an aggregate amount of $115,000, pursuant to the terms of the Preferred Series B Stock, which includes a provision for the payment of three percent of the debt assumed by the investor to be paid in cash. During the year ended July 31, 1996, the Company retired approximately 77,000 shares of Preferred Series B for approximately $385,000. In addition the investor returned approximately $12,000 to the Company for three percent of the debt assumed on the 77,000 shares retired.
The Company may redeem the Series B Preferred Shares for shares of the Company's common stock or cash as follows: (i) From May 1, 1996 to April 30, 1997 at a price of $5.50 per share or by the issuance of 2.5 common shares for each Preferred share; or (ii) from May 1, 1997 to April 30, 1998 at a price of $6.10 per share or by the issuance of two common shares for each Preferred share. Notwithstanding the foregoing, each share of Series B Preferred Stock shall automatically be converted into one share of common stock of the Company
(i) after April 30, 1998, or (ii) once $5 per share has been paid as a dividend or other distribution to the holders of the Series B Preferred Stock.

On June 7, 1995, the Board of Directors designated 109,000 shares of Series C, $5 Convertible Preferred Stock to have preference over common stock and Preferred Series A and B stock for dividends and liquidation. The Company has issued the President of the Company 109,000 shares of Series C, $5 Convertible Preferred Stock in consideration for $544,000 of deferred compensation. During the year ended July 31, 1996, the Company retired approximately 12,000 shares of Preferred Series C for approximately $57,000. In. September, 1996, the Company retired 17,000 shares of Preferred Series C for $94,000. The Company may redeem the Series C Preferred Shares for shares of the Company's common stock or cash as follows: (i) From May 1, 1996 to April 30, 1997 at a price of $5.50 per share or by the issuance of 2.5 common shares for each Preferred share; or (ii) from May 1, 1997 to April 30, 1998 at a price of $6.10 per share or by the issuance of two common shares for each Preferred share. Notwithstanding the foregoing, each share of Series C Preferred Stock shall automatically be converted into one share of common stock of the company
(i) after April 30, 1998; or (ii) once $5 per share has been paid as a dividend or other distribution to the holders of the Series C Preferred Stock.

Common Stock
____________
In August, 1995, the Company authorized the issuance of 5,000 shares of the Company's common stock to the Chief Accounting Officer, provided that he remains with the company for a term of two years, pursuant to his employment agreement. The shares are currently being held by the Company.

In November, 1995, the Company and Mid-West Financial Consultants Corporation ("Mid-West" or the "Underwriter") amended the Underwriting Agreement and agreed to cancel the right of the Underwriter to purchase 1,250,000 of the 3,000,000 shares and also agreed that the Underwriter would have the right to

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1996 AND 1995


purchase 833,334 shares of common stock at $3 per share. The Company received $100,000 for 33,334 shares in November, pursuant to this amendment, which expired on November 30, 1995.

In January, 1996, 100,000 shares of the Company's common stock was issued to each of two outside members of the Board of Directors valued at $50,000 in recognition of services.

In November, 1995, the Board had authorized a 33% increase in the President's stock position upon the next substantial receipt of funding. In August, 1996, the Board approved the issuance of 1,250,000 shares, valued at $188,000, for the President's equity financing efforts.

Warrants
________
In December, 1995, the Company issued Common Stock Purchase Warrants
("CSP Warrants") to purchase 400,000 common shares at an exercise price of $2.50 per share. The CSP Warrants were exercised generating $1,000,000 in capital for the Company.

In December, 1995, the Company issued to Mid-West, Warrants ("P.A. Warrants") to purchase 1,666,667 common shares at an exercise price of $2.50 per share. The P.A. Warrants were to originally expire on June 30, 1996. The expiration date was later extended to August 31, 1996. As of July 31, 1996, 480,000
P.A. Warrants had been exercised for a total of $1,158,000, net of commissions. The remaining 1,186,667 P.A Warrants expired on August 31, 1996.

On December 29, 1995, the Company issued a consultant a Common Stock Purchase Warrant ("JF. Warrant") in consideration for services rendered to the Company, to purchase 10,000 common shares at an exercise price of $.01 per share, valued at $2,000. The JF. Warrant expires December 15, 1997.

Stock Option Plan
_________________
The Company, with stockholder approval, has adopted a Stock Option Plan (the "Plan") which provides for the granting of options to officers, key employees, consultants and others. Options to purchase the Company's common stock may be made for a term of up to ten years at the fair market value at the time of the grant. Incentive options granted to a ten percent or more stockholder may not be for less than 110% of fair market value nor for a term of more than five years.

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100,000. The Company has reserved a total of 5,000,000 shares for issuance under the Plan. No options have been granted under this plan through July 31, 1996. The Plan terminates in November, 2001, unless terminated earlier by the Board of Directors.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1996 AND 1995


Options
_______
The Company has issued options to purchase 283,000 shares of common stock. As of July 31, 1996 only 16,667 of these options to purchase the Company's common stock at $15 per share remained and they expire in November, 1996.

On August 14, 1995, the Company granted the Chief Accounting Officer the option to purchase 25,000 shares of the Company's common stock at a price of $5.75.
In addition, after each year of employment, he is to receive a minimum additional option to purchase 5,000 shares of the Company's common stock at the then current market price. On August 14, 1996, the market price was $2.75. Such options shall remain in effect for two years from the date of grant, except upon termination in which case the Chief Accounting Officer will have 30 days to exercise the options before they are cancelled. As of July 31, 1996, options to purchase 25,000 shares of common stock were outstanding.

The Company entered into a financial consulting agreement as of October 16, 1995, whereby the Company would issue the consultant options to purchase 100,000 shares of the Company's common stock at a price of $6.25 as compensation for consulting services to be performed. The agreement expired October 16, 1996 without performance by the consultant, therefore no options were issued.

On July 22, 1996, the Board of Directors authorized 250,000 options to purchase shares of the Company's common stock at $3.875 per share, which represents the fair market value of the common stock as of that date, to be awarded to each of two outside members of the Board of Directors. The options expire on July 22, 2006 and carry such terms that are outlined in the Company stock option plan.

Also on July 22, 1996, the Board of Directors authorized 500,000 options to purchase shares of the Company's common stock at $3.875 per share, which represents the fair market value of the common stock as of that date, to be awarded to the President of the Company. The options expire on July 22, 2006 and carry such terms that are outlined in the Company stock option plan.

NOTE 10 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $62,000 and $710,000 during the years ended July 31, 1996 and 1995, respectively, relating to the settlement of trade payables, taxes payable, and accrued expenses in the aggregate amount of $129,000 and $906,000, respectively. The funds used to reduce the Company's outstanding debt were received from the Underwriting Agreement and other financings.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to July 31, 1996, the Board of Directors approved the issuance of 100,000 Warrants to purchase the Company's common stock at a price of $2 per share to the Company's SEC counsel. The Warrants expire on August 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of all directors and officers of the Company and their positions in the Company:

                                    Position(s)
Name                   Age          with Company            Director Since
____                   ___          ____________            ______________

Peter S. Pelullo       44           President, Chief        June 1989
                                    Executive Officer,      (Class Two)
                                    Chairman of the
                                    Board, Chief
                                    Financial Officer
                                    and Director

Scott A. McPherson     35           Principal
                                    Financial Officer

Ernest J. Cimadamore   34           Secretary

John N. D'Anastasio    48           Director                June 1991
                                                            (Class Three)

Robert J. Sannelli     51           Director                June 1991
                                                            (Class Three)


     The Board of Directors is divided into three classes; first class, second class and third class, with the term of one class expiring each year. The term of each class is three years. The term of each class has expired. Therefore, all current directors serve until their successors are duly elected and qualified. Vacancies in the board are filled by majority vote of the remaining directors. The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

     The business experience during the past five years or more of each director and executive officer of the Company is as follows:

     Peter S. Pelullo became President, Chief Executive Officer and Chief Financial Officer of the Company in 1991. In 1995, Mr. Pelullo was appointed as the Company's Chairman of the Board. Mr. Pelullo has been involved in the music industry since 1976, when he formed Philadelphia-based Alpha International Recording Studios, Inc. ("Alpha International"). Mr. Pelullo also founded Philly World Records in 1982 to establish domestic and international record distribution networks. Mr. Pelullo created a promotional team which has successfully marketed artists such as Anita Baker, Teddy Pendergrass, Levert, The Whispers, and NEW Edition, and record companies including Capitol Records, Manhattan, EMI, Atlantic and Elektra have subcontracted this team to market their acts. In 1986, Philly World Records was sold to Magnolia Sound, while Alpha International was retained in order to focus on studio operations and the formation of a new record company. Alpha International was merged with Sigma Sound in 1987 creating Sigma Alpha Entertainment Group, Ltd., which became a public company in 1991.

     Scott A. McPherson was appointed as Principal Financial and Accounting Officer of the Company on August 14, 1995. From November, 1994 through July 21, 1995, Mr. McPherson was employed by the accounting firm of Cogen Sklar, LLP, the Company's current independent accountants. During Mr. McPherson's employment with Cogen Sklar, he was the manager of audits conducted by Cogen Sklar on the Company's financial statements as of July 31, 1994 and for each of the three years in the period ended July 31, 1994, and was instrumental in bringing the Company current on all filings required under the the Securities and Exchange Act of 1934. Prior to Mr. McPherson's association with Cogen Sklar, he was a manager in the accounting firm of Glickman, Berkovitz, Levinson and Weiner where he served as a manager with the responsibility for auditing a number of public companies. Mr. McPherson is a certified public accountant licensed in Pennsylvania and Florida.
Mr. McPherson received a Bachelors of Science Degree in Accounting and Law from Clarkson University, Potsdam, New York in 1983.

     Ernest J. Cimadamore became secretary of the Company in 1990. Mr. Cimadamore was employed by Alpha International from 1981 to 1993, where he oversaw marketing sales and promotions of the Company's music products. Mr. Cimadamore attended Temple University, where he studied business.

     John N. D'Anastasio has been the President of D'Anastasio Corp., a real estate development company, since 1986. Prior thereto, Mr. D'Anastasio was President of South Philly Productions from 1979 through 1981, and has been involved with the entertainment industry for approximately thirty years. Mr. D'Anastasio received a Bachelor of Arts Degree in Economics and Accounting from Villanova University in 1968.

     Robert J. Sannelli has served, since 1986, as director of operations and Vice President of D'Anastasio Corp., a real estate development company of which John D'Anastasio is President. Prior thereto, Mr. Sannelli was employed as director of operations by Philly World Records. Mr. Sannelli holds a Bachelor of Science Degree in Accounting from Rutgers University, where he graduated Summa Cum Laude in 1975.

Significant Employees

     Michael Yang is the Chairman and founder of Global Telecommunications, Inc., and the President of Global Telecommunications of Delaware, Inc. He has over 20 years experience in business development, management, data processing, communications and engineering. Mr. Yang is also a director of several joint venture companies in China and Indonesia. Mr. Yang has expertise in the following areas: business, planning, development and management; systems integration; international marketing, venture planning, setup management; and product development. Mr. Yang received a Masters Degree in International Business from Fairleigh Dickinson University in 1978, and a Masters Degree in Chemical Engineering from the University of Western Ontario in 1970. Mr. Yang also received a Bachelor of Science Degree in Chemical Engineering from National Taiwan University in 1966.

     Ying Dong was hired on October 9, 1995 as Controller of the Company. Miss Dong has experience with the Bank of Communication, New York Branch and China National Textile Import and Export Corporation. Miss Dong received a Bachelor of Arts in International Business from Shanghai International Business College in Shanghai, China in 1991. Miss Dong completed her Masters of Business Administration in Finance from Temple University, Philadelphia, Pennsylvania in December, 1995. Miss Dong is fluent in Mandarin and Shanghainese as native languages.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth cash compensation paid or accrued to the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal years ended July 31, 1996 and 1995.

                             SUMMARY COMPENSATION TABLE
                                                            Long-term
                                                            Compensation
                                                            __________________
                                                            Awards
                                                            __________________
       (A)            (B)    (C)        (D)       (E)         (F)      (G)
                                             Other Annual Restricted
Name and Principal         Salary      Bonus Compensation    Stock   Options
Position             Year  ($)(1)       ($)      ($)          ($)
__________________   ____  ________    _____ ____________ __________ _______
Peter S. Pelullo     1996   389,000          51,000(2)    625,000    500,000
Chief Executive      1995   344,000          26,000(3)
Officer, Chairman    1994   312,000          16,000(4)
of the Board


                            Long-term
                          Compensation
                          ____________
                             Payouts
                          ____________
       (A)                    (H)              (I)
Name and Principal            LTIP           All Other
Position                     Payouts       Compensation
__________________        ____________     ____________
Peter S. Pelullo
Chief Executive
Officer, Chairman
of the Board

(1) In fiscal year 1994, Mr. Pelullo was paid $55,456. In fiscal year 1995, Mr. Pelullo was paid $723,733 of which $379,732 represented the payment of prior years accrued salaries. All compensation not paid in 1994 was accrued. Accordingly, salaries accrued on behalf of Mr. Pelullo for the fiscal year 1994 was $262,125. In July, 1995, $543,795 in accrued compensation due Mr. Pelullo was retired in exchange for 108,759 shares of Series C Preferred Stock. As of July 31, 1996 accrued compensation due to Mr. Pelullo was $23,561.
(2) Represents $38,000 in auto expense, $5,000 in travel allowance, and $8,000 in health benefits.
(3) Represents $8,000 in auto expense, $5,000 in travel allowance, and $3,000 in health benefits.
(4) Represents $16,000 in auto expense, $5,000 in travel allowance, and $6,000 in health benefits.

                        Option/SAR Grants in Last Fiscal Year

                                 Individual Grants

                          For the Year Ended July 31, 1996

 (A)                   (B)          (C)            (D)                (E)
                    Number of    % of Total
                   Securities   Options/SARs
                   Underlying    Granted to
                  Options/SARs  Employees in    Exercise or         Expiration
Name               Granted (#)   Fiscal Year  Base Price ($/Sh)        Date
____              ____________  ____________  _________________  ______________
Peter S. Pelullo  500,000(1)       100%           3.875           July 22, 2006
                  Common Stock


                          Aggregated Option/SAR in Last Fiscal Year
                               and FY-End Option/SAR Values

                              For the Year Ended July 31, 1996

     (A)                 (B)           (C)          (D)              (E)

                                                  Number of
                                                 Securities        Value of
                                                 Underlying      Unexercised
                                                Unexercised      In-the-Money
                                                Options/SARs     Options/SARs
                                                at FY-End (#)    at FY-End ($)

                  Shares Acquired    Value      Exercisable/    Exercisable/
Name              on Exercise(#)   Realized($)  Unexercisable   Unexercisable
____              _______________  ___________  _____________   ______________
Peter S. Pelullo         0              0          500,000            0


Compensation Plans

    With the exception of compensation in the form of certain health, medical and similar benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who have been employed by the Company for three months, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the fiscal years July 31, 1996 and 1995, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Cash Compensation" above, except as noted below.

Employment Arrangements

     The Company entered into a employment agreements (the "Agreements") with Peter S. Pelullo (the "Executive") on September 1, 1991. The Agreement was effective as of April 11, 1991. Pursuant to the provisions of the Agreements, as amended, which continue for a period of fifteen years (the "Term") unless earlier terminated in accordance with their terms, the Executive is entitled to a base salary, initially $250,000 per year, and a bonus based upon the Company's net profits, if any, an automobile allowance of $1,500 per month, as well as health insurance and other benefits generally available to the Company's executives. The Agreement also provides that, upon termination of the Executive by the Company without cause or the Executive's resignation for "Good Reason" as defined in the Agreement, the Executive will be entitled to receive his base salary plus executive bonuses prescribed by the Agreements for the longer of four years or the balance of the Term. In addition, the Company shall maintain in full force and effect, for the longer of the four years or the balance of the Term, all employee benefit plans and programs in which the Executive was entitled to participate immediately prior to termination or resignation for Good Reason. For purposes of this provision, "Good Reason" is defined to include (i) a material change in the nature or scope of the Executive's responsibilities, duties or authority, (ii) failure by the Company to comply with the Agreements or to obtain the assumption of the Agreements by any successor to the Company, (iii) the removal of the Executive as director of the Company (iv) ill health of the Executive or a member of his family, or any other compelling circumstance, which in the sole discretion of the Executive makes his continued employment impossible or inappropriate; and (v) a change in control of the Company. The Company's
Board authorized a 15% increase in Mr. Pelullo's salary as well as a 5% increase in his bonus based on net profits bringing the bonus to 10% based on net profits. The Board also authorized a bonus in the amount of 1,250,000 shares of the Company's common stock. The salary increase and net profit bonus became effective upon the receipt of $2,400,000 in additional capital. On
July 22, 1995, Mr. Pelullo received options to purchase 500,000 shares at a price of $3.875.

Stock Option Plan

     The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November, 1991. The Stock Option Plan is intended to qualify, in part, as an incentive stock option plan under Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries and certain other persons who are contributing materially to the Company's progress. As of July 31, 1996, no options have been issued under the Stock Option Plan.

     The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a descretionary grant or award under any stock plan of the Company, during one year prior to serving on the committee.

     The Stock Option Plan terminates November, 2001, unless terminated sooner by the Board of Directors. A total of 5,000,000 shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify or suspend the Stock Option Plan. The Board of Directors may not, however, without the approval of the stockholders of the Company,
(i) increase the maximum number of shares of common stock which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or (v) materially modify the requirements as to eligibility for participation in the Stock
Option Plan. Since the adoption of the Stock Option Plan, no options have been granted thereunder.

Committees of the Board

     The Board of Directors has established separate compensation, audit and nominating committees. However, there have been no meetings of such committees as of July 31, 1996.

Compensation of Directors

     Outside directors receive payments of $200 per month plus reasonable costs and expenses of travel and lodging for attendance at director's meetings. During fiscal 1996, directors D'Anastasio and Sannelli received 100,000 shares of common stock each and options to purchase 250,000 shares of common stock each at a price of $3.875.

Limitations of Liability and Indemnification of Directors and Officers

     Section 145 of the Delaware General Corporation Law, the Company's Articles of Incorporation and the Company's Bylaws contain provisions for indemnification of officers, directors, employees and agents of the Company. The Company's Bylaws require the Company to indemnify such persons to the full extent permitted by Delaware law. Each person will be indemnified in any proceeding if he acted in good faith and in a manner which he reasonable believed to be in, or not opposed to the best interests of the Company. Indemnification would cover expenses, including attorneys' fees, judgments, fines and amounts paid in settlement.

     The Company's Bylaws also provide that the Company may purchase and maintain insurance on behalf of any present or past director or officer insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, whether or not the Company would have the power to indemnify such person.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with registered securities, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the questions whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such court.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 16, 1996, certain information with respect to ownership of the Company's common stock by the record and beneficial ownership by each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, and each of the Company's directors and named executive officers, and by all officers and directors as a group. Unless otherwise specified, the individuals listed possess sole voting and investment power with respect to the shares indicated as owned by them.

                                      Amount and              Percent of Class
                                      Nature of                 Giving Effect
                                      Beneficial   Title of     to Completion
Name and Address       Position       Ownership     Class         Offering(1)
________________       ________      ___________   ________  ________________
Peter S. Pelullo       Director,     5,500,000 (2) Common         29.0%
1341 N. Delaware Ave.  Chairman,
Philadelphia, PA 19125 Chief
                       Executive
                       Officer and
                       President

Mid-West Financial                   1,001,597     Common          5.3
 Consultants Corp.
Neutorgasse 12
A-1010 Vienna, Austria

Joseph D. Tarsia       Former        1,740,063 (3) Common          9.2
1341 N. Delaware Ave.  Chairman
Philadelphia, PA 19125 and Treasurer

Kathleen Patten                      1,931,234 (4) Common         10.2
John Patten
5 Saddlehill Road
Far Hills, NJ  07931

Jacob Der Hagopian                   1,500,000     Common          7.9
1341 N. Delaware Ave.
Philadelphia, PA 19125

John N. D'Anastasio     Director       375,000 (5) Common          2.0
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Robert J. Sannelli      Director       375,000 (6) Common          2.0
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

All officers and                     6,280,000     Common         33.2%
directors as a group
(5 persons)

(1) Based upon an aggregate of 18,936,210 shares of common stock outstanding, including the sale of 2,500,000 shares of stock in a recent Offering.

(2) Does not give effect to Mr. Pelullo's ownership of 80,459 shares of the Company's Series C Preferred Stock. Gives effect to the issuance of 1,250,000 shares of common stock to Mr. Pelullo for raising equity capital. Also gives effect to options for 500,000 shares of common stock at an exercise price of $3.875 per share, which expires July, 2006 (see "Employment Agreements").

(3) The Company has been advised by Mr. Tarsia that all of his shares have been sold. However, such shares are still listed on the Company's transfer records as owned by Mr. Tarsia. The Company has been advised that 1,400,000 of such shares are beneficially owned by Kathleen N. Patten (see Note 4 below).

(4) Reflects Kathleen Patten's ownership of 1,400,000 shares of common stock as set forth above, as well as John Patten's ownership of 531,234 shares of common stock. Mr. Patten also owns 664,000 shares of the Company's Series B Preferred Shares. Mr. and Mrs. Patten disclaim beneficial ownership of each others shares in the Company.

(5) Gives effect to options to purchase 250,000 shares of common stock at an exercise price of $3.875 per share, which expires in July, 2006.

(6) Gives effect to options to purchase 250,000 shares of common stock at an exercise price of $3.875 per share, which expires in July, 2006.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August, 1996, the Company authorized the issuance of 1,250,000 shares of common stock to Peter S. Pelullo, the Company's President, in consideration for services rendered valued at $188,000.

     In July, 1996, the Company authorized the issuance of 500,000 stock options to Peter S. Pelullo, the Company's President, 250,000 options to John
N. D'Anastasio, a director of the Company, and 250,000 options to Robert J. Sannelli, a director of the Company. These options are exercisable at a price of $3.875 per share and expire in July, 2006.

     In July, 1995, the Company authorized the issuance of an aggregate of 108,759 shares of Series C Preferred Stock to the Company's President, Peter
S. Pelullo. In consideration of the issuance of such shares, Mr. Pelullo agreed to retire an aggregate of $543,795 in accrued compensation due him. In October, 1995, the Company redeemed 8,800 shares of Preferred Series C through the payment to Mr. Pelullo of $44,000, and in November, 1995 redeemed 2,500 shares of Preferred Series C through the payment to Mr. Pelullo of $12,500.
In September, 1996, the Company redeemed 17,000 shares of Preferred Series C through the payment to Mr. Pelullo of $93,500.

     During the first quarter of fiscal 1992, a bank foreclosed on a loan and received a judgment against the Company, its former Chairman Joseph Tarsia, and its President Peter S. Pelullo on notes payable to the bank by the Company, which totalled $1,054,000. An agreement was reached with the bank whereby the Company's engineering and recording facility was sold by the bank to a newly-formed company owned by the spouse of the Company's former Chairman called Sigma Sound Services, Inc. ("Services"). As part of these arrangements, the

Company and its President remained as guarantors on $450,000. The Company's former Chairman and his spouse became obligated for $600,000 to the bank and Services became directly obligated to the bank for $450,000. In addition, the Company, its former Chairman and its President guaranteed the repayment of the $450,000 obligation of Services to the bank and the Company became obligated to Services for the principle amount of $450,000. In April, 1995, the Company and its President were released as guarantors and the obligation was settled.

     The Company rented the studio which housed its recording facility from a corporation owned by the spouse of the Company's former Chairman. Such arrangement ceased in October, 1991, when the recording facility was sold to a corporation owned by the former Chairman's spouse. The amount of rent owed was $89,435, which had been accrued. In April, 1995, this amount was settled and the Company has been released of any further obligation related thereto.

     From October, 1991, when the Company's recording facility was sold, the Company rented the facility to record their artists' music. The total amount of the rent was approximately $110,000 of which $86,000 had been accrued. In April, 1995, this amount was settled and the Company has been released of any further obligations related thereto.

     During fiscal 1995, a loan in the amount of $13,000 from Med Sound, Inc., a company controlled by the Company's President, was repaid in fiscal 1995, through the payment of cash.

     The Company entered into a consulting agreement ("Consulting Agreement") for a period of three years commencing April 1, 1993 with Jacob Der Hagopian (the "Consultant"). The Consultant agreed to provide consulting services to the Company in the areas of general corporate finance, business plan development, corporate reorganization, communication, and negotiations. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of its common stock as consideration for Mr. Der Hagopian's entry into the Consulting Agreement and agreed to pay a weekly retainer of $2,500 subject to increases based upon future financing and/or revenues. As of August 1, 1994, the weekly retainer payable to Mr. Der Hagopian was increased to $4,000. The Company has also agreed to reimburse the Consultant for any out of pocket expenses. The Consulting Agreement may be terminated for cause or amended upon the mutual written consent of both parties. If the Company elects to terminate the Agreement, any money due or required to be paid shall be accelerated and payable upon termination. The Company's Board authorized a three year extension of the Consulting Agreement and a 5% increase in Mr. Der Hagopian's consulting fee commencing upon receipt by the Company of substantial additional equity, which the Company has received. As of July 31, 1996, the Company had accrued approximately $34,000 for the unpaid portion of the Consultant's retainer.

     In February, 1995, the Company's Board authorized the issuance of 2,009,937 shares of common stock to Peter Pelullo, the Company's President and Chairman, 1083,333 shares of common stock to Jacob Der Hagopian, a consultant to the Company, 10,000 shares of common stock to John D'Anastasio, a director of the Company, 10,000 shares of common stock to Robert Sannelli, a director of the Company, and 10,000 shares of common stock to Robert Schrock, a former director of the Company. The shares were issued for services rendered at a per share price of $.10.

     As of April 25, 1995, the Company acquired 80% of the outstanding securities of Global Telecommunications of Delaware, Inc. ("Global") pursuant to the terms of an agreement ("Global Agreement") with the shareholders of Global. At the time of the acquisition, Global was a newly formed company which had no operating revenues or material assets. The Company acquired its interest in Global in exchange for 100,000 shares of the Company's common stock and the Company's agreement to issue up to an additional 300,000 shares subject to Global achieving specified sales and revenue performance objectives over a five year period. The Global purchase price was negotiated on an arms length basis. The Company considered various factors in reaching an agreement with Global's shareholders on the purchase price for Global. These factors included projections presented to the Company by Global, regarding the potential results of Global's operation once its products were fully developed and marketed. Globla intends to develop and market telecommunication products, including the Voice Pager. Subsequent to the Company's acquisition of its interest in Global, certain members of the Registrant's current Board of Directors were appointed as board members of Global. Michael Yang continues to serve as Global's President. Global intends to establish marketing facilities in China and Southeast Asia, during fiscal year 1996, and enter into agreements with manufacturing facilities.

In October, 1995, the Company entered into a consulting agreement with Joseph Fanelli, a cousin of the Company's President ("Fanelli Agreement"). The Fanelli Agreement requires Mr. Fanelli to identify and solicit indications of interest from third parties in connection with the development, marketing, sale and financing of the Digital Voice Pager and related telecommunication products. Mr. Fanelli is entitled to receive $1,800 per week during the six month term of the agreement. Further, upon consummation of a transaction with a third party introduced to the Company by Mr. Fanelli, and within one year from the date of the Fanelli Agreement, Mr. Fanelli shall receive such additional compensation as agreed to by the Company based upon the nature of and the benefits to the Company of such transaction. Under the terms of the Fanelli Agreement, Mr. Fanelli is entitled to receive reimbursement of all reasonable expenses which are authorized by the Company. The Fanelli
Agreement also provides that Mr. Fanelli shall not during his engagement under the agreement and for a period of two years thereafter, directly or indirectly compete with the Company or its affiliates. The Fanelli Agreement was terminated in April, 1996.

     On December 29, 1995, the Company issued Mr. Fanelli a Common Stock Purchase Warrant ("JF. Warrant") to purchase 10,000 common shares at an exercise price of $.01 per share. The JF. Warrant expires December 15, 1997.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

1.1 Underwriting Agreement and Amendment between the Registrant and Midwest Financial Consultants Corporation.
3(i)   Articles of Incorporation (a)
3(ii)  Bylaws (a)
4.1    Form of Warrant No. 1
4.2B   Form of Warrant No. 2
4.3    Form of White Chapel Warrant
4.4    Form of Munyon Warrant, as amended
4.5    Form of Mid-West Warrant, as amended
4.6    Form of Silverman, Collura & Chernis Warrant (b)
10.1   Amendment to Employment Agreement between Registrant and Joseph Tarsia.
10.2   Form of Placement Agreement with White Chapel Managment, Ltd.
10.3   Form of Financial Consulting Agreement with White Chapel Management,
       Ltd.
10.4   Placement Agreement between the Registrant and Midwest Financial
       Corporation.
10.5 Form of Agreement between Global Telecommunications of Delaware, Inc. and Guangdong Radio Station - Pearl River Stock Market Radio (c)
21.1   Subsidiaries of the Registrant
       (i) Global Telecommunications of Delaware, Inc. (80% owned)
27.1   Financial data schedule *

Incorporated by reference from the Company's (a) Form S-18 Registration Statement on Form S-18(File No. 32881-NY), (b) Form S-1 Registration Statement on Form S-1(File No. 333-11233), (c) Report on Form 8-K dated June 12, 1996, and July 9, 1996.


Reports on Form 8-K

     (a) The Company filed a Form 8-K on June 12, 1996. The report disclosed in Item 5, an agreement entered with a radio station in China pursuant to which the radio station agreed to purchase 10,000 SCA Radios.

     (b) The Company filed a Form 8-K on July 9, 1996. The report disclosed in Item 5 that the expiration date of the Warrant issued to Midwest Financial Consultants Corporation for 1,666,667 shares of common stock had been extended to August 31, 1996.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGMA ALPHA GROUP, LTD.



                                   By:  s/Peter S. Pelullo
                                        Peter S. Pelullo
                                        Chief Executive Officer

Dated: October 28, 1996

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
_________                     _____                         ____

s/Peter S. Pelullo            Principal Executive Officer   October 28, 1996
Peter S. Pelullo              and Chairman of the Board

s/Scott A. McPherson          Principal Financial Officer   October 28, 1996
Scott A. McPherson            and Accounting Officer


s/John N. D'Anastasio         Director                      October 28, 1996
John N. D'Anastasio

s/Robert J. Sannelli          Director                      October 28, 1996
Robert J. Sannelli
