Form 10QSB
period 1996-10-31
SIGMA ALPHA GROUP LTD
filed 1996-12-13
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1996

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

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of December 9, 1996 were 16,931,604.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    October 31, 1996 (unaudited) and
                    July 31, 1996 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the three months ended October 31,
                    1996 and 1995 (unaudited)                  5-6

                    Consolidated Statement of Stockholders'
                    Equity for the three months ended
                    October 31, 1996 (unaudited)               7-8

                    Consolidated Statements of Cash Flows
                    for the three months ended October 31,
                    1996 and 1995 (unaudited)                 9-10

                    Notes to Consolidated Financial
                    Statements (unaudited)                   11-13

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                14-16

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           17

          Item 2.   Changes in Securities                       17

          Item 3.   Defaults Upon Senior Securities             17

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            17

          Item 5.   Other Events                                17

          Item 6.   Exhibits and Reports on Form 8-K            17

SIGNATURES                                                      18


PART I. - FINANCIAL INFORMATION

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                              October 31,         July 31,
                                                 1996               1996
                                              ___________        _________
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $  896,000       $1,173,000
  Accounts receivable                             219,000            -
  Inventory                                       201,000          119,000
  Prepaid expenses and other current assets        26,000           20,000
                                                _________        _________
                                                1,342,000        1,312,000

PROPERTY AND EQUIPMENT                             86,000           80,000

OTHER ASSETS
  Goodwill                                         54,000           58,000
  Patent and trademark                             11,000            9,000
                                                _________        _________
                                                   65,000           67,000
                                                _________        _________

TOTAL ASSETS                                   $1,493,000       $1,459,000
                                                =========        =========



















See accompanying notes
                                     3

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)
                                               October 31,         July 31,
                                                  1996              1996
                                               ___________        _________
                                               (Unaudited)        (Audited)
                     LIABILITIES
CURRENT LIABILITIES
  Loan payable                                 $     -          $    16,000
  Accounts payable - trade                         351,000          231,000
  Taxes, other than income taxes                     7,000            7,000
  Accrued wages - officers                          16,000           40,000
  Accrued expenses and other current
   liabilities                                     113,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  487,000          388,000

COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 0 shares at October 31,
   1996 and 178,000 shares at July 31, 1996.                           -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at October 31,
   1996 and July 31, 1996.                           1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 100,000 shares; issued and
   outstanding, 75,000 shares at October 31,
   1996 and 97,000 shares at July 31, 1996.          -                -

  ADDITIONAL PAID-IN CAPITAL                     3,687,000        4,690,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 16,582,000 shares at October 31, 1996 and
 14,809,000 at July 31, 1996.                       17,000           15,000

    ADDITIONAL PAID-IN CAPITAL                  18,116,000       16,471,000

    WARRANTS OUTSTANDING                             2,000            2,000

ACCUMULATED DEFICIT                            (20,817,000)     (20,108,000)
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       1,006,000        1,071,000
                                                __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,493,000      $ 1,459,000
                                                ==========       ==========

See accompanying notes
                                    4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                                   THREE MONTHS ENDED
                                       OCTOBER 31,
                                 ______________________
                                   1996         1995
                                 __________   _________
SALES                            $  219,000   $   -

COST OF SALES                       212,000       -
                                 __________   _________
GROSS PROFIT                          7,000       -
                                 __________   _________

OPERATING EXPENSES:
  Officers' compensation            339,000     128,000
  Other salaries and
   payroll costs                     19,000       3,000
  Consulting fees                    74,000      86,000
  Professional fees                  56,000      56,000
  Research and
   development                       28,000     231,000
  Selling expenses                   22,000       -
  Travel                            102,000      66,000
  Other                              94,000      87,000
                                  _________   _________
TOTAL OPERATING EXPENSES            734,000     657,000
                                  _________   _________
LOSS FROM CONTINUING
 OPERATIONS BEFORE OTHER
 INCOME AND EXTRAORDINARY
 GAIN                              (727,000)   (657,000)
                                  _________   _________
OTHER INCOME (EXPENSE)
 Interest income                     10,000      14,000
 Interest expense                     -         (20,000)
                                  _________   _________
                                     10,000      (6,000)
                                  _________   _________
LOSS BEFORE
 EXTRAORDINARY GAIN                (717,000)   (663,000)

EXTRAORDINARY GAIN ON
 EXTINGUISHMENT OF DEBT               8,000      13,000
                                  _________   _________

NET LOSS                         $ (709,000) $ (650,000)
                                  =========   =========

See accompanying notes
                                          5

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                                   THREE MONTHS ENDED
                                       OCTOBER 31,
                                 _______________________
                                   1996         1995
                                 __________   __________


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           16,242,000   13,323,000

NET LOSS PER COMMON SHARE
 Net loss before
  extraordinary gain             $    (0.04) $     (0.05)
 Extraordinary gain on
  extinguishment of debt               0.00         0.00
                                  _________     ________
NET LOSS PER SHARE               $    (0.04)  $    (0.05)
                                  =========     ========





























See accompanying notes
                                         6

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED OCTOBER 31, 1996
                                 (Rounded to Nearest Thousand)


                                     PREFERRED STOCK "SERIES A"
                                  _______________________________
                                                       ADDITIONAL
                                  NUMBER OF              PAID-IN
                                   SHARES      AMOUNT    CAPITAL
                                  _________    ______  __________
BALANCES, AUGUST 1, 1996            178,000   $ -      $  882,000

Three months ended October 31,
 1996 (Unaudited):
    Converted to common stock      (178,000)    -        (882,000)
                                  _________    ______  __________
BALANCES, OCTOBER 31, 1996            -       $ -      $    -
                                  =========    ======  ==========

                                     PREFERRED STOCK "SERIES B"
                                  _______________________________
                                                       ADDITIONAL
                                  NUMBER OF              PAID-IN
                                    SHARES     AMOUNT    CAPITAL
                                  _________    ______  __________
BALANCES, JULY 31, 1996             664,000   $ 1,000  $    -
                                  _________    ______  __________
BALANCES, OCTOBER 31, 1996          664,000   $ 1,000  $    -
                                  =========    ======  ==========

                                     PREFERRED STOCK "SERIES C"
                                  _______________________________
                                                       ADDITIONAL
                                  NUMBER OF              PAID-IN
                                    SHARES     AMOUNT    CAPITAL
                                  _________    ______  __________
BALANCES, JULY 31, 1996              97,000   $ -      $  487,000

Three months ended October 31,
 1996 (Unaudited):
    Repurchase of shares for
     retirement                     (22,000)    -        (120,000)
                                  _________    ______  __________
BALANCES, OCTOBER 31, 1996           75,000   $ -      $  367,000
                                  =========    ======  ==========

[FN]
See accompanying notes

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED OCTOBER 31, 1996
                                 (Rounded to Nearest Thousand)

                                          COMMON STOCK
                ______________________________________________________________

                                      ADDITIONAL
                  NUMBER OF            PAID-IN       WARRANTS      ACCUMULATED
                   SHARES    AMOUNT    CAPITAL      OUTSTANDING      DEFICIT
                 __________  _______  ___________   ___________   ____________
BALANCES,
 JULY 31, 1996   14,809,000  $15,000  $16,471,000  $      2,000   $(20,108,000)

Three months
 ended October
 31, 1996
  (Unaudited):
 Issuances of
  common stock      345,000    1,000      600,000         -              -
 Officer's
  Compensation    1,250,000    1,000      187,000         -              -
 Preferred Series
  A conversion      178,000    -          882,000         -              -
 Commissions          -        -          (24,000)        -              -
Net loss              -        -            -             -           (709,000)
                 __________   ______  ___________   __________    ____________

BALANCES,
 OCTOBER 31,
  1996           16,582,000  $17,000  $18,116,000    $    2,000   $(20,817,000)
                 ==========   ======  ===========    ==========     ==========


















See accompanying notes
                                        8

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                 (Rounded to Nearest Thousand)

                                             THREE MONTHS ENDED
                                                 OCTOBER 31,
                                          __________________________
                                             1996            1995
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $   (709,000)   $  (650,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Extraordinary gain on extinguishment
    of debt                                    (8,000)      ( 13,000)
   Depreciation  of property and
    equipment and amortization of
    goodwill                                    9,000          7,000
   Amortization of unearned compensation        -              3,000
   Issuance of common stock for
     Officers' compensation                   188,000          -
 (Increase) decrease in:
  Accounts receivable                        (219,000)       (12,000)
  Receivable from underwriting                  -            198,000
  Inventory                                   (82,000)         -
  Prepaid expenses and other current
   assets                                      (6,000)       (12,000)
 Increase (decrease) in:
  Accounts payable                            127,000         30,000
  Taxes, other than income taxes                -              7,000
  Accrued wages - officers                    (24,000)         -
Accrued expenses and other current
   liabilities                                 19,000        (19,000)
                                            _________        ________
 Net cash used in operating activities     (  705,000)      (461,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in trademark                       (2,000)         -
 Purchase of equipment                        (11,000)       (42,000)
                                            _________        _______
  Net cash used in investing activities       (13,000)       (42,000)
                                            _________        _______






See accompanying notes
                                     9

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                               THREE MONTHS ENDED
                                                  OCTOBER 31,
                                            _______________________
                                               1996          1995
                                             _________    ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of loans payable                $   (16,000)   $    -
 Proceeds from issuance of common stock        601,000         -
 Commission on common stock issuance           (24,000)        -
 Repurchase of Preferred Series C stock       (120,000)    (44,000)
                                             _________    _________
 Net cash provided by financing activities     441,000    (418,000)
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS            (277,000)   (921,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,173,000   1,423,000
                                             _________   _________

CASH AND EQUIVALENTS, END OF PERIOD         $  896,000  $  502,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the six months:
   Interest                                 $    -      $    -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Preferred Stock Series B issued for
   conversion of debt                       $    -      $   75,000
  Common stock issued for conversion
   of debt                                  $    -      $    1,000
  Common stock issued retirement of
   Preferred Series A stock                 $  882,000  $    -












See accompanying notes
                                      10

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1996 AND 1995

NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1996. All references to the Company's product include products produced and/or marketed by the Company's 80% owned subsidiary, Global Telecommunications of Delaware, Inc.

The results of operations for the three month periods ended October 31, 1996 and 1995 are not necessarily indicative of operating results for the full year.

NOTE 2 - MANAGEMENT'S PLANS

At October 31, 1996, the Company had working capital of $855,000. During the three months ended October 31, 1996, the Company conducted activities directed toward the production of the Company's Stock Information Receiver ("SIR") and the research and development of a Voice Information Pager ("VIP"), also sometimes referred to as the Digital Voice Pager ("DVP"). Management believes that during the twelve month period following October 31, 1996, in the event that the Company issues the remaining 2,200,000 shares of common stock, pursuant to the Company's Prospectus dated September 6, 1996, on a timely basis, and the approximate $4,400,000 in proceeds are generated therefrom, that the Company will be able to complete the funding of the VIP project.
Management is aware, however, that there can be no assurance that the VIP field tests will be successful, or that the VIP will be developed, or even if developed, that the VIP and SIR would be profitable upon commercialization.

Subsequent to October 31, 1996, the Company has issued 350,000 shares of common stock pursuant to a Prospectus dated September 6, 1996, which has generated $700,000 for the Company leaving a balance of 1,805,000 shares, which could generate an additional $3,610,000. Additionally, the Company or its agents have collected approximately $101,000 of the accounts receivable outstanding at October 31, 1996. The Company has total orders, including those already sold, for 41,000 SIR's from three radio stations in China, through December 10, 1996, which should generate a total of $1,335,000 of sales revenue, once they have all been shipped.

NOTE 3 - METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 1996 AND 1995

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Development Agreement

GTD has extended the date of delivery, under a development agreement, of the VIP prototype until January 15, 1997. This is a result of the priority of the SIR project in order to meet the needs of GTD's proposed customers in China and the Company's limited financial resources which restrict a parallel development path.

Employment Agreement

On November 14, 1995, the Board of Directors authorized a bonus to the Chairman of 1,250,000 shares of common stock. These shares were issued in August, 1996.

Legal Proceedings

As of October 31, 1996, the Company had approximately 10 judgments related to accounts payable totalling approximately $71,000 outstanding against it. The City of Philadelphia maintains a judgment in the amount of approximately $16,000 against the Company. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy such obligations over a period of time provided adequate funding is received from financing activities.

In August, 1996, the Company was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and entitles the plaintiff to receive 15,000 shares of the Company's common stock or alternatively $66,000. The Company has prepared an answer to the complaint denying the plaintiff's right to receive such shares or any monetary compensation.

NOTE 5 - PREFERRED STOCK

The Company redeemed approximately 22,000 shares of Preferred Series C Stock which are held by the Company's Chairman, for approximately $120,000 during the three months ended October 31, 1996. Subsequent to October 31, 1996 the Company has redeemed approximately an additional 13,000 shares of Preferred Series C Stock for approximately $69,000.

NOTE 6 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $8,000 during the three months ended October 31, 1996, relating to accounts payable in the aggregate amount of $8,000.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 1996 AND 1995

NOTE 7 - INCOME TAXES

There is no income tax benefit for operating losses for the three months ended October 31, 1996 and 1995 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred asset will not be realized through future taxable income.

NOTE 8 - NET LOSS PER SHARE

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

General Operations

     During the three months ended October 31, 1996, the Company and its 80% owned subsidiary, Global Telecommunications of Delaware, Inc., conducted activities directed toward the production of the Company's Stock Information Receiver ("SIR") and the research and development of a Voice Information Pager ("VIP"), also sometimes referred to as the Digital Voice Pager ("DVP"). Management believes that during the twelve month period following October 31, 1996, in the event that the Company issues the remaining 2,200,000 shares of common stock, pursuant to the Company's Prospectus dated September 6, 1996, on a timely basis, and the approximate $4,400,000 in proceeds are generated therefrom, that the Company will be able to complete the funding of the VIP project. Management is aware, however, that there can be no assurance that the VIP field tests will be successful, or that the VIP will be developed, or even if developed, that the VIP and SIR would be profitable upon commercialization.

     Subsequent to October 31, 1996, the Company has issued 350,000 shares of common stock pursuant to a Prospectus dated September 6, 1996, which has generated $700,000 for the Company, leaving a balance of 1,805,000 shares which could generate an additional $3,610,000. Additionally, the Company or its agents have collected approximately $101,000 of the accounts receivable outstanding at October 31, 1996. The Company also has total orders, including those already sold, for 41,000 SIR's from three radio stations in China, through December 10, 1996, which should generate a total of $1,335,000 of sales revenue, once they have all been shipped.

Three Months Ended October 31, 1996
v. Three Months Ended October 31, 1995

Results of Operations

     For the three months ended October 31, 1996, the Company incurred a net loss of $709,000 on sales of $219,000. This compares to a net loss of $650,000 on no sales for the three months ended October 31, 1995. The $59,000 increase in the net loss for the three month period is attributed to an increase in operating expenses of $77,000, which was offset by gross profit of $7,000 and a decrease in interest expense of $20,000.

    The gross profit for the three months ended October 31, 1996 was $7,000 and may increase for future sales, since the Company gave the first radio station an introduction price of $28 per unit for the first 10,000 SIR units. Future orders to this radio station and subsequent radio stations will be sold at a price of $35 for each SIR unit. Additionally, the Company is attempting to negotiate better pricing arrangements with its vendors, subsequent to October 31, 1996.

    Operating expenses for the three months ended October 31, 1996 were $734,000 compared to $657,000 for the three months ended October 31, 1995, a $77,000 increase. The difference can be attributed to an increase in officers' compensation of $211,000; a decrease in research and development costs of $203,000; an increase in selling expenses of $22,000; and an increase in travel of $36,000.

     The increase in officers' compensation for the three months ended October 31, 1996 resulted from the issuance of 1,250,000 shares of common stock to the Chairman valued at $188,000, a 15% increase in the Chairman's salary effective July 22, 1996, and other normal officer salary increases. Research and development costs decreased to $28,000 for the three months ended October
31, 1996 from $231,000 for the three months ended October 31, 1995, because the Company focused on the production of the SIR in lieu of further research and development of the VIP. Selling expenses for the three months ended October 31, 1996 were $22,000 compared to $0 for the three months ended October 31, 1995. The increase is a result of the first sales of the Company being generated in October, 1996. The increase in travel expenses for the three months ended October 31, 1996 resulted from travel related to field tests of the SIR, marketing efforts at radio stations in China, and financing efforts in Europe.

     Interest expense was $0 for the three months ended October 31, 1996, compared to $20,000 for the three months ended October 31, 1995. This was a result of having to pay interest in order to settle debt, during the three months ended October 31, 1995.

Liquidity and Capital Resources

     At October 31, 1996, the Company had working capital of $855,000. During the quarter, the Company conducted activities directed toward production of the SIR and the research and development of the VIP.

     As of October 31, 1996, the Company has sold approximately 8,000 SIR's. The Company has orders through December 10, 1996 for an additional 33,000 SIR units for a grand total of 41,000 units ordered. The first 10,000 units are being sold at an introduction price of $28, however, future SIR's will be sold at a minimum of $35 per unit. The Company has collected approximately $101,000 from the sales of the SIR's through December 10, 1996, thus generating additional cash flow for the Company.

     To fully consummate its plans with respect to the VIP, the Company is relying on the issuance of a total of 2,500,000 shares of common stock at $2.00 per share in accordance with the Company's latest registration statement. As of October 31, 1996, the Company has sold 300,000 of these shares of common stock, which generated $600,000 for the Company. Subsequent to October 31, 1996, the Company has sold an additional 350,000 shares of common stock, which has generated another $700,000 for the Company.

     With a portion of the remaining $3,700,000, the Company intends to finalize the development of the VIP and bring it to market. In the event that the remaining shares of common stock cannot be sold, the Company will need to pursue other financing opportunities to bring the VIP to market on schedule. Alternatively, if these other financing opportunites cannot be obtained, the Company would have to rely on sales of the SIR's to provide capital to bring the VIP to market at a slower rate, however, additional funding may be needed to culminate the plan using this strategy. There can be no assurance that the

SIR will be profitable or able to support the development and marketing of the VIP.

     There can be no assurance that additional funding will be made available, or if available on terms acceptable to the Company.

PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended July 31, 1996.

          Item 2.   Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    Reports on Form 8-K: The Company filed a Form 8-K on November 4, 1996. The report disclosed in Item 5, agreements entered with radio stations in China pursuant to which the radio stations agreed to purchase 16,000 SCA Radios.

                    Exhibit - 27.  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 13, 1996



                                   SIGMA ALPHA GROUP, LTD.
                                        (REGISTRANT)



                                   By:  s/Scott A. McPherson
                                        Scott A. McPherson
                                        ________________
                                        Duly Authorized Officer
                                        and Chief Accounting Officer
                                        (Principal Financial and
                                         Accounting Officer)