Form 10QSB
period 1997-01-31
SIGMA ALPHA GROUP LTD
filed 1997-02-28
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1997

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

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of February 21, 1997 were 18,774,204.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    January 31, 1997 (unaudited) and
                    July 31, 1996 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the six months and three months
                    ended January 31, 1997 and 1996
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended January
                    31, 1997 (unaudited)                       6-7

                    Consolidated Statements of Cash Flows
                    for the six months ended January 31,
                    1997 and 1996 (unaudited)                  8-9

                    Notes to Consolidated Financial
                    Statements (unaudited)                   10-13

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                14-16

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           17

          Item 2.   Changes in Securities                       17

          Item 3.   Defaults Upon Senior Securities             17

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            17

          Item 5.   Other Events                                17

          Item 6.   Exhibits and Reports on Form 8-K            17

SIGNATURES                                                      18


PART I. - FINANCIAL INFORMATION

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                              January 31,         July 31,
                                                 1997              1996
                                              ___________        _________
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $  822,000       $1,173,000
  Certificate of deposit                           50,000            -
  Stock subscription receivable                 3,110,000            -
  Accounts receivable                             191,000            -
  Inventory                                       519,000          119,000
  Prepaid expenses and other current assets        36,000           20,000
                                                _________        _________
                                                4,728,000        1,312,000

PROPERTY AND EQUIPMENT                             91,000           80,000

OTHER ASSETS
  Goodwill                                         50,000           58,000
  Patent and trademark                             10,000            9,000
                                                _________        _________
                                                   60,000           67,000
                                                _________        _________

TOTAL ASSETS                                   $4,879,000       $1,459,000
                                                =========        =========

See accompanying notes
                                     3

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)


                                               January 31,         July 31,
                                                  1997              1996
                                               ___________        _________
                                               (Unaudited)        (Audited)

                     LIABILITIES


CURRENT LIABILITIES
  Loan payable                                       -               16,000
  Accounts payable - trade                         716,000          231,000
  Taxes, other than income taxes                     7,000            7,000
  Accrued wages - officers                          18,000           40,000
  Accrued expenses and other current
   liabilities                                      85,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  826,000          388,000

COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 0 shares at January 31, 1997
   and 178,000 at July 31, 1996.                     -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at January 31,
   1997 and July 31, 1996.                           1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 100,000 shares; issued and
   outstanding, 0 shares at January 31,
   1997 and 97,000 shares at July 31, 1996.          -                -

  ADDITIONAL PAID-IN CAPITAL                     3,321,000        4,690,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 18,737,000 shares at January 31, 1997 and
 14,809,000 at July 31, 1996.                       19,000           15,000









    WARRANTS AND OPTIONS OUTSTANDING                29,000            2,000

    ADDITIONAL PAID-IN CAPITAL                  22,002,000       16,471,000

ACCUMULATED DEFICIT                            (21,319,000)     (20,108,000)
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       4,053,000        1,071,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 4,879,000      $ 1,459,000
                                                ==========       ==========

See accompanying notes
                                    4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                             SIX MONTHS ENDED          THREE MONTHS ENDED
                               JANUARY 31,                  JANUARY 31,
                          _____________________     ______________________
                            1997        1996          1997         1996
                          _________   _________     __________   _________
SALES                     $  348,000  $    -        $  129,000   $    -

COST OF SALES                314,000       -           102,000        -
                           _________   _________    __________    _________

GROSS PROFIT                  34,000       -            27,000        -
                           _________   _________    __________    _________

OPERATING EXPENSES:
  Officers' compensation     541,000     262,000       202,000      134,000
  Other salaries and
   payroll costs              40,000      27,000        21,000       24,000
  Consulting fees            163,000     163,000        89,000       77,000
  Professional fees           69,000     109,000        13,000       53,000
  Research and
   development                53,000     357,000        25,000      126,000
  Selling expenses            35,000       -            13,000        -
  Travel                     192,000     181,000        90,000      115,000
  Other                      184,000     335,000        90,000      248,000
                           _________   _________     _________    _________
TOTAL OPERATING EXPENSES   1,277,000   1,434,000       543,000      777,000
                           _________   _________     _________    _________
LOSS FROM CONTINUING
 OPERATIONS BEFORE OTHER
 INCOME AND EXTRAORDINARY
 GAIN                     (1,243,000) (1,434,000)     (516,000)    (777,000)
                           _________   _________     _________    _________

OTHER INCOME (EXPENSE)
 Royalties                     2,000       1,000         2,000        1,000
 Interest expense              -         (20,000)        -            -
 Interest income              22,000      17,000        12,000        3,000
                           _________   _________     _________    __________
                              24,000      (2,000)       14,000        4,000
                           _________   _________     _________    __________

LOSS BEFORE
 EXTRAORDINARY GAIN       (1,219,000) (1,436,000)     (502,000)     (773,000)

EXTRAORDINARY GAIN ON
 EXTINGUISHMENT OF DEBT        8,000      35,000         -            22,000
                           _________   _________     _________    _________

NET LOSS                 $(1,211,000)$(1,401,000)   $ (502,000)  $  (751,000)
                          ==========   =========     =========    ==========




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    16,223,000  13,728,000    17,224,000    13,728,000

NET LOSS PER COMMON SHARE
 Net loss before
  extraordinary gain     $     (0.07) $   (0.10)   $    (0.03)  $    (0.06)
 Extraordinary gain on
  extinguishment of debt        0.00       0.00          0.00         0.01
                          __________   _________     _________    _________
NET LOSS PER SHARE       $     (0.07) $   (0.10)   $    (0.03)  $    (0.05)
                          ==========   =========     =========    =========

See accompanying notes
                                     5


                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               SIX MONTHS ENDED JANUARY 31, 1997
                                 (Rounded to Nearest Thousand)

                                          COMMON STOCK
                ______________________________________________________________

                                       WARRANTS      ADDITIONAL
                  NUMBER OF           AND OPTIONS     PAID -IN    ACCUMULATED
                   SHARES    AMOUNT   OUTSTANDING     CAPITAL       DEFICIT
                 __________  _______  ___________   ___________   ____________
BALANCES,
 JULY 31, 1996   14,809,000  $15,000      $2,000   $16,471,000   $(20,108,000)

Six months ended
 January 31, 1997
 (Unaudited):
 Issuances of
  common stock    2,500,000    3,000       -         4,997,000          -
 Commissions          -        -           -          (510,000)         -
 Officer's
  compensation    1,250,000    1,000       -           187,000          -
 Preferred Series
  A conversion      178,000    -           -           882,000          -
 Warrants and
  options issued      -        -          27,000       (25,000)         -
 Net loss             -        -           -             -         (1,211,000)
                 __________   ______   _________    __________    ___________

BALANCES, JANUARY
 31, 1997        18,737,000  $19,000  $   29,000   $22,002,000   $(21,319,000)
                 ==========   ======   =========    ==========     ==========

See accompanying notes
                                                 6

                                  PREFERRED STOCK "SERIES A"
                               ___________________________________
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN
                                SHARES       AMOUNT       CAPITAL
                               ________      _______      ________
BALANCES, JULY 31, 1996         178,000     $  -         $ 882,000

Six months ended January 31,
 1997 (Unaudited):
    Converted to common stock  (178,000)       -          (882,000)
                               ________      _______      ________
BALANCES, JANUARY 31, 1997        -         $  -         $   -
                               ========      =======      ========

                                    PREFERRED STOCK "SERIES B"
                                 __________________________________
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 _________     _______     __________
BALANCES, JULY 31, 1996           664,000     $  1,000     $3,321,000
                                 ________      _______      _________
BALANCES, JANUARY 31, 1997        664,000     $  1,000     $3,321,000
                                 ========      =======      =========

                                     PREFERRED STOCK "SERIES C"
                                  _____________________________________
                                                             ADDITIONAL
                                  NUMBER OF                   PAID-IN
                                   SHARES       AMOUNT        CAPITAL
                                 ________      _______      __________
BALANCES, JULY 31, 1996            97,000     $  -         $  487,000

Six months ended January 31,
 1997 (Unaudited):
    Repurchase of shares for
    retirement                    (97,000)       -           (487,000)
                                 ________      _______      _________

BALANCES, JANUARY 31, 1997          -         $  -         $    -
                                 ========      =======      =========

See accompanying notes
                                       7

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                 (Rounded to Nearest Thousand)

                                              SIX MONTHS ENDED
                                                JANUARY 31,
                                         __________________________
                                             1997            1996
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(1,211,000)    $(1,401,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Extraordinary gain on extinguishment
    of debt                                   (8,000)        (35,000)
   Depreciation of property and
    equipment and amortization of
    goodwill                                  20,000          15,000
   Amortization of unearned compensation       -               6,000
   Issuance of common stock for:
     Directors fees                            -             150,000
     Officer compensation                    188,000           -
   (Increase) decrease in:
     Accounts receivable                    (191,000)         (1,000)
     Inventory                              (400,000)          -
     Prepaid expenses and other current
     assets                                  (16,000)        (11,000)
   Increase (decrease) in:
     Accounts payable                        494,000         (11,000)
     Taxes, other than income taxes            -             (54,000)
     Accrued expenses and other current
     liabilities                             (30,000)        (24,000)
                                           _________       _________
 Net cash used in operating activities    (1,154,000)     (1,366,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in certificate of deposit        (50,000)          -
 Investment in patent and trademark           (2,000)        (10,000)
 Purchase of equipment                       (22,000)        (42,000)
                                           _________         _______
  Net cash used in investing activities      (74,000)        (52,000)
                                           _________         _______

See accompanying notes
                                     8

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                SIX MONTHS ENDED
                                                   JANUARY 31,
                                            _______________________
                                               1997          1996
                                            _________      ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable               $     -       $  146,000
 Repayment of loans payable                    (16,000)       -
 Proceeds from issuance of common stock      5,000,000      100,000
 Commission on common stock issuance          (510,000)       -
 Increase in stock subscription receivable  (3,110,000)       -
 Decrease in receivable from underwriting        -          198,000
 Repurchase of Preferred Series B stock          -         (374,000)
 Repurchase of Preferred Series C stock       (487,000)     (57,000)
                                             _________    _________
 Net cash provided by financing activities     877,000       13,000
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS            (351,000)  (1,405,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,173,000    1,423,000
                                             _________    _________

CASH AND EQUIVALENTS, END OF PERIOD         $  822,000   $   18,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the six months:
   Interest                                 $    -       $   20,000

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Preferred stock Series B issued for
   conversion of debt                       $    -       $   75,000
  Common stock issued for retirement
   of Preferred Series A stock              $  882,000   $    -

See accompanying notes
                                      9

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 1997 AND 1996


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

The results of operations for the six month periods ended January 31, 1997 and 1996 are not necessarily indicative of operating results for the full year.

NOTE 2 - MANAGEMENT'S PLANS

During the six months ended January 31, 1997, the Company conducted activities directed toward the production and sale of the Company's Stock Information Receiver ("SIR") in China and research and development of a Voice Information Pager ("VIP"), also sometimes referred to as a Digital Voice Pager. During the six months ended January 31, 1997, the Company received orders for a total of 41,000 SIR's from four radio stations in China, of which 12,430 were shipped. Total revenue from sales of all 41,000 units is expected to be approximately $1,335,000.

At January 31, 1997, the Company had working capital of $3,901,000. Funding for the Company's operations was significantly improved during the six months ended January 31, 1997 with the sale of 2,500,000 shares of common stock for $4,490,000, net of commissions. Management believes that these funds will provide working capital for the Company's current operations, enable the Com-pany to market its SIR's in China, make improvements and refinements of its products, and further develop the Company's digital voice pager system. Management is aware, however, that there can be no assurances that the SIR and VIP will be developed into commercially viable products, or as to whether the Company can successfully market the SIR and VIP products.

NOTE 3 METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Development Agreement

Global has extended the date of delivery, under a development agreement, of the VIP prototype until January 31, 1997 as a result of the higher priority of the SIR project for Global's proposed customers in China, as well as the Company's prior limited financial resources which restricted a parallel development path.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 1997 and 1996


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Letter of Credit

As collateral for performance and advances on manufacturing agreements, the Company is contingently liable under a letter of credit in the amount of $50,000. This standby letter of credit is in force for one year, commencing January 1997, and is supported by a certificate of deposit in the amount of $50,000. It is the Company's opinion that the replacement cost for the standby letter of credit would not significantly vary from the present fee structure.

Legal Proceedings

As of February 28, 1997, the Company had approximately 9 judgments related to accounts payable totalling approximately $69,000 outstanding against it. The City of Philadelphia maintains a judgment in the amount of approximately $16,000 against the Company. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy such obligations over a period of time provided adequate funding is received from financing activities.

In August 1996, the Company was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and entitles the plaintiff to receive 15,000 shares of the Company's common stock or alternatively $66,000. The Company believes that a settlement of such matter will be reached pursuant to which the Company will issue 7,500 shares of its restricted common stock to the Plaintiff.

NOTE 5 - PREFERRED STOCK

During the six months ended January 31, 1997, the Company redeemed the remain-ing approximately 97,000 shares of Preferred Series C Stock which had been held by the Company's Chairman. These shares were redeemed for approximately $536,000 of which $49,000 was reflected as additional compensation pursuant to the Preferred Series C Stock agreement.

NOTE 6 - COMMON STOCK

On November 14, 1995, the Board of Directors authorized a bonus to the Chairman of 1,250,000 shares of common stock. These shares were issued in August 1996.

Pursuant to a registration statement dated September 6, 1996 which registered 2,500,000 shares of common stock at $2.00 per share, the Company raised $4,490,000, net of commissions, during the six months ended January 31, 1997. As of February 14, 1997, the entire amount of the stock subscription had been collected in full by the Company, including $3,110,000 that was reflected as a subscription receivable in the January 31, 1997 balance sheet.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           January 31, 1997 and 1996


NOTE 7 - WARRANTS

In August 1996, the Board of Directors approved the issuance of 100,000 war-rants to purchase the Company's common stock at a price of $2.00 per share to the Company's SEC counsel in consideration for services rendered to the Company. These Warrants expire on August 31, 1999.

On December 16, 1996, the Company issued to its investment banker Common Stock Purchase Warrants in consideration for $3,000 and services rendered to the Company, to purchase 300,000 common shares at an exercise price of $2.00 per share. These warrants expire in December 2001.

On February 5, 1997, the Company issued to a consultant Common Stock Purchase Warrants, in consideration for $3,000 and services rendered to the Company, to purchase 300,000 common shares at an exercise price of $3.00 per share. These warrants expire in February 2001.

NOTE 8 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $8,000 during the six months ended January 31, 1997, relating to accounts payable in the aggregate amount of $8,000. The Company recognized an extra-ordinary gain on the extinguishment of debt of $35,000 during the six months ended January 31, 1996, relating to accounts payable and taxes payable in the aggregate amount of $101,000.

NOTE 9 - INCOME TAXES

There is no income tax benefit for operating losses for the six months ended January 31, 1997 and 1996 due to the following:

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

NOTE 10 - NET LOSS PER SHARE

Net loss per share is based upon the weighted average number of shares outstanding, without assumed conversion of the warrants and stock options, which are considered to be common stock equivalents, since the effect on net loss per share would be anti-dilutive.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           January 31, 1997 and 1996


NOTE 11 - SUBSEQUENT EVENTS

The former Chief Accounting Officer ("CAO") of the Company has advised the Company that he desires to pursue other opportunities and will leave the Company's employ on or around February 28, 1997. The Board of Directors granted the Former CAO 5,000 shares of common stock in lieu of the 5,000 shares of Restricted Common Stock he will lose as a result of leaving the Company prior to completing two years of service.

The Company agreed effective February 10, 1997, to pay the new Vice President of Finance/Chief Accounting Officer ("VPF") $90,000 per year for three months increasing to $95,000 per year after the three months and increasing 5%, 6%, and 7% cumulatively and respectively for each of the three years. As consid-eration for entering into the agreement the Company will issue to the VPF 5,000 shares of restricted Common Stock two years from the date of the agreement, provided that the VPF has not terminated employment prior to that time. Additionally, the Company issued to the VPF options to purchase 25,000 shares of Common Stock at the market price as of the date of the commencement of his employment and options after each year of employment to purchase 10,000 shares of Common Stock at the market price on the anniversary date of the agreement. The options remain in effect for two years from the date of the grant, except upon termination, in which case the VPF will have 30 days to exercise the options before they are canceled.

On February 18, 1997, the Board of Directors authorized options to purchase 250,000 shares of the Company's common stock at $2.375 per share, which rep-resents the fair market value of the common stock as of that date, to be awarded to the President of the Company. The options expire on February 18, 2007 and carry such terms as are outlined in the Company stock option plan.

On February 18, 1997, the Board of Directors authorized options to purchase 50,000 shares of the Company's common stock at $2.375 per share, which rep-resents the fair market value of the common stock as of that date, to be awarded to each of two outside members of the Board of Directors. The options expire on February 18, 2007 and carry such terms as are outlined in the Company stock option plan.

On February 18, 1997, the Board of Directors authorized the issuance of 32,600 shares of the Company's common stock to be issued to a consultant in consider-ation for services rendered to the Company valued at approximately $65,000.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations

     Sigma Alpha Group, Ltd. and its 80% owned subsidiary, Global Telecom-munications of Delaware, Inc. (together, the "Company"), are pursuing a busi-ness strategy of bringing new technology and new business ideas to less developed countries. During the six months ended January 31, 1997, the Company conducted activities directed toward the production and sale of the Company's Stock Information Receiver ("SIR") in China and research and development of a Voice Information Pager ("VIP"), also sometimes referred to as a Digital Voice Pager. The Company received orders for a total of 41,000 SIR's from four radio stations in China, of which 12,430 were shipped during the six months ended January 31, 1997. Total revenue from sales of all 41,000 units is expected to be approximately $1,335,000.

Funding of the Company's operations was significantly improved during the six months ended January 31, 1997 with the sale of 2,500,000 shares of common stock for $4,490,000, net of commissions. Management believes that these funds will provide working capital for the Company's current operations, enable the Company to market its SIR's in China, make improvements and refinements of its products, and further develop the Company's digital voice pager system. Management is aware, however, that there can be no assurances that the SIR and VIP will be developed into commercially viable products, or as to whether the Company can successfully market the SIR and VIP products.

Six Months Ended January 31, 1997
vs. Six Months Ended January 31, 1996
____________________________________

Results of Operations

For the six months ended January 31, 1997, the Company incurred a net loss of $1,211,000 on revenues of $348,000 compared to a net loss of $1,401,000 on no revenues for the six months ended January 31, 1996. The $190,000 reduction in net loss is primarily due to a $157,000 reduction in operating expenses and the the recognition of sales and related gross profit of $34,000 in the six months ended January 31, 1997.

     Gross profit for the six months ended January 31, 1997 was $34,000 and may increase for future sales, as the Company gave the first radio station an introduction price of $28 per unit applicable to the first 10,000 SIR units. Future orders from this radio station are expected to be priced higher than $28 per SIR unit, and sales to subsequent radio stations are expected to be priced at $35 per SIR unit. In addition, the Company is continuing to negotiate for better pricing arrangements with vendors that supply components of the SIR's.

     Operating expenses for the six months ended Janaury 31, 1997 were $1,277,000 compared to $1,434,000 for the six months ended January 31, 1996, a $157,000 decrease. The decrease is primarily due to a $304,000 decrease in research and development expenses and a $151,000 decrease in other expenses, partially offset by a $279,000 increase in officers' compensation.

     The variances are attributed to the following components. Research and development costs decreased $304,000 because the Company chose to focus tem-porarily on production of the SIR in lieu of further research and development on the VIP. Other expenses declined $151,000 due to lower directors' fees, resulting from the issuance of 200,000 common shares to directors during the six months ended January 31, 1996. Officers' compensation increased $279,000 due to the issuance of 1,250,000 shares of common stock to the Chairman valued at $188,000 on August 27, 1996, a 15% increase in the Chairman's salary effec-tive July 22, 1996, and other normal officer salary increases.

     Interest expense was $0 for the six months ended January 31, 1997 compared to $20,000 for the six months ended January 31, 1996. This was a result of having to pay interest in order to settle debt during the six months ended January 31, 1996.

Three Months Ended Janaury 31, 1997
vs. Three Months Ended January 31, 1996
_______________________________________

Results of Operations

     For the three months ended January 31, 1997, the Company incurred a net loss of $502,000 on revenues of $129,000. This compares to a net loss of $751,000 on no revenues for the three months ended January 31, 1996. The $249,000 decrease in the net loss for the three month period is attributed to a decrease in operating expenses of $234,000 and the recognition of sales and related gross profit of $27,000 in the six months ended January 31, 1997.

     Gross profit for the three months ending January 31, 1997 was $27,000 and may increase for future sales, as the Company gave the first radio station an introduction price of $28 per unit applicable to the first 10,000 SIR units. Future orders from this radio station are expected to be priced higher than $28 per SIR unit, and sales to subsequent radio stations are expected to be priced at $35 per SIR unit. In addition, the Company is continuing to negotiate for better pricing arrangements with vendors that supply components of the SIR's.

     Operating expenses for the three months ended January 31, 1997 were $543,000 compared to $777,000 for the three months ended April 30, 1995, a $234,000 decrease. The difference can be attributed to a decrease in other expenses of $158,000, a decrease in research and development costs of $101,000, and a decrease in professional fees of $40,000, partially offset by an increase in officers' compensation of $68,000. The variances are attributed to the following components. The decrease in other expenses of $158,000 is due to lower directors fees resulting from the issuance of 200,000 common shares to directors during the three months ended January 31, 1996. Research and development costs declined $101,000 because the Company chose to focus temporarily on production of the SIR in lieu of further research and develop-ment on the VIP. Professional fees decreased $40,000 due to lower legal fees related to registration statement activity in the three months ended January 31, 1996. The $68,000 increase in officers' compensation resulted from a 15% increase in the Chairman's salary effective July 22, 1996 and other normal officer salary increases.

Liquidity and Capital Resources

     At January 31, 1997, the Company had working capital of $3,901,000 comp-pared to $924,000 at July 31, 1996. The increase of $2,977,000 largely reflects the sale of 2,500,000 shares of common stock for proceeds of $4,490,000, net of commissions, during the six months ended January 31, 1997. As of February 14, 1997, the entire amount of the stock subscription had been collected in full by the Company, including $3,110,000 that was reflected as a subscription receivable in the January 31, 1997 balance sheet.

Management believes that these funds will provide working capital for the Company's operations, enable the company to market its SIR's in China, make improvements and refinements of its products, and further develop the Company's digital voice pager system. Management is aware, however, that there can be no assurances that the SIR and VIP will be developed into commercially viable products, or as to whether the Company can successfully market the SIR and VIP products.

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

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    Reports on Form 8-K:

                    (a) The Company filed a Form 8-K on November 4, 1996.
                        The report disclosed in Item 5, agreements entered with radio stations in China pursuant to which the radio station agreed to purchase 16,000 SCA Radios.

                    (b) The Company filed a Form 8-K on December 18, 1996.
                        The report disclosed in Item 5, the Company entered into a corporate financing agreement with Pennsyl-vania Merchant Group, Ltd. ("PMG") under which PMG will provide strategic advisory and corporate finance services to the Company for a minimum of one year.

                    Exhibit - 27.  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 28, 1997



                                   SIGMA ALPHA GROUP, LTD.
                                        (REGISTRANT)



                                   By:s/James M. Boyd, Jr.
                                        James M. Boyd, Jr.
                                        Duly Authorized Officer
                                        and Chief Accounting Officer
                                        (Principal Financial and
                                         Accounting Officer)