Form 10QSB
period 1997-04-30
SIGMA ALPHA GROUP LTD
filed 1997-06-13
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

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

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of May 29, 1997 were 18,781,704.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    April 30, 1997 (unaudited) and
                    July 31, 1996 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the nine months and three months
                    ended April 30, 1997 and 1996
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended April
                    30, 1997 (unaudited)                       6-7

                    Consolidated Statements of Cash Flows
                    for the nine months ended April 30,
                    1997 and 1996 (unaudited)                  8-9

                    Notes to Consolidated Financial
                    Statements (unaudited)                   10-14

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                15-18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           19

          Item 2.   Changes in Securities                       19

          Item 3.   Defaults Upon Senior Securities             19

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            19

          Item 5.   Other Events                                19

          Item 6.   Exhibits and Reports on Form 8-K            19

SIGNATURES                                                      20


PART I. - FINANCIAL INFORMATION

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                               April 30,         July 31,
                                                 1997              1996
                                              ___________        _________
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $2,404,000       $1,173,000
  Certificate of deposit                           50,000            -
  Accounts receivable                             191,000            -
  Inventory                                       591,000          119,000
  Prepaid expenses and other current assets        37,000           20,000
                                                _________        _________
                                                3,273,000        1,312,000

PROPERTY AND EQUIPMENT                            113,000           80,000

OTHER ASSETS
  Goodwill                                         46,000           58,000
  Patent and trademark                             21,000            9,000
                                                _________        _________
                                                   67,000           67,000
                                                _________        _________

TOTAL ASSETS                                   $3,453,000       $1,459,000
                                                =========        =========

See accompanying notes
                                     3

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)


                                                April 30,         July 31,
                                                  1997              1996
                                               ___________        _________
                                               (Unaudited)        (Audited)

                     LIABILITIES


CURRENT LIABILITIES
  Loan payable                                       -               16,000
  Accounts payable - trade                         314,000          231,000
  Taxes, other than income taxes                     7,000            7,000
  Accrued wages - officers                           3,000           40,000
  Accrued expenses and other current
   liabilities                                      59,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  383,000          388,000

COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 0 shares at April 30, 1997
   and 178,000 at July 31, 1996.                     -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at April 30,
   1997 and July 31, 1996.                           1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 100,000 shares; issued and
   outstanding, 0 shares at April 30,
   1997 and 97,000 shares at July 31, 1996.          -                -

  ADDITIONAL PAID-IN CAPITAL                     3,321,000        4,690,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 18,774,000 shares at April 30, 1997 and
 14,809,000 at July 31, 1996.                       19,000           15,000










    WARRANTS AND OPTIONS OUTSTANDING                30,000            2,000

    ADDITIONAL PAID-IN CAPITAL                  22,079,000       16,471,000

ACCUMULATED DEFICIT                            (22,380,000)     (20,108,000)
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       3,070,000        1,071,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 3,453,000      $ 1,459,000
                                                ==========       ==========

See accompanying notes
                                    4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                 APRIL 30,                   APRIL 30,
                          _____________________     ______________________
                            1997        1996          1997         1996
                          _________   _________     __________   _________
SALES                     $  348,000  $    -        $    -       $    -

COST OF SALES                314,000       -             -            -
                           _________   _________    __________    _________

GROSS PROFIT                  34,000       -             -            -
                           _________   _________    __________    _________

OPERATING EXPENSES:
  Officers' compensation     718,000     392,000       177,000      130,000
  Other salaries and
   payroll costs              86,000      50,000        46,000       23,000
  Consulting fees            385,000     230,000       222,000       67,000
  Professional fees          122,000     129,000        53,000       20,000
  Research and
   development               268,000     390,000       215,000       33,000
  Selling expenses            99,000       -            64,000        -
  Travel                     351,000     277,000       159,000       96,000
  Other                      341,000     406,000       157,000       71,000
                           _________   _________     _________    _________
TOTAL OPERATING EXPENSES   2,370,000   1,874,000     1,093,000      440,000
                           _________   _________     _________    _________
LOSS FROM CONTINUING
 OPERATIONS BEFORE OTHER
 INCOME AND EXTRAORDINARY
 GAIN                     (2,336,000) (1,874,000)   (1,093,000)    (440,000)
                           _________   _________     _________    _________

OTHER INCOME (EXPENSE)
 Royalties                     2,000       2,000         -            1,000
 Interest expense              -         (20,000)        -            -
 Interest income              52,000      17,000        30,000        -
                           _________   _________     _________    __________
                              54,000      (1,000)       30,000        1,000
                           _________   _________     _________    __________

LOSS BEFORE
 EXTRAORDINARY GAIN       (2,282,000) (1,875,000)   (1,063,000)     (439,000)

EXTRAORDINARY GAIN ON
 EXTINGUISHMENT OF DEBT       10,000      52,000         2,000        17,000
                           _________   _________     _________    _________

NET LOSS                 $(2,272,000)$(1,823,000)  $(1,061,000)  $  (422,000)
                          ==========   =========     =========    ==========





WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    17,063,000  13,798,000    18,743,000    14,063,000

NET LOSS PER COMMON SHARE
 Net loss before
  extraordinary gain     $     (0.13)  $  (0.13)    $   (0.06)   $   (0.03)
 Extraordinary gain on
  extinguishment of debt        0.00       0.00          0.00         0.00
                          __________   _________     _________    _________
NET LOSS PER SHARE       $     (0.13) $   (0.13)   $    (0.06)  $    (0.03)
                          ==========   =========     =========    =========

See accompanying notes
                                     5


                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               NINE MONTHS ENDED APRIL 30, 1997
                                 (Rounded to Nearest Thousand)

                                          COMMON STOCK
                ______________________________________________________________

                                       WARRANTS      ADDITIONAL
                  NUMBER OF           AND OPTIONS     PAID -IN    ACCUMULATED
                   SHARES    AMOUNT   OUTSTANDING     CAPITAL       DEFICIT
                 __________  _______  ___________   ___________   ____________
BALANCES,
 JULY 31, 1996   14,809,000  $15,000      $2,000   $16,471,000   $(20,108,000)

Nine months ended
 April 30, 1997
 (Unaudited):
 Issuances of
  common stock    2,500,000    3,000       -         4,997,000          -
 Commissions          -        -           -          (510,000)         -
 Officer's
  compensation    1,255,000    1,000       -           199,000          -
 Consulting fees     32,000    -           -            65,000          -
 Preferred Series
  A conversion      178,000    -           -           882,000          -
 Warrants and
  options issued      -        -          28,000       (25,000)         -
 Net loss             -        -           -             -         (2,272,000)
                 __________   ______   _________    __________    ___________

BALANCES, APRIL
 30, 1997        18,774,000  $19,000  $   30,000   $22,079,000   $(22,380,000)
                 ==========   ======   =========    ==========     ==========

See accompanying notes
                                                 6

                                  PREFERRED STOCK "SERIES A"
                               ___________________________________
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN
                                SHARES       AMOUNT       CAPITAL
                               ________      _______      ________
BALANCES, JULY 31, 1996         178,000     $  -         $ 882,000

Nine months ended April 30,
 1997 (Unaudited):
    Converted to common stock  (178,000)       -          (882,000)
                               ________      _______      ________
BALANCES, APRIL 30, 1997          -         $  -         $   -
                               ========      =======      ========

                                    PREFERRED STOCK "SERIES B"
                                 __________________________________
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 _________     _______     __________
BALANCES, JULY 31, 1996           664,000     $  1,000     $3,321,000
                                 ________      _______      _________
BALANCES, APRIL 30, 1997          664,000     $  1,000     $3,321,000
                                 ========      =======      =========

                                     PREFERRED STOCK "SERIES C"
                                  _____________________________________
                                                             ADDITIONAL
                                  NUMBER OF                   PAID-IN
                                   SHARES       AMOUNT        CAPITAL
                                 ________      _______      __________
BALANCES, JULY 31, 1996            97,000     $  -         $  487,000

Nine months ended April 30,
 1997 (Unaudited):
    Repurchase of shares for
    retirement                    (97,000)       -           (487,000)
                                 ________      _______      _________

BALANCES, APRIL 30, 1997            -         $  -         $    -
                                 ========      =======      =========

See accompanying notes
                                       7

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                 (Rounded to Nearest Thousand)

                                              NINE MONTHS ENDED
                                                  APRIL 30,
                                         __________________________
                                             1997            1996
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(2,272,000)    $(1,823,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Extraordinary gain on extinguishment
    of debt                                  (10,000)        (52,000)
   Depreciation of property and
    equipment and amortization of
    goodwill, patent and trademark            32,000          24,000
   Amortization of unearned compensation       -               8,000
   Issuance of common stock for:
     Directors fees                            -             150,000
     Officer compensation                    200,000           -
     Consulting fees                          65,000           -
   (Increase) decrease in:
     Accounts receivable                    (191,000)         (2,000)
     Inventory                              (472,000)          -
     Prepaid expenses and other current
     assets                                  (17,000)        (12,000)
   Increase (decrease) in:
     Accounts payable                         93,000           1,000
     Taxes, other than income taxes            -             (56,000)
     Accrued expenses and other current
     liabilities                             (72,000)          1,000
                                           _________       _________
 Net cash used in operating activities    (2,644,000)     (1,761,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in certificate of deposit        (50,000)          -
 Investment in patent and trademark          (14,000)        (10,000)
 Purchase of equipment                       (51,000)        (42,000)
                                           _________         _______
  Net cash used in investing activities     (115,000)        (52,000)
                                           _________         _______

See accompanying notes
                                     8

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                               NINE MONTHS ENDED
                                                   APRIL 30,
                                            _______________________
                                               1997          1996
                                            _________      ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable               $     -       $   91,000
 Repayment of loans payable                    (16,000)       -
 Proceeds from issuance of common stock      5,000,000      542,000
 Commission on common stock issuance          (510,000)       -
 Decrease in receivable from underwriting        -          198,000
 Repurchase of Preferred Series B stock          -         (374,000)
 Repurchase of Preferred Series C stock       (487,000)     (57,000)
 Proceeds from issuance of warrants              3,000        -
                                             _________    _________
 Net cash provided by financing activities   3,990,000      400,000
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS           1,231,000   (1,413,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,173,000    1,423,000
                                             _________    _________

CASH AND EQUIVALENTS, END OF PERIOD         $2,404,000   $   10,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the nine months:
   Interest                                 $    -       $   20,000

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Preferred stock Series B issued for
   conversion of debt                       $    -       $   75,000
  Common stock issued for conversion
   of debt                                  $    -       $    1,000
  Common stock issued for retirement
   of Preferred Series A stock              $  882,000   $    -

See accompanying notes
                                      9

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 1997 AND 1996


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

The results of operations for the nine month periods ended April 30, 1997 and 1996 are not necessarily indicative of operating results for the full year.

NOTE 2 - BUSINESS ACTIVITIES

During the nine months ended April 30, 1997, Sigma Alpha Group, Ltd ("Sigma Alpha") and its 80% owned subsidiary, Global Telecommunications of Delaware, Inc. ("Global") conducted activities directed toward the production, develop-ment and sale of Global's Stock Information Receiver system ("SIR") in China and research and development of a Voice Information Pager ("VIP"), also some-times referred to as a Digital Voice Pager.

NOTE 3 METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Development Agreement

On January 18, 1996, Global entered into a development agreement with Innotel, Inc. ("Innotel") under which Innotel was to deliver to Global a VIP prototype for inspection, demonstration and field testing on or before March 15, 1996. Upon acceptance of the VIP prototype, Global is obligated to pay Innotel up to $414,000 of which $346,000 has already been paid. The delivery date was extended first to December 31, 1996 and then again to January 31, 1997. The VIP prototype delivered by Innotel was not acceptable and did not meet Global's performance standards. As a result, Global did not accept the VIP prototype and Innotel's work under the development agreement has been suspended. Global is currently evaluating its options under the development agreement.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 1997 and 1996


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Development and Licensing Agreement

In order to accelerate progress in development of the VIP, in April 1997, Sigma Alpha entered a development and licensing agreement with Mikros Systems Corporation ("Mikros") and Data Design and Development Corp. ("3-D") under which Mikros will provide design work and services regarding further develop-ment of the Company's VIP, and the Company will license certain technology from Mikros and 3-D for use in the VIP. The agreement provides for time and material payments to Mikros not to exceed $500,000 in the aggregate, of which $167,000 and $210,000 had been paid as of April 30, 1997 and June 13, 1997, respectively. The agreement also provides for royalty fees payable quarterly to Mikros and 3-D totalling $5.00 per unit of product sold containing the licensed technology. Such royalty fees are subject to a reduction of $500 for each day after September 30, 1997 in which Mikros fails to complete certain VIP development requirements.

Letter of Credit

As collateral for performance and advances on manufacturing agreements, Global is contingently liable under a letter of credit in the amount of $50,000. This standby letter of credit is in force for one year, commencing January 1997, and is supported by a certificate of deposit in the amount of $50,000. It is management's opinion that the replacement cost for the standby letter of credit would not significantly vary from the present fee structure.

Legal Proceedings

As of June 12, 1997, the Company had approximately 9 judgments related to accounts payable totalling approximately $69,000 outstanding against it. The City of Philadelphia maintains a judgment in the amount of approximately $16,000 against the Company. Management has been actively negotiating and working out settlements with respect to judgments and tax assessments and believes that the Company will be able to satisfy such obligations over a period of time on terms acceptable to the Company.

In August 1996, Sigma Alpha was served with a Summons and Complaint. The Complaint sought specific performance of a contract and entitled the plaintiff to receive 15,000 shares of Sigma Alpha common stock or alternatively $66,000. In May 1997, the Board of Directors of Sigma Alpha authorized the issuance of 7,500 shares of its restricted common stock to the Plaintiff in settlement of this complaint.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 1997 and 1996


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

The former Chief Accounting Officer of Sigma Alpha left the company on February 28, 1997 to pursue other opportunities. Sigma Alpha agreed effective February 10, 1997 to pay the new Vice President of Finance/Chief Accounting Officer ("VPF") $90,000 per year for three months, increasing to $95,000 per year after the three months and increasing 5%, 6% and 7% cumulatively and respectively for each of the next three years. As consideration for entering into the agree-ment, Sigma Alpha will issue to the VPF 5,000 shares of its restricted common stock two years from the date of the agreement, provided that the VPF has not terminated employment prior to that time. Additionaly, Sigma Alpha issued to the VPF options to purchase 25,000 shares of its common stock at the market price as of the date of the commencement of his employment ($2.4375 per share) and options after each year of employment to purchase 10,000 shares of its common stock at the market price on the anniversary date of the agreement. The options remain in effect for two years from the date of the grant, except upon termination, in which case the VPF will have 30 days to exercise the options before they are cancelled.

NOTE 5 - PREFERRED STOCK

During the nine months ended April 30, 1997, Sigma Alpha redeemed the remaining approximately 97,000 shares of Preferred Series C Stock which had been held by Sigma Alpha's Chairman. These shares were redeemed for approximately $536,000 of which $49,000 was reflected as additional compensation pursuant to the Preferred Series C Stock agreement.

NOTE 6 - COMMON STOCK

On November 14, 1995, the Board of Directors authorized a bonus to the Chairman of 1,250,000 shares of Sigma Alpha common stock. These shares were issued in September 1996.

Pursuant to a registration statement dated September 6, 1996 which registered 2,500,000 shares of Sigma Alpha common stock at $2.00 per share, Sigma Alpha raised $4,490,000, net of commissions, during the nine months ended April 30, 1997.

On February 18, 1997, the Board of Directors authorized the issuance of 32,600 shares of Sigma Alpha common stock to be issued to a consultant in consider-ation for services rendered to the Company valued at approximately $65,000.

On February 18, 1997 the Board of Directors authorized the issuance of 5,000 shares of Sigma Alpha restricted common stock to be issued to the former Chief Accounting Officer of the Company in lieu of the 5,000 shares of Sigma Alpha restricted common stock forfeited under the terms of his employment contract as a result of leaving Sigma Alpha prior to completing two years of service.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 1997 and 1996


NOTE 7 - WARRANTS AND OPTIONS

Warrants

In August 1996, Sigma Alpha issued to its SEC counsel warrants to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share in consideration for services rendered to Sigma Alpha. These Warrants expire on August 31, 1999.

On December 16, 1996, Sigma Alpha issued to its investment banker warrants to purchase 300,000 shares of Sigma Alpha common stock at an exercise price of $2.00 per share in consideration for $3,000 and services rendered to the Company. These warrants expire in December 2001.

On February 5, 1997, Sigma Alpha issued to a consultant warrants to purchase 300,000 shares of Sigma Alpha common stock at an exercise price of $3.00 per share in consideration for $3,000 and services rendered to Sigma Alpha. These warrants expire in February 2001.

On May 1, 1997, Sigma Alpha issued to a consultant warrants to purchase 25,000 shares of Sigma Alpha common stock at an exercise price of $3.50 per share for services to be rendered to Sigma Alpha between May 1, 1997 and October 31, 1997. These warrants expire on April 30, 1998.

On May 1, 1997, Sigma Alpha issued to a consultant warrants to purchase 100,000 shares of Sigma Alpha common stock at an exercise price of $3.00 per share for services to be rendered to Sigma Alpha as Chairman of an advisory board to be established by the Board of Directors. These warrants expire on May 1, 2002.

On May 8, 1997, Sigma Alpha issued to a consultant warrants to purchase 500,000 shares of Sigma Alpha common stock at an exercise price of $2.40 per share for services to be rendered to Sigma Alpha between May 8, 1997 and May 8, 1998. Warrants representing the consultants right to purchase 250,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on May 8, 2000. Warrants representing the consultants right to purchase the 250,000 share balance become exercisable commencing on the date Sigma Alpha's securities are listed on the NASDAQ Small-Cap Market and expire three years from that date.

Options

The Board of Directors periodically authorizes the issuance of options to purchase common stock of Sigma Alpha to employees and members of the Board of Directors. These options may be exercised at the fair market value of Sigma Alpha common stock on the date of the grant and carry such other terms as are outlined in the Sigma Alpha stock option plan. During the nine months ended April 30, 1997, the following stock options were granted:

   - On February 10, 1997, 25,000 options were granted to Sigma Alpha's Vice President of Finance pursuant to the terms of his employment contract.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 1997 and 1996


NOTE 7 - WARRANTS AND OPTIONS (continued)

Options (continued)

   - On February 18, 1997, 250,000 options were granted to Sigma Alpha's
     Chairman.

   - On February 18, 1997, 50,000 options were granted to each of the two outside members of the Board of Directors.

   - On March 10, 1997, 10,000 options were granted to Sigma Alpha's Manager of Investor Relations.

On March 30, 1997, 30,000 options previously granted to Sigma Alpha's former Chief Accounting Officer expired without being exercised pursuant to the terms of his employment contract.

NOTE 8 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $10,000 during the nine months ended April 30, 1997, relating to accounts payable in the aggregate amount of $11,000. The Company recognized an extra-ordinary gain on the extinguishment of debt of $52,000 during the nine months ended April 30, 1996, relating to accounts payable and taxes payable in the aggregate amount of $119,000.

NOTE 9 - INCOME TAXES

There is no income tax benefit for operating losses for the nine months ended April 30, 1997 and 1996 due to the following:

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

NOTE 10 - NET LOSS PER SHARE

Net loss per share is based upon the weighted average number of shares outstanding, without assumed conversion of warrants and stock options, which are considered to be common stock equivalents, since the effect on net loss per share would be anti-dilutive.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Sigma Alpha Group, Ltd. and subsidiaries' consolidated financial statements appearing elsewhere in this report.

General Operations

Sigma Alpha Group, Ltd. ("Sigma Alpha") and its 80% owned subsidiary, Global Telecommunications of Delaware, Inc. ("Global"), are pursuing a business strategy of bringing new technology and new business ideas to less developed countries. During the nine months ended April 30, 1997, Sigma Alpha and Global (together, the "Company") conducted activities directed toward the production, development and sale of Global's Stock Information Receiver ("SIR") system in China and research and development of a Voice Information Pager ("VIP"), also sometimes referred to as a Digital Voice Pager.

The Company received orders for a total of 41,000 SIR's from four radio stations in China, of which 12,430 were shipped to one radio station during the nine months ended April 30, 1997. With respect to the unshipped balance of the order of 28,570 SIR units, Global has recently been developing the second generation of the SIR (the "SIR 200"), which is designed to improve on the performance of its predecessor (the "SIR 100") and correct a minor technical problem experienced by some of the SIR 100 units previously shipped. Global may begin production and sales of the SIR 200 in July or August 1997.

Global had no sales of SIR 100 units and did not collect any of its accounts receivable during the three months ended April 30, 1997 as a result of customer preference to wait for the introduction of the SIR 200. However, the customer agreed in June 1997 to begin paying down the accounts receivable balance as a result of the progress being made on development of the SIR 200 and as a result of receiving assurances from Global that any faulty SIR 100 units would be repaired. Global's cost (if any) to repair faulty SIR 100 units is not expected to be significant. The customer also has expressed a willingness to accept delivery in the future of SIR 100 units that have been modified to correct the minor technical problem.

In March 1997, Global entered into an agreement with Shanxi People's Broad-casting Radio ("Radio Shanxi") relating to the formation by Radio Shanxi of a specialized radio network known as Great Wall Satellite Stock Market Informa-tion Broadcasting ("Great Wall Radio"). Using Radio Shanxi's satellite system, Great Wall Radio provides professional stock market information throughout China. Radio Shanxi has projected the need for a minimum of 80,000 of Global's SIR units to function as proprietary receivers of Great Wall Radio's trans-missions. The agreement provides among other things that Radio Shanxi will purchase SIR units from Global, and Global will receive 15% of Radio Shanxi's net income from service fees and advertising revenue generated by local radio stations through Great Wall Radio. Global will provide equipment necessary to implement the SIR system at satellite downlink stations of Great Wall Radio.

On January 18, 1996, Global entered into a development agreement with Innotel, Inc. ("Innotel") under which Innotel was to deliver to Global a VIP prototype for inspection, demonstration and field testing on or before March 15, 1996. Pursuant to the development agreement, Global is obligated to pay Innotel up to $414,000 of which $346,000 has already been paid. The delivery date was extended first to December 31, 1996 and then again to January 31, 1997. The prototype delivered by Innotel was not acceptable and did not meet Global's performance standards. As a result, Global did not accept the VIP prototype and Innotel's work under the development agreement has been suspended. Global is currently evaluating its options under the development agreement.

In April 1997, the Company entered a development and licensing agreement with Mikros Systems Corporation ("Mikros") and Data Design and Development Corp. ("3-D") under which Mikros will provide design work and services regarding further development of the Company's VIP, and the Company will license certain technology from Mikros and 3-D for use in the VIP. The agreement provides for time and material payments to Mikros not to exceed $500,000 in the aggregate, of which $167,000 and $210,000 had already been paid as of April 30, 1997 and June 13, 1997, respectively. The agreement also provides for royalty fees payable quarterly to Mikros and 3-D totalling $5.00 per unit of product sold containing the licensed technology. Such royalty fees are subject to a reduction of $500 for each day after September 30, 1997 in which Mikros fails to complete certain VIP development requirements.

In April 1997, the Company entered into a letter of intent with the Batista Group regarding their purchase of $5,000,000 of the Company's restricted common shares at a price of $2.00 per share and the issuance of an option to acquire an additional $5,000,000 of restricted common shares at a price of $2.50 per share. The transaction is subject to the satisfactory completion of due diligence by the Batista Group and the terms of a definitive joint venture agreement ("Agreement") to be negotiated between the parties. The shares to be purchased by the Batista Group will be afforded certain registration rights. The parties have agreed to use their best efforts to execute the Agreement on or before June 18, 1997; however, that date is expected to be extended to allow the Batista Group additional time to complete its due diligence.

The Agreement will also provide for the formation of a joint venture between the Company and the Batista Group for the purpose of marketing, selling and distributing the Company's VIP and other telecommunication products in Central and South America. The Agreement will provide that the Batista Group will have a 51% interest in the joint venture and the Company will own the remaining 49% interest. The Batista Group will be responsible for marketing, distribution, and sale of products in the targeted countries and the Company will supply its VIP and other product technology together with technical training and marketing support. Management is aware, however, that there can be no assurances that
(1) the VIP will be developed into a commercially viable product, (2) the joint venture can successfully market the VIP, or (3) the Agreement with the Batista Group will be consumated, completed or implemented as negotiated.

Nine Months Ended April 30, 1997
vs. Nine Months Ended April 30, 1996
____________________________________

Results of Operations

For the nine months ended April 30, 1997, the Company incurred a net loss of $2,272,000 on revenues of $348,000 compared to a net loss of $1,823,000 on no revenues for the nine months ended April 30, 1996. The $449,000 increase in net loss is due to a $496,000 increase in operating expenses and a $42,000 reduction in extraordinary gain on extinguishment of debt, partially offset by a $55,000 increase in other income and the recognition of sales and related gross profit of $34,000 in the nine months ended April 30, 1997.

Gross profit for the nine months ended April 30, 1997 was $34,000 on sales of 12,430 SIR units. There were no sales or gross profits during the nine months ended April 30, 1996.

Operating expenses for the nine months ended April 30, 1997 were $2,370,000 compared to $1,874,000 for the nine months ended April 30, 1996, a $496,000 increase. The increase is primarily due to a $326,000 increase in officers' compensation, a $155,000 increase in consulting fees and a $99,000 increase in selling expenses, partially offset by a $122,000 decrease in research and development expenses.

The variances are attributed to the following components. Officers' compen-sation increased $326,000 due to the issuance of 1,250,000 shares of common stock to the Sigma Alpha Chairman valued at $188,000 on August 27, 1996, Sigma Alpha's redemption from the Chairman of 97,000 shares of Preferred Series C Stock for $49,000 in excess of original cost, a 15% increase in the Chairman's salary effective July 22, 1996 and other normal officer salary increases. Consulting fees increased $155,000 primarily due to fees paid to Sigma Alpha's investment banker since December 1996 and the issuance of 32,600 shares of Sigma Alpha common stock to a consultant valued at $65,000 on February 18, 1997. Selling expenses were $99,000 during the nine months ended April 30, 1997 as Global began selling SIR units in China for the first time in November 1996. Research and development costs decreased $122,000 because the Company chose to focus temporarily on production of the SIR in lieu of further research and development on the VIP. However, that trend is expected to reverse as a result of the Development and Licensing Agreement entered with Mikros in April 1997.

Interest expense was $0 for the nine months ended April 30, 1997 compared to $20,000 for the nine months ended April 30, 1996. This was a result of having to pay interest in order to settle debt during the nine months ended April 30, 1996. Interest income was $52,000 for the nine months ended
April 30, 1997 compared to $17,000 for the nine months ended April 30, 1996. The increase was due to higher cash balances available for investment as a result of a $5,000,000 equity raise during the nine months ended April 30, 1997.

Three Months Ended April 30, 1997
vs. Three Months Ended April 30, 1996
_______________________________________

Results of Operations

For the three months ended April 30, 1997, the Company incurred a net loss of $1,061,000 on no revenues. Global had no sales of SIR 100 units during the three months ended April 30, 1997 as a result of customer preference to wait for the introduction of the SIR 200 and for modifications to correct the minor technical problem with the SIR 100. The Company incurred a net loss of $422,000 on no revenues for the three months ended April 30, 1996. The $639,000 increase in the net loss for the three month period is attributed to an increase in operating expenses of $653,000.

Operating expenses for the three months ended April 30, 1997 were $1,093,000 compared to $440,000 for the three months ended April 30, 1996, a $653,000 increase. The increase is attributable to higher costs in all categories of operating expenses, including a $182,000 increase in research and development costs, a $155,000 increase in consulting fees, an $86,000 increase in other expenses, a $64,000 increase in selling expenses and a $63,000 increase in travel expenses. The $182,000 increase in research and development costs was primarily due to payments made to Mikros under the Development and Licensing Agreement entered in April 1997. The $155,000 increase in consulting fees was largely due to fees paid to Sigma Alpha's investment banker since December 1996 and the issuance of 32,600 shares of Sigma Alpha common stock to a consultant valued at $65,000 on February 18, 1997. The $86,000 increase in other expenses is due to a general increase in a broad range of general and administrative expenses. The $64,000 increase in selling expenses and $63,000 increase in travel expenses are both due to efforts to establish marketing activities in China.

Liquidity and Capital Resources

At April 30, 1997, the Company had working capital of $2,890,000 compared to $924,000 at July 31, 1996. The increase of $1,966,000 largely reflects the sale of 2,500,000 shares of common stock for proceeds of $4,490,000, net of commissions, during the nine months ended April 30, 1997.

Funding of the Company's operations was significantly improved during the nine months ended April 30, 1997 with the sale of 2,500,000 shares of common stock for $4,490,000, net of commissions. Management believes that these funds, along with funds provided by the Batista Group upon successful closing of the Agreement, will provide working capital for the Company's operations, enable the Company to initially market its SIR's in China, make improvements and refinements of its products, and further develop the Company's digital voice pager system.

Management is aware, however, that there can be no assurances that (1) the SIR and VIP will be developed into commercially viable products, (2) the Company can successfully market the SIR and VIP products, (3) the agreement with Radio Shanxi will be implemented as negotiated, or (4) the agreement with the Batista Group will be consumated, completed and implemented as negotiated. In the event the Agreement with the Batista Group is not consumated, the Company will be required to seek additional funding in order to attempt to achieve the objectives noted above.

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

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    Reports on Form 8-K:

                    None

                    Exhibit - 27.  Financial Data Schedule


























                                      19
PAGE>

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 13, 1997



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