Form 10KSB
period 1997-07-31
SIGMA ALPHA GROUP LTD
filed 1997-10-29
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the fiscal year ended July 31, 1997

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

The Registrant's revenues for its most recent fiscal year were:     $350,000

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average closing bid and asked prices of the Registrant's Common Stock in the over-the-counter market on October 17, 1997, was approximately $22,227,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 17, 1997 20,234,924 shares of Common Stock, $.001 par value were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes ( )  No (X)

                               PART I

ITEM 1.  BUSINESS

General Background

     Sigma Alpha Group, Ltd. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania in February 1988 and commenced operations in June, 1989, as the successor-in-interest of Sigma Sound Studios, Inc. ("Sigma Sound") a recording studio owned and operated by Joseph Tarsia, the former Chairman of the Company. In 1987, Sigma Sound purchased the assets of Alpha International Recording Studios, Inc. ("Alpha International"), a recording studio owned and operated by Peter Pelullo, the Chief Executive Officer, President and Chairman of the Company's Board.

     The Company became publicly held upon its merger in January 1991 with Fabulous Mergers, Inc., an inactive public company incorporated in Nevada. Pursuant to the terms of the merger, Fabulous Mergers, Inc., as the surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In 1995 the Company changed its name to Sigma Alpha Group, Ltd.

     From 1993 through early 1995, the Company's management attempted to develop valuable contacts in the Southeast Asia region, particularly in China, in an effort to establish distribution and agency arrangements that would link Southeast Asian and U.S. based recording companies and artists and other business ventures in Southeast Asia. In April 1995, the Company acquired an 80% interest in Global Telecommunications of Delaware, Inc. ("Global"), an entity that was formed to complete development of wireless telecommunication technology.

     During 1996, management discontinued plans to reestablish its music industry operations and all other proposed ventures in Southeast Asia with the exception of the continued development and marketing of telecommunication products.

The Company's Telecommunications Products

     The Company is presently developing wireless telecommunication products that utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists in second and third world developing countries that lack developed telecommunication infrastructures such as China, for telecommunication products that communicate information in an economically feasible manner without the need for intensive capital investment. The Company is developing a process that utilizes FM radio frequencies to provide a voice paging network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure.

     The primary product the Company intends to produce which will utilize this patent pending technology is a hand held Digital Voice Pager ("Digital Voice Pager" or "Digital Voice Paging System") which will allow subscribers to receive actual voice messages through the pager. The Company also has developed a Stock Market Information Receiver ("SIR") which allows subscribers to receive a scrambled analog FM radio signal that is transmitted by a commercial FM radio station over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is special programming transmitted by the Chinese radio stations.

     Commercialization of the Company's products requires access to existing FM radio stations broadcasting in the respective marketplaces. The Company believes that only minimal modification to existing FM radio station transmitters is necessary to utilize the Company's products. The Company expects to use a joint venture approach to market the Digital Voice Paging System, joining forces with local companies that have better knowledge of local market conditions and are better positioned to educate radio station owners regarding the advantages of the Company's products.

The Technology

     The Company's Digital Voice Pager will utilize voice compression technology, digital signal processing ("DSP") technology, and an FM broadcasting technique known as Subsidiary Communication Authorization ("SCA") broadcasting, which has been in existence for more than two decades. The combined product utilizing the integration of the FM-SCA, DSP and digital voice compression technologies will provide a voice paging service through existing FM broadcasting stations. The system will be designed to deliver fast and reliable voice messages to the whole FM station's coverage area through the addition of simple SCA encoding boxes to existing FM transmitters. The system will utilize the excess bandwidth that a radio station does not use in transmitting its regular FM radio broadcasts. Accordingly, the implementation of the Digital Voice Pager System will not require the purchase or lease of new radio frequencies from government entities.

     Cellular phone and pager systems typically require a large spectrum of frequencies to be dedicated to their services. Clear frequencies, particularly frequencies allocated to cellular phones and pagers, may be difficult to obtain due to the rapid expansion of cellular and paging services. Even when bandwidth has been made available, technology considerations typically associated with operating these newly available frequencies have costs which, in the Company's opinion, are prohibitively high. However, within that area of the radio frequency spectrum associated with FM broadcasting (i.e. the band from 88 MHz to 108 MHz), there is a portion of bandwidth within each FM channel known as the FM SCA bandwidth which is not required for transmitting the main FM station broadcast signal, and which the Company believes has not been fully utilized.

     The management of the Company understands, based on discussions with FM radio stations, that a demand exists for more efficient utilization of their allotted frequency resource including the FM SCA bandwidth. Similar to the United States, FM radio stations in China and most other foreign countries are granted government licenses to operate an FM radio signal within an assigned range of frequency. A typical FM station is assigned a bandwidth of 100 kHz. An FM station will take up to a maximum of 53 kHz for their commercial (main channel) programming. The remaining SCA portion of the base band signal from 54 kHz to 100 kHz, or close to 50% of the available FM channel spectrum resource, is not required for broadcasting the main FM station signal.

     FM SCA has been used in the United States and other developed countries for background music without commercial interruption, reading services for the blind, stock market, sports, and weather reports, and educational and religious applications. As a result, the use of in-place FM transmission systems to provide a wide coverage paging application may in some instances be limited due to previous user allocation. This is not the case, however, in emerging growth nations. Chinese, Latin American, and other foreign FM radio stations have actively been pursuing the use of this FM SCA bandwidth to generate significant revenues for operations.

     Recent advancements in the state-of-the-art for digital voice compression and digital signal processing make it feasible for an FM SCA channel to support an individualized subscription service such as a paging network. The Company is taking full advantage of these technological advancements in its implementation of the Digital Voice Paging System. The Company believes that the combination of FM SCA, DSP and digital voice compression presents a unique opportunity to implement an effective paging system in a relatively short time with low capital investment costs.

 Digital Voice Paging System

     The Company believes that the demand for personal telecommunication devices has increased drastically in the past decade in China, Latin America and other emerging markets, with the major market growth focused on two products: cellular mobile phones and paging systems. Cellular phone networks require extensive front end investment for their initial implementation, and continuous investment to increase the number of cells in order to maintain an acceptable user density level per cell, since the density level grows with the increase in numbers of subscribers. Cellular phone networks also require a developed telephone infrastructure network encompassing a large coverage area which the Company believes China and other emerging markets presently lack.

     Traditional paging systems, on the other hand, require less investment, but typically provide a one way message service in numbers or characters. The first generation pager was a beeper-based system which "beeped" when a number associated with a specific pager was accessed. Subsequently, numerical based pagers were developed capable of transmitting a telephone number to a hand held pager device. Both of these systems are "notification" based in that no actual message is sent. The individual carrying the pager needs to call a telephone number to receive the particular message. The Company believes that this presents a problem to users in countries with a low per capita number of telephones and underdeveloped telecommunication infrastructures such as China. Accordingly, users of beepers or numeric pagers in China may not have ready access to a telephone to receive their messages.

     Character or alphanumeric pagers, on the other hand, are not "notification" based as they provide a subscriber with an actual character message. These pagers allow subscribers to receive and store messages consisting of both letters and numbers. The Company believes, based upon its market research, that alphanumeric paging systems present significant problems, particularly in China, due to the number and complexity of Chinese characters (in excess of 13,000). These problems include the need for large pools of typists who possess the skills needed to translate different Chinese dialects with accuracy and speed into correct Chinese characters for transmission to Chinese character pagers. In addition, substantial investment is required in China and other marketplaces to establish the network and to purchase the necessary hardware to operate a paging system.

     The use of beepers, numeric pagers and alphanumeric pagers in China and Latin America has grown at tremendous rates. Based upon information from the Chinese Ministry of Post and Telecommunications, subscribers to pager services in China rose from approximately 400,000 in 1990 to approximately 25,000,000 in 1995. The New China News Agency has reported that pager use in China is expected to continue to increase rapidly into the next century.

     The Company believes that its Digital Voice Paging System will possess significant advantages over existing numeric, alphanumeric and character pagers by allowing a subscriber to receive and play on a hand held Digital Voice Pager, a voice message from the actual party trying to reach the subscriber. The Digital Voice Paging System will not require the subscriber to have access to a telephone to receive a message. Moreover, the Digital Voice Paging System does not require large pools of typists to transcribe messages. This ensures message privacy and eliminates translation errors resulting from dialect differences that the Company believes are currently being experienced in the Chinese pager market. The Digital Voice Paging System also eliminates significant investments required for establishing the network and hardware of other pager systems.

     The Digital Voice Paging System allows a designated FM radio station to provide a service that transmits a message to the owner of a Digital Voice Pager in the actual voice of the person generating the message. In order to implement a Digital Voice Paging System, hardware containing the Company's proprietary software will be integrated into the FM radio station's transmitter. This provides the broadcast path for the individualized voice pages. The Digital Voice Paging System provides paging that coexists with, but does not interfere with the FM radio station's existing commercial broadcasts. Therefore, a very short start-up time is needed to set up a voice paging service.

     A subscriber to the paging system must first buy a hand held Digital Voice Pager from the radio station or other retail outlet and then pay a monthly subscription fee for the paging service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the paging system's central phone number and entering the subscriber's personal identification number. The calling party's message is then digitized, compressed and transmitted by the radio station's FM transmitter to the specific Digital Voice Pager subscriber.

Digital Voice Paging System Equipment Description

     The Digital Voice Paging System consists of two major parts, a base station and a number of hand held Digital Voice Pagers.

Base Station

     The base station features accessory equipment built around an existing FM radio transmitter and includes a Pager Terminal (also referred to as a call processor) and an SCA Generator. The Pager Terminal automatically answers incoming telephone calls, prompts the caller for the subscriber's personal identification number and records actual voice messages like a standard voicemail system. Voice messages are digitally compressed into a compact paging message and a destination pager address is appended. The messages are then forwarded to the SCA Generator for modulation and mixing with the FM station main channel programming. This composite signal is then broadcast through the existing FM transmitter. With the use of existing FM transmitters, the Company believes that its system installation costs are several orders of magnitude less than traditional paging systems.

Digital Voice Pager

     The Digital Voice Pager receives the FM signal, extracts the FM SCA portion of the signal, decodes the message, and stores all messages that are addressed to it. An audible or vibrating signal alerts the user that a message has been received. Upon playback the user listens to the message in the caller's actual voice. Operation of the Digital Voice Pager will be similar to a compact personal message recorder enabling the user to easily play back messages, fast forward and rewind through messages, lock messages in storage, and delete messages.

Stock Information Receiver

     Global has identified FM SCA technology concerning the distribution of stock market information in the Chinese market place. Global has a working relationship with several Chinese radio stations and as a result of their requests, Global developed a stock market information receiver ("SIR"). The SIR is a radio receiver designed to receive a scrambled analog FM radio signal transmitted by an FM radio station's transmitter over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is transmitted by Chinese radio stations.

     Currently certain Chinese radio stations sell a stock market information device to interested subscribers. Subscribers pay a fee to the radio station to purchase the device and a monthly fee to receive the radio transmission. The Company believes, based on discussions with Chinese radio stations, in the past, unauthorized receivers have appeared in the Chinese market. These devices allow unauthorized users to pirate the radio station's signal without paying a monthly subscription fee.

     Global's SIR system is designed to allow the radio station to install a computer with the Company's proprietary software at the FM transmitter and broadcast the information in a scrambled form, which is then unscrambled at the subscriber's SIR. Management believes that the SIR will decrease the risk of piracy and allow radio stations to better maintain their subscription revenue streams. In addition, the SIR system will allow the radio station to remotely turn off an SIR receiver if the subscriber has not paid his/her monthly subscription fee. Management believes its SIR system has additional applications and can be used wherever there is a market demand for one way communications that can be received by a select receiver and turned off at the source of the signal. Management believes that these additional markets include corporate communications to select employees, sports information dissemination, weather reporting services, educational courses, and special programming.

     In June 1996, Global received its first order for SIR units from Pearl River Economic Radio, an affiliate of Radio Guangdong, in China. However, Global has discontinued manufacturing the first generation of SIR units ("SIR 100") due to certain "locking" problems which affected a percentage of such units. Consequently, it will be necessary to complete the development of a second generation of SIR units ("SIR 200") designed to improve upon the performance of the SIR 100. Global has expended approximately $1,600,000 in developing the SIR system.

     In July 1997, the Company determined that the expected cost of continuing Global's activities directed toward development, production and sale of the SIR 200 product line was higher than originally anticipated. As a result, the Company concluded that its limited capital resources would not allow for the funding of Global's continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Pager technology. The Company currently intends to complete the development of the Digital Voice Pager before devoting significant additional funds to an SIR program. Management continues to believe that the SIR system could possibly be developed into a commercially successful product for the Chinese market. However, significant capital resources will be required to complete development of the SIR 200 and to commercialize the product. Therefore, the Company has decided to evaluate strategic alternatives for Global's SIR program that will minimize the need for the Company's capital resources. Alternatives to be evaluated include, but are not limited to, joint venture arrangements and royalty/licensing arrangements.

     On October 15, 1997, the Company's Board of Directors determined that it was necessary to record a special charge of $687,000 as a provision for write-down of assets and other accruals relating to the Company's decision to temporarily suspend Global's SIR program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for further details of this special charge.

Production and Manufacturing Plans

     The Company does not presently intend to establish its own manufacturing facilities to produce its Digital Voice Pager and future products. Instead the Company plans to contract manufacture custom made Application Specific Integrated Circuits ("ASIC") and masked Central Processing Units ("CPU"). In addition, the Company will purchase the various component parts necessary to produce finished products from a variety of vendors. The Company intends to ship ASIC and other component parts to contract manufacturers abroad to assemble the Digital Voice Pager and future products. Since the Company will not operate its own manufacturing facilities, it will be dependent upon the ability of contract manufacturers to manufacture and assemble products in accordance with specifications provided by the Company. In the event that the contractors are unable to meet these specifications or experience delays in delivering products to the Company, the Company's business would be adversely affected.

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

Marketing

    	According to statistics of the Chinese Ministry of Post and Telecommunications the number of paging subscribers in China has grown from approximately 400,000 in 1990 to approximately 25,000,000 at the end of 1995. The New China News Agency reported projections that indicate paging users in China will continue to expand at rapid rates. Similar growth projections exist for pager markets in many other populous developing countries. The Company plans to be a significant part of this growing worldwide paging market using FM SCA technology.

     Based on Global's experience marketing the SIR system in China, the Company plans to refocus its marketing strategy on the development of joint venture relationships with local companies in specified target areas. The Company intends to seek out joint venture partners who are experienced with marketing, distribution and regulatory issues related to the paging industry and radio station operations, as well as the economic, cultural and political environments in their respective areas. The Company believes that a joint venture approach will result in a rapid deployment of its products in multiple areas throughout the world.

	The marketing strategy of each joint venture will vary, depending on the circumstances in each geographic area. However, several elements of the strategy are likely to be the same. It will be important for the joint ventures to educate radio stations regarding their ability to generate significant additional revenues by utilizing the Company's technology with their available FM SCA band. In addition, emphasis will focus on their ability to generate these revenues without the need for significant investment capital and highlight the advantages of the Company's Digital Voice Paging System compared to traditional paging systems currently in use. The joint ventures also will be responsible to market voice pager services to local subscribers and implement support and service personnel needed to run a paging service.
Each joint venture will determine the best method of sales and distribution for their operation, directly to the subscriber, through retail electronic outlets, or through the radio stations themselves.

     The Company is currently researching prospective joint venture partners in various target markets. Although no final joint venture terms have been established yet, the Company expects that such ventures are likely to take the form of that proposed in a letter of intent the Company signed with the Batista Group in Brazil during April 1997. The letter of intent provides for the formation of a joint venture between the Company and the Batista Group for the purpose of marketing, selling and distributing the Company's Digital Voice Pager and other telecommunication products in Central and South America pursuant to the terms of a definitive joint venture agreement to be negotiated between the parties. The joint venture agreement is expected to provide that the Batista Group will have a 51% interest in the joint venture and the Company will own the remaining 49% interest. The Batista Group will be responsible for marketing, distribution and sale of products in the countries. The Company will produce and sell Digital Voice Pagers to the joint venture in addition to supplying its Digital Voice Paging System and other product technology together with technical training and marketing support. The capital requirements of the joint venture will be funded by each party based upon their ownership interest in the joint venture. The joint venture is expected to receive all or a significant part of the monthly subscription revenue paid by Digital Voice Pager subscribers.

     The Company believes the advantages associated with its Digital Voice Paging System as compared to tone-only pagers, numeric pagers, and alphanumeric and character pagers will allow the Company to successfully market its products. However, there can be no assurance that the Company's products will be successfully received in those market places the Company chooses to target. The Company believes the price of its Digital Voice Pager will be competitive with existing alphanumeric/text pagers in use around the world.

Patents and Trade Secrets

     In January 1996, the Company filed a patent application for protection of the Digital Voice Pager technology under United States patent laws. The Company also has filed similar patent applications in numerous foreign countries around the world. In September 1997, the Company was notified that its patent application was approved by government authorities in South Africa. There can be no assurance as to the ultimate success of the Digital Voice Pager patent application in the United States or any other foreign country. Furthermore, even if a patent is issued to the Company, there can be no assurance that such patent will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Government Regulations

     The Company's proposed operations relate to conduct of operations in China and other foreign countries. Accordingly, the Company's operations will be subject to the risks of conducting business internationally, including possible instability in foreign governments, changes in regulatory requirements, difficulties in obtaining foreign licenses, as well as other general barriers and restrictions in relation to compliance with foreign laws.

Competition

     The Company's products compete with those of numerous well-established companies which design, manufacture or market beepers, numeric pagers and alphanumeric pager systems and telecommunications products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for voice pagers and related products.

Research and Development

     Research and development expenditures were approximately $445,000 and $434,000 for the years ended July 31, 1997 and 1996, respectively for the Company's Digital Voice Pager and Global's SIR products.

     The Company does not currently have internal research and development capabilities. Therefore, it relies on contractual relationships with third party engineering and development firms to develop the Company's products to its specifications. Generally, such contracts provide for payments to be made by the Company on a time and material basis. On large contracts, a maximum limit typically is placed on the amount the Company will be required to pay. However, periodic modifications to such contracts may increase the maximum amount to be paid. During the years ended July 31, 1997 and 1996, costs aggregating approximately $391,000 and $392,000, respectively, were incurred for product research and development work performed by third parties.

     Management believes that significant progress has been made on the development of the Digital Voice Pager. The Company's development contractors have in the past experienced delays in connection with the development of the Digital Voice Pager. At this time, completion of a production ready prototype of the first generation of the Digital Voice Pager is expected within the next twelve months. During that time, the Company and its development contractors expect to complete the product engineering and development process and conduct exhaustive testing of the prototypes. The Company is dependent upon the success of its development contractors in developing the Digital Voice Pager. The inability of, and/or delay by such contractors in performing such developmental services could have a material adverse effect on the Company.

     The Company has incurred research and development costs of $1,049,000 on the Digital Voice Pager through October 17, 1997, including $321,000 incurred during the year ended July 31, 1997. The Company also expects to incur an estimated $1,000,000 of additional research and development costs to complete development of the first generation of the Digital Voice Pager. Management is aware, however, that there can be no assurances that the Digital Voice Paging System will be developed into a commercially viable product, or if developed, that it can be successfully marketed.

Employees

     The Company has eight employees, all of whom are full time, consisting of its Chief Executive Officer and Chairman of the Board, President, Chief Operating Officer, Vice President of Finance and Chief Accounting Officer, Secretary, Investor Relations Manager, Controller, and administrative staff.

Recent Developments

     Letter of Intent to Acquire General Atronics Corporation

     On October 15, 1997 the Company signed a letter of intent to acquire all of the outstanding capital stock of General Atronics Corporation and its subsidiaries ("GAC") for $6,000,000 in cash and 1,000,000 shares of the Company's common stock. The purchase agreement also provides for future contingent consideration of up to $6,000,000 and up to 1,000,000 shares of the Company's common stock in the event that GAC achieves certain minimum levels of signed contracts for sales commitments. The acquisition is contingent on the Company's ability to raise sufficient funds to finance the initial cash requirements.

     GAC is a high technology communications company that specializes in the application of real-time digital signal processing to high frequency and ultra-high frequency data modems, tactical digital telephones and communications systems. GAC functions primarily as a subcontractor for larger defense contractors who build communication systems for U.S. and foreign defense forces. GAC's 1996 revenues were $18,805,000.

     Management expects to operate GAC as a largely independent subsidiary without significantly changing its operations. However, the Company expects to take full advantage of the outstanding technical resources available within GAC to help develop the Company's technologies on a more timely basis. In addition, GAC offers the Company a stable and consistently profitable operation with excellent marketing contacts in foreign countries. The Company also expects to be able to help GAC develop new marketing opportunities and commercial applications of its technology.

     The Company is currently attempting to raise sufficient equity capital to pay for the initial cash outlay required to purchase GAC. Management is aware, however, that there can be no assurances that the Company will be able to secure sufficient funds from its financing efforts to complete the acquisition of GAC. In addition, there can be no assurance that the Company will be able to negotiate a definitive acquisition agreement acceptable to the Company and GAC's shareholders. As a result of these significant uncertainties, it is management's opinion that the acquisition of GAC is not yet probable.

     Key Additions to Management

     Michael P. McAndrews was appointed President of the Company effective October 1, 1997. Prior to joining the Company, Mr. McAndrews had been in several senior marketing positions in Motorola's Two-Way Paging and Cellular Phone divisions since 1992. See Item 9, "Directors, Executive Officers, Promoters and Control Persons."

     David C. Bryan was appointed Senior Vice President and Chief Operating Officer of the Company in July 1997. Prior to joining the Company, Mr Bryan spent 18 years with GAC. See Item 9, "Directors, Executive Officers, Promoters and Control Persons."

     James M. Boyd, Jr. was appointed Vice President of Finance and Chief Accounting Officer in February 1997, replacing Scott McPherson who left the Company to pursue other opportunities. Prior to joining the Company, Mr. Boyd spent 15 years with Sun Company, Inc. in a variety of financial management positions. See Item 9, "Directors, Executive Officers, Promoters and Control Persons."

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1341 N. Delaware Avenue, Suite 408, Philadelphia, Pennsylvania 19125, which the Company leases pursuant to a written lease expiring in 1999. The rent for the 3,233 square feet of office space is $29,100 per year subject to certain customary increases.

ITEM 3.     LEGAL PROCEEDINGS

     In April 1997 the Company settled an action instituted by Josephberg, Grosz & Company, Inc. ("JGC") in the United States District Court for the Southern District of New York for specific performance of a contract which JGC claimed entitles them to receive 15,000 shares of the Company's Common Stock or in the alternative the sum of $66,000. The Company settled the claim ("JGC Action") through the issuance of 7,500 shares of the Company's restricted common stock, which was subsequently registered by the Company under the Securities Act of 1933, as amended.

     As of October 10, 1997, the Company had several judgments related to accounts payable and taxes payable, the aggregate amount of which is not material. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments.

In September 1997, Global Telecommunications of Delaware, Inc. ("Global") the Company's 80 percent owned subsidiary, was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and plaintiff claims they are entitled to receive approximately $106,000 from Global. Global has filed an answer to the complaint denying complainant's right to receive any monetary compensation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended July 31, 1997.

                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "SGAL."

     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. for the years
July 31, 1997 and 1996.


Fiscal Year Ended July 31, 1996
_______________________________

                                          High Bid                 Low Bid
                                          ________                 _______
Quarter ended
  October 31, 1995                       $ 6                       $5 1/4
  January 31, 1996                         5 15/16                  2 1/8
  April 30, 1996                           5 1/4                    4 1/8
  July 31, 1996                            4 7/8                    2 3/8

Fiscal Year Ended July 31, 1997
_______________________________

                                         High Bid                 Low Bid
                                         ________                 _______
Quarter ended
  October 31, 1996                       $3 1/8                   $1 1/2
  January 31, 1997                        2 11/16                  2 1/16
  April 30, 1997                          3                        2 3/16
  July 31, 1997                           2 1/2                    1 27/32

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions.
On October 23, 1997 the closing price for the Company's common stock was $2.00 per share.

     As of October 17, 1997 the Company had 220 shareholders of record of its Common Stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer &
Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.
The Company's transfer agent has advised the Company that it has in excess of 300 record and beneficial owners of its common shares.






Dividends

     To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business.
Any future payment of dividends will be determined solely by the discretion of the Company's Board of Directors.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's consolidated Financial Statements appearing elsewhere in this report.

General Operations
__________________

     Sigma Alpha Group, Ltd. ("the Company") is pursuing a business strategy of bringing new telecommunications technology to China and other developing countries. During the year ended July 31, 1997, the Company and its 80% owned subsidiary, Global Telecommunications of Delaware, Inc. ("Global") (together,
"Sigma Alpha") conducted activities directed toward the research and develop-ment of a digital voice pager ("Digital Voice Pager") and the development, production and sale of Global's Stock Information Receiver ("SIR") system in China.

Year Ended July 31, 1997
vs. Year Ended July 31, 1996
________________________

Results of Operations

     For the year ended July 31, 1997 ("Fiscal 1997"), the Sigma Alpha incurred a net loss of $4,450,000 on revenues of $350,000 compared to a net loss of 2,189,000 on revenues of $2,000 for the year ended July 31, 1996 ("Fiscal
1996"). The increase in the net loss of $2,261,000 was primarily due to a $687,000 provision for write-down of assets and other accruals in Fiscal 1997, as well as higher officers' compensation, other salaries and payroll costs, consulting fees, professional fees, travel and other operating expenses.

     Sigma Alpha recognized operating revenue from Global's telecommunication business operations for the first time in Fiscal 1997 with the sale of approximately 12,500 of Global's SIR 100 units, which generated $348,000 of revenue and $34,000 of gross profit all in the first half of Fiscal 1997.
However, as further described above, the Company has temporarily suspended
Global's SIR program and as a result, no revenues were incurred in the second half of Fiscal 1997 (see "Stock Information Receiver").

     The Company's Board of Directors determined that it was necessary to record a special charge relating to the Company's decision to temporarily suspend activities directed toward development, production and sale of its SIR.
The Company concluded that its limited capital resources would not allow for the continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Pager technology. The Company is currently evaluating several strategic alternatives for the SIR program; however, it is more likely than not that the Company will incur significant losses on Global's SIR program regardless of which alternative is selected. As a result, the Company recorded a pretax provision for loss of $687,000 in Fiscal 1997. The components of the provision are as follows:

      Write-down of assets:
        Inventory                               $ 513,000
        Accounts receivable (net)                  37,000
        Fixed assets (net)                         73,000
        Prepaid expenses and other
         current assets                            26,000
      Accrual for loss on purchase commitments     38,000
                                                _________
      Total provision                           $ 687,000
                                                _________

     For Fiscal 1997, officers' compensation was $1,022,000 as compared to $540,000 for Fiscal 1996, an increase of $482,000, or 89%. The increase was primarily due higher compensation received by the Company's Chairman in the form of (1) 1,250,000 shares of the Company's restricted common stock valued at $188,000 by an independent expert, (2) $106,000 of accumulated but unpaid vacation pay since the inception of the Chairman's employment contract with the Company, (3) $49,000 of compensation resulting from retirement of the Company's
Series C preferred stock, and (4) scheduled increases in the Chairman's salary.
The increase was also attributable to higher salaries for other officers.

     For Fiscal 1997, other salaries and payroll costs were $243,000 as compared to $131,000 for Fiscal 1996, an increase of $112,000, or 85%. The increase was attributable to higher payroll taxes and higher non-officer salaries. For Fiscal 1997, consulting fees were $985,000 as compared $319,000 for Fiscal 1996, an increase of $666,000, or 209%. The increase was primarily due to the adoption of FASB Statement 123 which valued common stock warrants granted to investment banking consultants at $379,000. The increase in consulting fees was also attributable to several new consulting agreements entered during Fiscal 1997 to assist the Company in raising more equity capital. Directors' fees declined $38,000, or 70%, in Fiscal 1997 due to the absence of common stock granted to the outside directors in Fiscal 1996.
Professional fees increased $82,000, or 55%, in Fiscal 1997 due to higher legal fees.

     For Fiscal 1997, marketing expenses were $123,000 as compared to none for Fiscal 1996 as a result of marketing activities associated with the sale of Global's SIR units in China. Travel expenses increased $91,000, or 25%, in Fiscal 1997 also due to activities associated with the sale of Global's SIR units in China and travel resulting from efforts to raise equity capital.
Other operating expenses were $366,000 for Fiscal 1997 as compared to $269,000 for Fiscal 1996, and increase of $97,000, or 36%. The increase was primarily attributable to higher advertising costs and filing fees.







Liquidity and Capital Resources

     At July 31, 1997, the Company had working capital of $1,412,000 (including a cash balance of $1,688,000) as compared to working capital of $924,000
(including a cash balance of $1,173,000) at July 31, 1996. The working capital increase of $488,000 largely reflects the sale of 2,625,000 shares of Sigma
Alpha common stock for $4,725,000 net of commissions, partially offset by operating expenses and the provision for write-down of assets and other accruals, which reduced working capital by $614,000.

     As of October 17, 1997, the Company maintained a cash balance of $760,000.
Management is aware that additional funding will be required within the next three months in order to achieve its primary objectives. In addition to the estimated $6,000,000 that will be required to purchase GAC, the Company expects that approximately $1,500,000 will be required to complete the first generation of the Digital Voice Paging System. Upon commercialization of the Digital
Voice Paging System, the Company expects that at least $20 million will be required in the second half of calendar 1998 to fund production and marketing of Digital Voice Pagers.

     The Company is actively trying to raise the required funds.  Effective
August 18, 1997, the Company filed a registration statement to register
5,000,000 shares of the Company's common stock at $2.00 per share.  In October
1997, the Company chose to decline all subscriptions tendered to purchase its common stock under the registration statement. The Company has undertaken efforts to raise additional equity capital through alternate sources.

    	The Company's ability to achieve its plan of operations is dependent on its ability to secure sufficient proceeds from financing efforts. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. In addition, management is aware that there can be no assurances that the Digital Voice Pager will be developed into a commercially viable product or that the Company will be able to negotiate a definitive acquisition agreement acceptable to the Company and GAC's shareholders.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 7.





                                   17









                          SIGMA ALPHA GROUP, LTD.

                       INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

          A.   Independent Auditors' Report                       F-1

          B.   Consolidated Balance Sheets at July 31, 1997
                and 1996                                          F-2 to F-4

          C.   Consolidated Statements of Operations for the
                years ended July 31, 1997 and 1996                F-5

          D.   Consolidated Statements of Stockholders' Equity
                for the years ended July 31, 1997 and 1996        F-6 to F-9

          E.   Consolidated Statements of Cash Flows for the
                years ended July 31, 1997 and 1996                F-10 to F-11

          F.   Notes to Consolidated Financial Statements         F-12 to F-26














































                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sigma Alpha Group, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Sigma Alpha
Group, Ltd. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Alpha Group, Ltd. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    s/COGEN SKLAR LLP
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
October 16, 1997
















                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1997 AND 1996
                          (Rounded to Nearest Thousand)


                                                 1997               1996
                                               __________       __________
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $1,688,000       $1,173,000
  Inventory                                        78,000          119,000
  Prepaid expenses and other current assets        20,000           20,000
                                                _________        _________
                                                1,786,000        1,312,000
                                                _________        _________

PROPERTY AND EQUIPMENT, NET                        48,000           80,000
                                                _________        _________

OTHER ASSETS
  Goodwill                                         42,000           58,000
  Patent                                           22,000            9,000
                                                _________        _________
                                                   64,000           67,000
                                                _________        _________

TOTAL ASSETS                                   $1,898,000       $1,459,000
                                                =========        =========

















The accompanying notes are an integral part of these consolidated financial Statements.
                                    F-2

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              JULY 31, 1997 AND 1996
                           (Rounded to Nearest Thousand)


                                                  1997              1996
                                               ___________        _________

                     LIABILITIES


CURRENT LIABILITIES
  Loan payable                                    $  -             $ 16,000
  Accounts payable - trade                         190,000          231,000
  Accrued taxes, other than income taxes            52,000            7,000
  Accrued wages - officers                          21,000           40,000
  Accrued expenses and other current
   liabilities                                     111,000           94,000
                                                 _________        _________
TOTAL LIABILITIES                                  374,000          388,000
                                                 _________        _________

COMMITMENTS AND CONTINGENCIES

























The accompanying notes are an integral part of these consolidated financial Statements.
                                      F-3

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           JULY 31, 1997 AND 1996
                        (Rounded to Nearest Thousand)

                                                   1997             1996
                                                 ________         _______

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 0 shares at July 31, 1997 and
   178,000 shares at July 31, 1996                   -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at July 31,
   1997 and 1996                                     1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 109,000 shares; issued and
   outstanding, 0 shares at July 31, 1997 and
   97,000 shares at July 31, 1996                    -                -

  ADDITIONAL PAID-IN CAPITAL                     3,321,000        4,690,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 18,907,000 shares at July 31, 1997 and
 14,809,000 at July 31, 1996                        19,000           15,000

  WARRANTS OUTSTANDING                             428,000            2,000

  ADDITIONAL PAID-IN CAPITAL                    22,313,000       16,471,000

ACCUMULATED DEFICIT                            (24,558,000)     (20,108,000)
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       1,524,000        1,071,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,898,000      $ 1,459,000
                                                ==========       ==========


The accompanying notes are an integral part of these consolidated financial Statements.
                                   F-4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED JULY 31, 1997 AND 1996
                            (Rounded to Nearest Thousand)
                                                1997         1996
                                             __________   _________
SALES                                        $  348,000   $    -
COST OF SALES                                   314,000        -
                                             __________    _________
GROSS PROFIT                                     34,000        -
                                             __________    _________
OPERATING EXPENSES:
  Officers' compensation                      1,022,000      540,000
  Other salaries and payroll costs              243,000      131,000
  Consulting fees                               985,000      319,000
  Directors' fees                                16,000       54,000
  Professional fees                             230,000      148,000
  Marketing expenses                            123,000        -
  Research and development                      445,000      434,000
  Travel                                        449,000      358,000
  Provision for write-down of assets and
   other accruals                               687,000        -
  Other                                         366,000      269,000
                                              _________    _________
TOTAL OPERATING EXPENSES                      4,566,000    2,253,000
                                              _________    _________
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER
 INCOME (EXPENSE) AND EXTRAORDINARY GAIN     (4,532,000)  (2,253,000)
                                              _________    _________
OTHER INCOME (EXPENSE)
 Royalties                                        2,000        2,000
 Interest income                                 80,000       21,000
 Interest expense                                 -          (21,000)
                                              _________    _________
                                                 82,000       (2,000)
                                              _________    _________

LOSS BEFORE EXTRAORDINARY GAIN               (4,450,000)  (2,251,000)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT      -           62,000
                                              _________    _________
NET LOSS                                    $(4,450,000) $(2,189,000)
                                              =========    =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       17,519,000   13,848,000

NET LOSS PER COMMON SHARE
 Net loss before extraordinary gain         $     (0.25)  $    (0.16)
 Extraordinary gain on extinguishment of debt      -            -
                                              _________    _________
NET LOSS PER COMMON SHARE                    $    (0.25)  $    (0.16)
                                              =========    =========

The accompanying notes are an integral part of these consolidated financial Statements.
                                    F-5

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               YEARS ENDED JULY 31, 1997 AND 1996
                                 (Rounded to Nearest Thousand)

                                          COMMON STOCK
                  ____________________________________________________________

                                         COMMON                    ADDITIONAL
                    NUMBER OF             STOCK       WARRANTS      PAID-IN
                     SHARES    AMOUNT   SUBSCRIBED   OUTSTANDING    CAPITAL
                   __________  _______  __________   ___________   __________
BALANCES,
 AUGUST 1, 1995    12,837,000  $13,000  $1,499,000        $-       $12,664,000
Year ended
 July 31, 1996
  Issuance of
   common stock:
    Under
     subscription,
     agreement        850,000    1,000  (1,499,000)        -         1,498,000
    Under
     underwriting
     agreement         33,000    -           -             -           100,000
    Interest            9,000    -           -             -             1,000
    Directors fees    200,000    -           -             -            50,000
    Warrant
     Exercise, net
     of commission
     of $42,000       880,000    1,000       -             -         2,158,000
    Warrants issued
     For services       -        -           -             2,000         -
                   __________   ______   _________    __________   ___________

BALANCES,
JULY  31, 1996     14,809,000  $15,000   $    -           $2,000   $16,471,000





The accompanying notes are an integral part of these consolidated financial Statements.

                                      F-6

                            SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY
                               YEARS ENDED JULY 31, 1997 AND 1996
                                 (Rounded to Nearest Thousand)

                                     COMMON STOCK
                   ___________________________________________________________
                                         COMMON                   ADDITIONAL
                    NUMBER OF             STOCK       WARRANTS     PAID-IN
                     SHARES    AMOUNT   SUBSCRIBED   OUTSTANDING   CAPITAL
                   __________  ______   __________   ___________  __________
BALANCES,
 JULY 31, 1996     14,809,000  $15,000  $    -          $  2,000  $16,471,000
Year ended
 July 31, 1997:
  Issuance of
   common stock     2,625,000    3,000       -             -        5,247,000
  Commissions           -        -           -             -         (525,000)
  Officer's
   compensation     1,255,000    1,000       -             -          199,000
  Consulting fees      32,000    -           -             -           65,000
  Preferred Series
   A conversion       178,000    -           -             -          882,000
  Settlement of
   lawsuit              8,000    -           -             -           18,000
  Warrants issued
   for cash             -        -           -             3,000        -
  Warrants issued
   for services         -        -           -           423,000      (44,000)
                   __________   ______   _________   ___________    __________

BALANCES,
 JULY 31, 1997     18,907,000  $19,000  $    -          $428,000   $22,313,000
                   ==========   ======   =========   ===========    ==========

                               ACCUMULATED DEFICIT
                               ___________________
BALANCE, AUGUST 1, 1995        $(17,919,000)
Net loss                         (2,189,000)
                                ___________

BALANCE JULY 31, 1996           (20,108,000)
Net loss                         (4,450,000)
                                ___________

BALANCE JULY 31, 1997          $(24,558,000)
                                ===========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.
                                    F-7

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED JULY 31, 1997 AND 1996
                            (Rounded to Nearest Thousand)

                                  PREFERRED STOCK "SERIES A"
                               ___________________________________
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN
                                SHARES       AMOUNT       CAPITAL
                               ________      _______      ________
BALANCES, AUGUST 1, 1995 AND
 JULY 31, 1996                  178,000     $   -        $ 882,000
Year ended July 31, 1997:
 Conversion to common stock    (178,000)        -         (882,000)
                               ________      _______      ________
BALANCES, JULY 31, 1997            -         $   -        $   -
                               ========      =======      ========

                                    PREFERRED STOCK "SERIES B"
                                 __________________________________
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 _________     _______      ________
BALANCES, AUGUST 1, 1995          726,000     $  1,000     $3,628,000

Year ended July 31, 1996
 Issuance of preferred stock
  for conversion of debt           15,000        -             77,000
 Repurchase of shares for
  retirement                      (77,000)       -           (385,000)
                                 ________      _______      _________

BALANCES, JULY 31, 1996 AND 1997  664,000     $  1,000     $3,321,000
                                 ========      =======      =========

[FN]
The accompanying notes are an integral part of these consolidated financial statements.
                                         F-8

                        SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEARS ENDED JULY 31, 1997 AND 1996
                             (Rounded to Nearest Thousand)


                                       PREFERRED STOCK "SERIES C"
                                  _____________________________________
                                                             ADDITIONAL
                                  NUMBER OF                   PAID-IN
                                   SHARES       AMOUNT        CAPITAL
                                 ________      _______      __________
BALANCES, AUGUST 1, 1995          109,000     $   -        $  544,000

Year ended July 31, 1996
 Repurchase of shares for
   retirement                     (12,000)        -           (57,000)
                                 ________      _______      _________

BALANCES, JULY 31, 1996            97,000         -           487,000

Year ended July 31, 1997
  Repurchase of shares for
   retirement                     (97,000)        -          (487,000)
                                 ________      _______      _________

BALANCES, JULY 31, 1997             -         $   -        $    -
                                 ========      =======      =========



















The accompanying notes are an integral part of these consolidated financial statements.
                                          F-9

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED JULY 31, 1997 AND 1996
                                 (Rounded to Nearest Thousand)

                                             1997            1996
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(4,450,000)    $(2,189,000)
 Adjustments to reconcile net loss
  to net cash flows used in operating
  activities:
   Provision for write-down of assets
    and other accruals                       687,000           -
   Extraordinary gain on extinguishment
    of debt                                    -             (62,000)
   Depreciation  of property and
    equipment and amortization of
    goodwill and patent                       46,000          34,000
   Amortization of unearned compensation       -               8,000
   Issuance of common stock for:
    Directors fees                             -              50,000
    Officer compensation                     200,000           -
    Consulting fees                           65,000           -
    Settlement of lawsuit                     18,000           -
   Issuance of warrants for services         379,000           2,000
(Increase) decrease in:
  Receivable from underwriting                 -             198,000
  Accounts receivable                       (143,000)          -
  Inventory                                 (472,000)       (119,000)
  Prepaid expenses and other current
   assets                                    (26,000)        (13,000)
 Increase (decrease) in:
  Accounts payable                            65,000         107,000
  Taxes, other than income taxes              45,000         (56,000)
  Accrued wages - officers                   (19,000)         40,000
  Accrued expenses and other current
   liabilities                               (23,000)         (2,000)
                                           _________       _________
 Net cash used in operating activities    (3,628,000)     (2,002,000)
                                           _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent and trademark                (16,000)        (10,000)
 Purchase of equipment                       (66,000)        (71,000)
                                           _________         _______
 Net cash used in investing activities       (82,000)        (81,000)
                                           _________         _______




The accompanying notes are an integral part of these consolidated financial statements
                                    F-10

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED JULY 31, 1997 AND 1996
                          (Rounded to Nearest Thousand)

                                               1997         1996
                                             _________   __________
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable                     -           16,000
 Repayment of loans payable                    (16,000)       -
 Proceeds from issuance of common stock      5,250,000    2,300,000
 Commission on issuance of common stock       (525,000)     (41,000)
 Repurchase of Preferred Series B stock          -         (385,000)
 Repurchase of Preferred Series C stock       (487,000)     (57,000)
 Proceeds from issuance of warrants              3,000        -
                                             _________    _________
 Net cash provided by financing activities   4,225,000    1,833,000
                                             _________    _________

NET CHANGE IN CASH AND EQUIVALENTS             515,000     (250,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR      1,173,000    1,423,000
                                             _________    _________

CASH AND EQUIVALENTS, END OF YEAR           $1,688,000   $1,173,000
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the year:
   Interest                                 $    -       $   21,000

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Series B Preferred Stock issued for
   conversion of debt                       $    -       $   77,000
  Common stock issued for conversion
   of debt                                  $    -       $    1,000
  Common stock issued for retirement
   of Series A Preferred Stock              $  882,000   $    -
  Common stock warrants issued for
   legal costs of preparing
   registration statement                   $   44,000   $    -

The accompanying notes are an integral part of these consolidated financial statements

                                    F-11

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1997 AND 1996


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Sigma Alpha Group, Ltd. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania in February 1988 and commenced operations in June 1989, as the successor-in-interest of Sigma Sound Studios, Inc. ("Sigma Sound") a recording studio owned and operated by the former Chairman of the Company. In 1987, Sigma Sound purchased the assets of Alpha International Recording Studios, Inc. ("Alpha International"), a recording studio owned and operated by the Company's Chief Executive Officer and current Chairman of the Board.

The Company became publicly held upon its merger in January 1991 with Fabulous Mergers, Inc., an inactive public company incorporated in Nevada. Pursuant to the terms of the merger, Fabulous Mergers, Inc., as the surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In 1995, the Company changed its name to Sigma Alpha Group, Ltd.

In April 1995, the Company acquired an 80% interest in Global
Telecommunications of Delaware, Inc. ("Global"), an entity which was formed to complete development of a Digital Voice Pager ("Digital Voice Pager") technology. During 1996, management discontinued its plans to reestablish its music industry operations and changed its business activities to focus exclusively on the development and commercialization of wireless telecommunication products which utilize radio frequencies transmitted by FM radio stations.

During the year ended July 31, 1997, Global began selling its first product, a stock information receiver ("SIR"), in China. The SIR is a radio receiver designed to receive a scrambled analog FM radio signal transmitted by an FM radio station's transmitter over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is transmitted by Chinese radio stations. However, the Company has discontinued manufacturing the first generation of SIR units due to certain locking problems that affected a percentage of such units. See Note 3 for further information regarding a provision for write-down of assets and other accruals related to the SIR program.

The Company's current plan of operations largely consists of the development of its Digital Voice Pager technology and the subsequent marketing of Digital Voice Paging Systems to developing nations. Completion of a production ready prototype of the first generation of the Digital Voice Pager is expected within the next twelve months. The Company will require additional funds to carry out this plan of operations. Management believes that the Company has available sources to carry out the plan of operations and to fund its operating expenses during the year ended July 31, 1998.

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JULY 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
___________________________
The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
________________
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
____________________________
The Company maintains its cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Company or the Securities Investor Protection Corporation up to $100,000. During the year the Company may have cash balances in these institutions in excess of these limits. At July 31, 1997, balances were in excess of insurable amounts by approximately $1,556,000.

Estimates
_________
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
___________________________________
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accounts payable, and accrued expenses. These balances, as presented in the financial statements as of July 31, 1997 and 1996, approximate their fair value because of their short maturities.

Inventory
_________
Inventory is stated at the lower of cost or market determined on a first-in, first-out basis and consists of component parts for the SIR. The Company recorded a write-down of the SIR inventory to its net realizable value in the year ended July 31, 1997 (see Note 3).

Property and Equipment
______________________
Property and equipment are recorded at cost. Fixtures and equipment are depreciated primarily using the declining balance and straight line methods over the estimated useful lives of 3 to 10 years.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1997 AND 1996

Goodwill
________
The Company amortizes goodwill on a straight-line basis over a 5 year period. Goodwill in the consolidated financial statements relates to the Company's
1995 acquisition of an 80% interest in Global.   Amortization recorded was
$16,000 in each of the years ended July 31, 1997 and 1996. Accumulated amortization was $38,000 and $22,000 at July 31, 1997 and 1996, respectively.

Patent
______
Global has filed patent applications for its Voice Pager technology in the United States and numerous foreign countries. The costs of its patent applications are amortized on a straight line basis over a 5 year period. Amortization recorded was $3,000 and $1,000 in the years ended July 31, 1997 and 1996, respectively. Accumulated amortization was $4,000 and $1,000 at July 31, 1997 and 1996, respectively.

Research and Development Expenses
_________________________________
Research and development expenditures are expensed as incurred and totaled approximately $445,000 and $434,000 for the years ended July 31, 1997 and 1996, respectively.

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

Net Loss Per Share
__________________
Net loss per share is based upon the weighted average number of shares outstanding without assumed conversion of common stock warrants and options, both of which are considered to be common stock equivalents, because the effect on net loss per share would be anti-dilutive.

Accounting for Stock-Based Compensation
_______________________________________
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1997 AND 1996


Effective August 1, 1996, the Company implemented Financial Accounting Standards Board ("FASB") Statement 123, "Accounting for Stock-Based Compensation," which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the year ended July 31, 1997. Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to Statement 123 for options issued to employees. See Note 9.

Recently Issued Accounting Pronouncements
_________________________________________
During February 1997, the FASB issued Statement 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required "primary" EPS with a presentation of "basic" EPS. For entities with complex capital structures, the statement requires the dual presentation of both "basic" EPS and "diluted" EPS on the face of the statement of operations. Under this new standard, "basic" EPS is computed based on weighted average shares outstanding and excludes any potential dilution. "Diluted" EPS reflects potential dilution from the exercise or conversion of securities into common stock and is similar to the currently required "fully diluted" EPS. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Adoption of Statement 128 is not expected to have a material effect on the Company's loss per share.

During June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of Statement 130 are effective for fiscal years beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended July 31, 1999.

During June 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of Statement 131 are effective for periods beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended July 31, 1999.

Reclassifications
_________________
Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                 SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1997 AND 1996


NOTE 3 - PROVISION FOR WRITE-DOWN OF ASSETS AND OTHER ACCRUALS

On October 15, 1997 the Company's Board of Directors determined that it was necessary to record a special charge of $687,000 as a provision for write-down of assets and other accruals relating to the Company's decision to temporarily suspend activities directed toward development, production and sale of Global's Stock Information Receiver ("SIR"), a product developed for certain Chinese radio stations. The Company concluded that its limited capital resources would not allow for the continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Voice Pager technology. The Company is currently evaluating several strategic alternatives for the SIR program; however, it is more likely than not that the Company will incur significant losses on the SIR program regardless of which alternative is selected. As a result, the Company recorded a pretax provision for loss of $687,000 in the quarter ended July 31, 1997. There was no tax benefit recognized as a result of recording the provision due to the Company's tax position (see Note 6). The components of the provision are as follows:

      Write-down of assets:
        Inventory                               $ 513,000
        Accounts receivable (net)                  37,000
        Fixed assets (net)                         73,000
        Prepaid expenses and other
         current assets                            26,000
      Accrual for loss on purchase commitments     38,000
                                                _________
      Total provision                           $ 687,000
                                                _________

NOTE 4  - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        July 31          July 31
                                          1997            1996
                                        _______          _______
     Equipment                         $ 87,000         $ 92,000
     Molds                                -               28,000
     Automotive equipment                18,000           18,000
     Furniture and fixtures              11,000           11,000
     Equipment under capital lease       64,000           64,000
                                        _______          _______
                                        180,000          213,000
     Less accumulated depreciation      132,000          133,000
                                        _______          _______
                                       $ 48,000         $ 80,000
                                        =======          =======

Depreciation expense was $26,000 for the year ended July 31, 1997 and $17,000 for the year ended July 31, 1996.

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 31, 1997 AND 1996


NOTE 5 - LOAN PAYABLE

The loan payable had no terms of repayment or interest. The loan was repaid in full in September 1996.

NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended July 31, 1997 and 1996 due to the following:

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

     The components of the net deferred tax assets are as follows:

                                           1997              1996
                                        _________          _________
     Net operating loss carryforwards  $8,725,000         $7,113,000
     Research and development             275,000             30,000
     Contribution carryforwards             6,000              6,000
     Incorporation costs                    -                  1,000
     Valuation allowance               (9,006,000)        (7,150,000)
                                        _________          _________

                                       $    -             $    -
                                        =========          =========

The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock, options and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation. Also, in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

At July 31, 1997 the Company had net operating loss carryforwards of approximately $24,236,000, which if not used will expire primarily during the years 2005 through 2012. The Company also has a research and development credit carryforward of $6,000 and a contribution carryforward of $16,000 as of July 31, 1997.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1997 AND 1996


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
______
Most of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and automobiles. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses.

The following is a schedule of future minimum rental payments for all non-cancelable operating leases that have initial or remaining lease terms in excess of one year at July 31, 1997:

                       Year Ending
                         July 31,
                       ___________

                         1998                  $48,000
                         1999                   37,000
                         2000                    5,000
                                               _______

                                               $90,000
                                               =======

Rent expense for operating leases in the years ended July 31, 1997 and 1996 was $49,000 and $64,000, respectively.

Employment Agreements
_____________________
Effective in April 1991, the Company agreed to pay the Chairman an annual salary of $250,000, increasing 10% per year cumulatively, plus annual bonuses equal to 5% of pretax income and certain fringe benefits, through the year 2001. Upon his death or disability, the Company is to pay his annual salary for the lesser of eight years or the balance of the term, or, upon termination without cause or resignation for "good reason," his annual salary plus certain fringe benefits for four years or the balance of the term. On November 14, 1995, the Chairman's agreement was extended 5 years to the year 2006 by the Board of Directors. On July 22, 1996, the Board of Directors authorized a 15% increase in the Chairman's salary and a provision to increase his bonus from 5% of pretax income to 10%.

Effective in February 1997, the Company hired a Vice President of Finance and Chief Accounting Officer (" VP of Finance") to replace the former Chief Accounting Officer and agreed to pay the VP Finance $90,000 per year for three months increasing to $95,000 per year after the three months and increasing

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


5%, 6% and 7% cumulatively and respectively for each of the three years, plus certain fringe benefits. As consideration for entering into the agreement the Company will issue the VP of Finance 5,000 shares of the Company's restricted common stock two years from the date of the agreement, provided that the VP of Finance has not terminated employment prior to that time. The fair market value of the stock at the date of grant was approximately $12,000. For the year ended July 31, 1997, the Company accrued approximately $3,000 for the amount vested in the stock as of the year end. Additionally, the Company issued the VP of Finance options to purchase 25,000 shares of common stock at the market price as of the date of the commencement of his employment, and minimum options after each year of employment to purchase 10,000 shares of common stock at the market price on the anniversary date of the agreement. The options remain in effect for two years from the date of the grant.

Effective in July 1997, the Company hired a Senior Vice President and Chief Operating Officer ("COO") and agreed to pay the COO $125,000 per year increasing 5%, 6% and 7% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued the COO options to purchase 350,000 shares of common stock at a price of $2.00 per share, the market price on the date the COO's employment with the Company commenced. The options vest over a three year period and remain in effect for ten years from the date of the grant.

Effective in October 1997, the Company hired a President and agreed to pay him $240,000 per year increasing 9%, 10% and 10% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued the President options to purchase 500,000 shares of common stock at a price of $2.00 per share, the market price on the date the President's employment with the Company commenced. The options vest over a three-year period and remain in effect for ten years from the date of the grant. The President also is entitled to annual bonus options to purchase 100,000 shares of common stock at the market price on the anniversary date of the agreement. The bonus options vest immediately upon grant and remain in effect for ten years from the date of the grant.

Separation Agreement
____________________
As of April 27, 1995, the Company entered into a Separation Agreement with the former Chairman of the Board of Directors of the Company (the "Former Chairman"). The Company was released of all obligations, claims and debts due the Former Chairman. These obligations, claims and debts were assumed by a third party (the "Third Party") in consideration for $61,000 in cash and 395,000 shares of the Company's Series B Preferred Stock valued at $1,977,000. In addition, the Third Party agreed to purchase the Former Chairman's 1,740,063 shares of the Company's common stock. In accordance with the terms of the Separation Agreement, the Company agreed to pay to the Former Chairman up to $2,000 per week until such time that these obligations are paid to the Former Chairman by the Third Party (currently estimated to be December 31, 1997).

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1997 AND 1996


The compensation paid by the Company to the Former Chairman was $17,750 and $18,750 in the years ended July 31, 1997 and 1996, respectively. In addition, $61,750 has been accrued as of July 31, 1997, which represents the estimated maximum liability to the Former Chairman in the event that the Third Party fails to perform.

Development Agreements
______________________
The Company does not currently have internal research and development capabilities. Therefore, it relies on contractual relationships with third party engineering and development firms to develop the Company's products to its specifications. Generally, such contracts provide for payments to be made by the Company on a time and material basis. On large contracts, a maximum limit typically is placed on the amount the Company will be required to pay. However, periodic modifications to such contracts may increase the maximum amount to be paid by the Company. As of July 31, 1997, there were two significant development contracts outstanding under which the Company had paid an aggregate of $690,000 against contract limits aggregating $929,000. Management expects to continue its development work under such contractual arrangements.

Legal Proceedings
_________________
As of July 31, 1997, the Company had several judgments outstanding against it related to accounts payable and taxes payable, the aggregate amount of which is not material. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments.

In September 1997, Global Telecommunications of Delaware, Inc. ("Global") the Company's 80 percent owned subsidiary, was served with a Summons and Complaint. The Complaint seeks specific performance of a contract and plaintiff claims they are entitled to receive approximately $106,000 from Global. Global has filed an answer to the complaint denying complainant's right to receive any monetary compensation.

In August 1996, the Company was served with a Summons and Complaint. The Complaint sought specific performance of a contract and entitled the plaintiff to receive 15,000 shares of the Company's common stock or alternatively $66,000. In May 1997, the Company's Board of Directors authorized the issuance of 7,500 shares of its restricted common stock valued at $18,000 to the Plaintiff in settlement of this complaint. These shares were subsequently registered in the Company's registration statement dated August 18, 1997.

NOTE 8 - RELATED PARTY TRANSACTIONS

Effective April 1, 1993, the Company entered into a three year agreement with a consultant who is also a stockholder of the Company. The consultant received 350,000 shares of the Company's common stock, and consulting fees of $2,500 per week. Since then, the consultant's fees have increased to $5,000 per week and the contract has been extended to 1999. As of July 31, 1997 all payments due the consultant were current. As of July 31, 1996 the balance due the consultant was approximately $34,000.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1997 AND 1996


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
_______________
The Company is authorized to issue 2,000,000 shares of preferred stock, $.001 par value, in one or more series. On August 17, 1993, the Board of Directors designated 750,000 shares as Series A, $5 convertible preferred stock with preferences over common as to dividends and liquidation. During the year ended July 31, 1995, the Company issued 178,000 of such shares to stockholders and certain trade creditors in consideration for professional services ($15,000) and conversion of debt ($867,000). On August 31, 1996, each share of Series A preferred stock was converted into one share of common stock.

On March 16, 1995, the Board of Directors designated 800,000 shares of
Series B, $5 convertible preferred stock to have preference over common stock and Series A preferred stock as to dividends and liquidation. The Company issued to one investor 741,000 shares of the Series B preferred stock in consideration for the investor assuming $3,706,000 of debt of the Company. Pursuant to the terms of the Series B preferred stock which required the Company to pay 3% of the debt assumed, the Company paid to the investor an aggregate amount of $115,000 in cash. During the year ended July 31, 1996, the Company repurchased approximately 77,000 shares of Preferred Series B for approximately $385,000. As a result, the investor returned approximately $12,000 in cash to the Company for three percent of the debt assumed on the 77,000 shares repurchased. On September 2, 1997, the Company redeemed the remaining 664,000 shares of Series B preferred stock for the Company's common stock on a two for one basis, or an aggregate of 1,328,000 common shares.

On June 7, 1995, the Board of Directors designated 109,000 shares of Series C, $5 Convertible Preferred Stock to have preference over common stock and Series A and Series B preferred stocks for dividends and liquidation. The Company issued to the Chairman of the Company 109,000 shares of Series C preferred tock in consideration for $544,000 of deferred compensation. During the year ended July 31, 1996, the Company retired approximately 12,000 shares of Series C preferred stock for approximately $57,000. During the year ended July 31, 1997, the Company retired the remaining 97,000 shares of Series C preferred stock for $536,000, of which $49,000 was reflected as additional compensation to the Chairman pursuant to the terms of the Series C preferred stock agreement.

Common Stock
____________
In November 1995, the Company sold 33,334 shares if its common stock under a subscription agreement at a price of $3.00 per share.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 31, 1997 AND 1996


In November 1995, the Company's Board of Directors authorized a 33% increase in the Chairman's stock position upon the next substantial receipt of funding. In August 1996, the Board approved the issuance of 1,250,000 shares of restricted common stock for the Chairman's equity financing efforts. The shares were valued at $188,000, or $.15 per share, by an independent expert. The valuation discount compared to market value principally reflects the significant restrictions placed on the Chairman's ability to resell the shares.

In January 1996, 100,000 shares of the Company's common stock were issued to each of the two outside members of the Board of Directors valued at $50,000 in recognition of services.

Pursuant to a registration statement dated September 6, 1996 which registered 2,500,000 shares of the Company's common stock at $2.00 per share, the Company raised $4,490,000, net of commissions, during the year ended July 31, 1997.

On February 18, 1997, the Board of Directors authorized the issuance of 32,600 shares of the Company's common stock with a fair market value of $65,000 to be issued to a consultant in consideration for services rendered to the Company.

On February 18, 1997, the Board of Directors authorized the issuance of 5,000 shares of the Company's common stock with a fair market value of $12,000 to be issued to the former Chief Accounting Officer of the Company in lieu of the 5,000 shares of the Company's common stock forfeited under the terms of his employment contract as a result of his leaving Sigma Alpha prior to completing two years of service.

In June 1997, the Company sold 125,000 unregistered shares of its common stock for $235,000, net of commissions. These shares were subsequently registered in the Company's registration statement dated August 18, 1997.

Warrants
________
From time to time, the Board of Directors of the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above.

In December 1995, the Company issued warrants to purchase 400,000 shares of its common stock at a price of $2.50 per share. Such warrants were exercised at that time generating $1,000,000 in capital for the Company.

In December 1995, the Company issued warrants to purchase 1,666,667 shares of its common stock at a price of $2.50 per share. Of these warrants, 480,000 were exercised during the year ended July 31, 1996 generating $1,158,000 (net of Commissions) in capital for the Company. The remaining 1,186,667 warrants expired in August 1996.

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


In December 1995, the Company issued to a consultant warrants to purchase 10,000 shares of the Company's common stock for $.01 per share in consideration for services rendered to the Company valued at $2,000. This warrant expires December 15, 1997.

Effective August 1, 1996, the Company adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 0%, and a risk-free interest rate of 5.5%. The following is a detailed list of the Company's common stock warrants issued during the year ended July 31, 1997.

     - In August 1996, the Company issued to its SEC counsel warrants to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share in consideration for services rendered. These Warrants expire on August 31, 1999. The Black-Scholes model valued these warrants at $44,000.

     - On December 16, 1996, the Company issued to its investment banker warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share in consideration for $3,000 and services rendered. These warrants expire in December 2001. The Black-Scholes model valued these warrants at $294,000.

     - On February 5, 1997, the Company issued to a consultant warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $3.00 per share in consideration for $3,000 and services rendered. These warrants expire in February 2001. The Black-Scholes model valued these warrants at $3,000, the consideration paid.

     - On May 1, 1997, the Company issued to a consultant warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $3.50 per share for services to be rendered between May 1, 1997 and October 31, 1997. These warrants expire on April 30, 1998. The Black-Scholes model valued these warrants at zero.

     - On May 1, 1997, the Company issued to a consultant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share for services to be rendered to the Company as Chairman of an advisory board established by the Board of Directors. These warrants expire on May 1, 2002. The Black-Scholes model valued these warrants at zero.

     - On May 8, 1997, the Company issued to a consultant warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.40 per share for services to be rendered to the Company between May 8, 1997 and May 8, 1998. Warrants representing the

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


       consultants right to purchase 250,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on May 8, 2000. The Black-Scholes model valued these warrants at $85,000. Warrants representing the consultants right to purchase the 250,000 share balance become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-Cap Market and expire three years from that date. These warrants were assigned a zero value due to the contingent nature of their issuance.

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

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100,000. The Company has reserved a total of 5,000,000 shares for issuance under the Plan. No options have been granted under this plan through July 31, 1997. The Plan terminates in November 2001, unless terminated earlier by the Board of Directors.

Stock Options
_____________
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. During the years ended July 31, 1997 and 1996, the following stock options were granted:

     - On August 14, 1995, the Company granted the former Chief Accounting Officer the option to purchase 25,000 shares of the Company's common stock at $5.75 per share, the market price on the date of grant. Pursuant to the former Chief Accounting Officer's employment agreement, on August 14, 1996, he was granted options to purchase another 5,000 shares at $2.75 per share, the market price on the date of grant. On March 30, 1997, all 30,000 options previously granted to the former Chief Accounting Officer expired without being exercised pursuant to the terms of his employment contract.

     - On July 22, 1996, the Board of Directors authorized 250,000 options to purchase shares of the Company's common stock at $3.875 per share, which represents the fair market value of the common stock as of that date, to be awarded to each of two outside members of the Board of Directors.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996

     - Also on July 22, 1996, the Board of Directors authorized 500,000 options to purchase shares of the Company's common stock at $3.875 per share, which represents the fair market value of the common stock as of that date, to be awarded to the Chairman of the Company.

     - In November 1996, 16,667 options to purchase the Company's common stock at a price of $15.00 per share expired.

     - On February 10, 1997, 25,000 options were granted to the Company's Vice President of Finance,the terms of which are further described in Note 7.

     - On February 18, 1997, 250,000 options were granted to the Company's Chairman.

     - On February 18, 1997, 50,000 options were granted to each of the two outside members of the Company's Board of Directors.

     - On March 10, 1997, 10,000 options were granted to the Company's Manager of Investor Relations.

     - In July 1997, 350,000 options were granted to the Company's newly hired Senior Vice President and Chief Operating Officer, the terms of which are further described in Note 7.

The following additional stock options have been granted since July 31, 1997:

     - In October 1997, 500,000 options were granted to the Company's newly hired President, the terms of which are further described in Note 7.

The following table summarizes activity for stock options outstanding during the years ended July 31, 1997 and 1996:

                                                              Wtd Avg Price
                               Shares      Price Per Share      Per Share
___________________________________________________________________________

Options Outstanding, 7/31/95     16,667        $15.00            $15.00
  Options granted             1,025,000     $3.88 - $ 5.75       $ 3.92
  Options cancelled               -               -                 -
___________________________________________________________________________
Options outstanding, 7/31/96  1,041,667     $3.88 - $15.00       $ 4.10
  Options granted               740,000     $2.00 - $ 2.75       $ 2.20
  Options canceled              (46,667)    $2.75 - $15.00       $ 8.73
___________________________________________________________________________
Options outstanding, 7/31/97  1,735,000     $2.00 - $ 3.88       $ 3.16
___________________________________________________________________________

                    SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended July 31, 1997 and 1996. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      Year Ended July 31
                                                      1997          1996
                                                  ____________  ____________
Loss before extraordinary gain    As reported     $(4,450,000)  $(2,251,000)
                                  Pro forma       $(5,116,000)  $(3,732,000)

Net loss                          As reported     $(4,450,000)  $(2,189,000)
                                  Pro forma       $(5,116,000)  $(3,670,000)

Net loss per share before         As reported       $(0.25)        $(0.16)
 extraordinary gain               Pro forma         $(0.29)        $(0.27)

Net loss per share                As reported       $(0.25)        $(0.16)
                                  Pro forma         $(0.29)        $(0.27)

NOTE 10 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Company recognized an extraordinary gain on the extinguishment of debt of $62,000 during the year ended July 31, 1996 relating to the settlement of trade payables, taxes payable, and accrued expenses in the aggregate amount of $129,000. The funds used to reduce the Company's outstanding debt were received from equity financing.

NOTE 11 - SUBSEQUENT EVENT

The Company filed a registration statement dated August 18, 1997 to register
5,000,000 shares of the Company's common stock at $2.00 per share.   In October
1997, the Company chose to decline all subscriptions that had been tendered to purchase common stock under the registration statement, and allowed the registration statement to expire. The Company has undertaken efforts to raise additional equity capital through alternative sources.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of all directors and officers of the Company and their positions in the Company:

                                    Position(s)
Name                   Age          with Company            Director Since
____                   ___          ____________            ______________

Peter S. Pelullo       45           Chief                   June 1989
                                    Executive Officer,      (Class Two)
                                    Chairman of the
                                    Board, Chief
                                    Financial Officer
                                    and Director

Michael P. McAndrews   36           President

David C. Bryan         42           Senior Vice
                                    President and
                                    Chief Operating
                                    Officer

James M. Boyd, Jr.     41           Vice President of
                                    Finance and Chief
                                    Accounting Officer


Ernest J. Cimadamore   35           Secretary

John N. D'Anastasio    49           Director                June 1991
                                                            (Class Three)

Robert J. Sannelli     52           Director                June 1991
                                                            (Class Three)


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

     The business experience during the past five years or more of each director and executive officer of the Company is as follows:

     Peter S. Pelullo became President, Chief Executive Officer and Chief Financial Officer of the Company in 1991. In 1995, Mr. Pelullo was appointed as the Company's Chairman of the Board. In October 1997, Mr. Pelullo relinquished the title of President of the Company with the appointment of Michael P. McAndrews to that position. Mr. Pelullo has been involved in the music industry since 1976, when he formed Philadelphia-based Alpha International Recording Studios, Inc. ("Alpha International"). Mr. Pelullo also founded Philly World Records in 1982 to establish domestic and international record distribution networks. Mr. Pelullo created a promotional team which has successfully marketed artists such as Anita Baker, Teddy Pendergrass, Levert, The Whispers, and NEW Edition, and record companies including Capitol Records, Manhattan, EMI, Atlantic and Elektra have subcontracted this team to market their acts. In 1986, Philly World Records was sold to Magnolia Sound, while Alpha International was retained in order to focus on studio operations and the formation of a new record company. Alpha International was merged with Sigma Sound in 1987 creating Sigma Alpha Entertainment Group, Ltd., which became a public company in 1991. Since becoming the Company's Chairman in 1995, Mr. Pelullo has been instrumental in divesting the Company's interests in the recording industry and spearheading its entry into the telecommunications field, while liquidating substantially all of the Company's debt. More recently, he has actively sought to strengthen the Company's senior management team with the addition a new President, Chief Operating Officer and Vice President of Finance.

     Michael P. McAndrews was appointed President of the Company effective October 1, 1997. Prior to joining the Company, Mr. McAndrews had been in several senior marketing positions in Motorola's Two-Way Paging and Cellular Phone divisions since 1992. During his tenure at Motorola, Mr. McAndrews helped conceive and develop a number of wireless communications products, including the StarTAC TM cellular phone and the PageWriter TM 2000 two-way pager. Mr. McAndrews also spent several years in charge of Motorola's cellular phone marketing activities for Japan. In addition to Motorola, Mr. McAndrews has held positions at DuPont and General Electric. Mr. McAndrews holds a bachelors degree in electrical engineering from Princeton University and an MBA from Harvard Business School.

     David C. Bryan was appointed Senior Vice President and Chief Operating Officer of the Company in July 1997. Prior to joining the Company, Mr Bryan spent 18 years with General Atronics Corporation ("GAC"), a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products. In his most recent position, Mr. Bryan was GAC's Director of Business Development. From 1993 to 1997, Mr. Bryan was GAC's Director of Advanced Systems and from 1990 to 1993, he was General Manager of GAC's Electron Tube Operation. Mr. Bryan holds a bachelors degree in electrical engineering from Bucknell University, a masters degree in electrical engineering from Villanova University and an MBA from Temple University.

     James M. Boyd, Jr. was appointed Vice President of Finance and Chief Accounting Officer in February 1997 replacing the Company's former Chief Accounting Officer who resigned to pursue other opportunities. Prior to joining the Company, Mr. Boyd spent 15 years with Sun Company, Inc. ("Sun") a public company engaged in petroleum refining and marketing. Mr. Boyd has extensive experience in financial and external reporting areas including the preparation of annual, quarterly and current reports required to be filed with the Securities and Exchange Commission. In his most recent position, Mr. Boyd managed Sun's Credit Department and, from 1991 to 1996, he managed Sun's worldwide accounting for petroleum inventories. Mr. Boyd was formerly a senior accountant with Price Waterhouse. Mr. Boyd is a certified public accountant in Pennsylvania. He holds a bachelors degree in accounting from the University of Delaware and an MBA from Drexel University.

     Ernest J. Cimadamore became secretary of the Company in 1990. Mr. Cimadamore was employed by Alpha International from 1981 to 1993, where he oversaw marketing sales and promotions of the Company's music products. Mr. Cimadamore attended Temple University, where he studied business.

     John N. D'Anastasio has been the President of D'Anastasio Corp., a real estate development company, since 1986. Mr. D'Anastasio received a Bachelor of Arts Degree in Economics and Accounting from Villanova University.

     Robert J. Sannelli has served since 1986 as director of operations and Vice President of D'Anastasio Corp., a real estate development company of which John D'Anastasio is President. Mr. Sannelli holds a Bachelor of Science Degree in Accounting from Rutgers University, where he graduated Summa Cum Laude.

Significant Employees

     Ying Dong was hired on October 9, 1995 as Controller of the Company. Miss Dong has experience with the Bank of Communication, New York Branch and China National Textile Import and Export Corporation. Miss Dong received a Bachelor of Arts in International Business from Shanghai International Business College in Shanghai, China in 1991. Miss Dong has completed her Masters of Business Administration in Finance from Temple University. Miss Dong is fluent in Mandarin and Shanghainese as native languages.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth cash compensation paid or accrued to the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal years ended July 31, 1997, 1996 and 1995.

                             SUMMARY COMPENSATION TABLE
                                                            Long-term
                                                            Compensation
                                                            __________________
                                                            Awards
                                                            __________________
       (A)            (B)    (C)       (D)        (E)         (F)      (G)
                     Year                     Other Annual Restricted
Name and Principal  Ended   Salary     Bonus  Compensation    Stock   Options
Position           July 31    ($)       ($)       ($)          ($)
__________________   ____  ________   _____  ____________ __________ _______
Peter S. Pelullo     1997   581,000(1)       29,000(4)    188,000    250,000
Chief Executive      1996   389,000(2)       51,000(4)    625,000    500,000
Officer, Chairman    1995   344,000(3)       27,000(4)
of the Board

                                Long-term
                              Compensation
                              ____________
                                 Payouts
                              ____________
       (A)           (B)         (H)              (I)
                     Year
Name and Principal  Ended        LTIP           All Other
Position           July 31       Payouts       Compensation
                                                   ($)
__________________   ____     ____________     ____________
Peter S. Pelullo     1997                      49,000(5)
Chief Executive      1996
Officer, Chairman    1995
of the Board

    (1) During the year ended July 31, 1997, Mr. Pelullo was paid salaries of $480,000, including $22,000 representing the payment of accrued salaries from the prior year. In addition, Mr. Pelullo was paid $106,000 for his accumulated but unpaid vacation pay since the inception of his employment contract with the Company. As of July 31, 1997, accrued compensation due Mr. Pelullo was $17,000.

    (2) During the year ended July 31, 1996, Mr. Pelullo was paid salaries of $365,000. As of July 31, 1997, accrued compensation due Mr. Pelullo was $24,000.

    (3) During the year ended July 31, 1995, Mr. Pelullo was paid $724,000 of which $380,000 represented the payment of accrued salaries from prior
        years.   In July 1995, $544,000 in accrued compensation due Mr. Pelullo was retired in exchange for approximately 109,000 shares of Series C Preferred Stock.

    (4) Other annual compensation for Mr. Pelullo consists of the following:

                                              Year Ended July 31
                                         1997        1996        1995
                                       _______     _______     _______
        Auto expense                   $16,000     $38,000     $16,000
        Travel allowance                 5,000       5,000       5,000
        Health benefits                  8,000       8,000       6,000
                                       _______     _______     _______
        Totals                         $29,000     $51,000     $27,000
                                       _______     _______     _______

    (5) During the year ended July 31, 1997, the Company retired the remaining approximately 97,000 shares of Series C preferred stock for $536,000, of which $49,000 was reflected as additional compensation to the Chairman pursuant to the terms of the Series C preferred stock agreement.

                        Option/SAR Grants in Last Fiscal Year

                                 Individual Grants
                          For the Year Ended July 31, 1997
 (A)                   (B)          (C)            (D)                (E)
                    Number of    % of Total
                   Securities   Options/SARs
                   Underlying    Granted to
                  Options/SARs  Employees in    Exercise or         Expiration
Name               Granted (#)   Fiscal Year  Base Price ($/Sh)        Date
____              ____________  ____________  _________________  ______________
Peter S. Pelullo  250,000 shs.   39%           2.3750            Feb. 18, 2007
                  common stock

David C. Bryan    350,000 shs.   55%           2.0000            July 14, 2007
                  comm. stk.(1)

James M. Boyd,Jr.  25,000 shs.    4%           2.4375            Feb. 10, 1999
                  common stock

    (1) Of Mr. Bryan's options, 50,000 vested upon his employment by the Company. The remaining options vest on the following dates if he is still employed by the Company on such dates:

                  100,000 shares      July 14, 1998
                  200,000 shares      July 14, 1999

                          Aggregated Option/SAR in Last Fiscal Year
                               and FY-End Option/SAR Values

                              For the Year Ended July 31, 1997

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

                  Shares Acquired    Value      Exercisable/    Exercisable/
Name              on Exercise(#)   Realized($)  Unexercisable   Unexercisable
____              _______________  ___________  _____________   ______________
Peter S. Pelullo         0              0       750,000 (1)          0

David C. Bryan           0              0        50,000 (1)          0
                                                300,000 (2)          0

James M. Boyd,Jr.        0              0        25,000 (1)          0

                                               (1) exercisable
                                               (2) unexercisable

Compensation Plans

    With the exception of compensation in the form of certain health, medical and similar benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who have been employed by the Company for three months, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the fiscal years ended July 31, 1997 and 1996, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Cash Compensation" above, except as noted below.

Employment Arrangements

     The Company entered into employment agreements (the "Agreements") with Peter S. Pelullo (the "Executive") on September 1, 1991. The Agreements were effective as of April 11, 1991. Pursuant to the provisions of the Agreements, as amended, which continue for a period of fifteen years (the "Term") unless earlier terminated in accordance with their terms, the Executive is entitled to a base salary, initially $250,000 per year, and a bonus based upon the Company's net profits, if any, an automobile allowance of $1,500 per month, as well as health insurance and other benefits generally available to the Company's executives. The Agreement also provides that, upon termination of the Executive by the Company without cause or the Executive's resignation for "Good Reason" as defined in the Agreement, the Executive will be entitled to receive his base salary plus executive bonuses prescribed by the Agreements for the longer of four years or the balance of the Term. In addition, the
Company shall maintain in full force and effect, for the longer of the four years or the balance of the Term, all employee benefit plans and programs in which the Executive was entitled to participate immediately prior to termination or resignation for Good Reason. For purposes of this provision, "Good Reason" is defined to include (i) a material change in the nature or scope of the Executive's responsibilities, duties or authority, (ii) failure by the Company to comply with the Agreements or to obtain the assumption of the agreements by any successor to the Company, (iii) the removal of the Executive as director of the Company (iv) ill health of the Executive or a member of his family, or any other compelling circumstance, which in the sole discretion of the Executive makes his continued employment impossible or inappropriate; and
(v) a change in control of the Company. In August 1996, the Company's Board of Directors authorized a bonus for Mr. Pelullo in the amount of 1,250,000 shares
of the Company's restricted common stock.   In February 1997, the Board granted
to Mr. Pelullo options to purchase 250,000 shares of the Company's common stock at $2.375 per share, the market price on the date of the grant.

     Effective February 10, 1997, the Company hired James M. Boyd, Jr. as its Vice President of Finance and Chief Accounting Officer to replace the former Chief Accounting Officer. The Company agreed to pay Mr. Boyd $90,000 per year for three months increasing to $95,000 per year after the three months and increasing 5%, 6% and 7% cumulatively and respectively for each of the three years, plus certain fringe benefits. As consideration for entering into the agreement the Company will issue to Mr. Boyd 5,000 shares of the Company's restricted common stock two years from the date of the agreement, provided that Mr. Boyd has not terminated employment prior to that time. Additionally, the Company issued to Mr. Boyd options to purchase 25,000 shares of common stock at $2.4375 per share, the market price as of the date of the commencement of his employment, and minimum options after each year of employment to purchase 10,000 shares of common stock at the market price on the anniversary date of the agreement. The options remain in effect for two years from the date of the grant, except upon termination, in which case Mr. Boyd will have 30 days to exercise the options before they are canceled.

     Effective July 14, 1997, the Company hired David C. Bryan as its Senior Vice President and Chief Operating Officer and agreed to pay Mr. Bryan $125,000 per year increasing 5%, 6% and 7% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued Mr. Bryan options to purchase 350,000 shares of common stock at a price of $2.00 per share. The options vest over a three year period and remain in effect for ten years from the date of the grant.

     Effective October 1, 1997, the Company hired Michael P. McAndrews as its President and agreed to pay him $240,000 per year increasing 9%, 10% and 10% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued to Mr. McAndrews options to purchase 500,000 shares of common stock at a price of $2.00 per share. The options vest over a three year period and remain in effect for ten years from the date of the grant. The President also is entitled to annual bonus options to purchase 100,000 shares of common stock at the market price on the anniversary date of the agreement. The bonus options vest immediately upon grant and remain in effect for ten years from the date of the grant.
Stock Option Plan

     The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock
Option Plan is intended to qualify, in part, as an incentive stock option plan under Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries and certain other persons who are contributing materially to the Company's progress. As of July 31, 1997, no options have been issued under the Stock Option Plan.

     The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a discretionary grant or award under any stock plan of the Company, during one year prior to serving on the committee.

     The Stock Option Plan terminates November 2001, unless terminated sooner by the Board of Directors. A total of 5,000,000 shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify or suspend the Stock Option Plan. The Board of Directors may not, however, without the approval of the stockholders of the Company, (i) increase the maximum number of shares of common stock which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or (v) materially modify the requirements as to eligibility for participation in the Stock Option Plan. Since the adoption of the Stock Option Plan, no options have been granted thereunder.

Committees of the Board

     The Board of Directors has established separate compensation, audit and nominating committees. However, there have been no meetings of such committees as of July 31, 1997.

Compensation of Directors

     Prior to January 1997, outside directors received payments of $200 per month plus reasonable costs and expenses of travel and lodging for attendance at director's meetings. Effective in January 1997, such payments were increase to $1,000 per month. During the year ended July 31, 1997, directors D'Anastasio and Sannelli each received options to purchase 50,000 shares of common stock at a price of $2.375, the market price on the date of the grant.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 17, 1997, certain information with respect to ownership of the Company's common stock by the record and beneficial ownership by each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, and each of the Company's directors and named executive officers, and by all officers and directors as a group. Unless otherwise specified, the individuals listed possess sole voting and investment power with respect to the shares indicated as owned by them.

                                      Amount and
                                      Nature of
                                      Beneficial   Title of   Percent of
Name and Address       Position       Ownership    Class (1)    Class
________________       ________      ___________   ________   __________
Peter S. Pelullo       Director,     5,750,000(2)  Common         27.4%
1341 N. Delaware Ave.  Chairman,
Philadelphia, PA 19125 and Chief
                       Executive
                       Officer

Joseph D. Tarsia       Former        1,740,063(3)  Common          8.6
1341 N. Delaware Ave.  Chairman
Philadelphia, PA 19125 and Treasurer

Kathleen Patten                      2,374,297(4)  Common         11.7
John Patten
5 Saddlehill Road
Far Hills, NJ  07931

Jacob Der Hagopian                   1,500,000     Common          7.4
1341 N. Delaware Ave.
Philadelphia, PA 19125

John N. D'Anastasio     Director       425,000(5)  Common          2.1
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Robert J. Sannelli      Director       425,000(6)  Common          2.1
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

All officers and                     6,800,000(7)   Common        31.2%
directors as a group
(7 persons)

    (1) Based upon an aggregate of 20,234,924 shares of common stock outstanding plus options to purchase common stock, where appropriate.

    (2) Gives effect to options to purchase 750,000 shares of common stock exercisable within 60 days (see "Employment Agreements").

    (3) The Company has been advised by Mr. Tarsia that all of his shares have been sold. However, such shares are still listed on the Company's transfer records as owned by Mr. Tarsia. The Company has been advised that 1,740,063 of such shares are beneficially owned by Kathleen N. Patten (see Note 4 below).

    (4) Reflects Kathleen Patten's ownership of 1,740,063 shares of common stock as set forth in Note 3 above, as well as John Patten's ownership of 631,234 shares of common stock. Mr. and Mrs. Patten disclaim beneficial ownership of each others shares in the Company.

    (5) Gives effect to options to purchase 300,000 shares of common stock exercisable within 60 days.

    (6) Gives effect to options to purchase 300,000 shares of common stock exercisable within 60 days.

    (7) Gives effect to options to purchase 1,550,000 shares of common stock exercisable within 60 days.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1997, the Company signed a letter of intent to acquire 100 percent of the capital stock of General Atronics Corporation ("GAC") and 100 percent of the capital stock of General Atronics Realty Corporation ("GARC") not owned by GAC. The Company's Senior Vice President and Chief Operating Officer, David C. Bryan, owns approximately 3% of the GAC and GARC capital stock the Company plans to buy. Based on the terms of the letter of intent which are equally applicable to all shareholders of GAC and GARC, Mr. Bryan will receive approximately $180,600 and 30,100 shares of the Company's common stock when the acquisition is completed. In addition, Mr. Bryan could receive as much as an additional $180,600 and 30,100 shares of the Company's common stock if GAC meets certain performance targets.

     In February 1997, the Company authorized the issuance of 250,000 stock options to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer, 50,000 options to John N. D'Anastasio, a director of the Company, and 50,000 options to Robert J. Sannelli, a director of the Company. These options are exercisable at a price of $2.375 per share and expire in February 2007.

     In August 1996, the Company authorized the issuance of 1,250,000 shares of restricted common stock to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer, in consideration for services rendered valued at $188,000.

     In July 1996, the Company authorized the issuance of 500,000 stock options to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer, 250,000 options to John N. D'Anastasio, a director of the Company, and 250,000 options to Robert J. Sannelli, a director of the Company. These options are exercisable at a price of $3.875 per share and expire in July 2006.

     In July 1995, the Company authorized the issuance of an aggregate of 108,759 shares of Series C Preferred Stock to the Company's Chairman and Chief Executive Officer, Peter S. Pelullo. In consideration of the issuance of such shares, Mr. Pelullo agreed to retire an aggregate of $543,795 in accrued compensation due him. Pursuant to the terms of the Series C Preferred Stock agreement, the Company redeemed an aggregate of 11,300 shares of Series C Preferred Stock at a price of $5.00 per share through the payment to Mr. Pelullo of a total of $56,500 during the year ended July 31, 1996. The remaining 97,459 shares of Series C Preferred Stock were redeemed by the Company at a price of $5.50 per share through the payment to Mr. Pelullo of a total of $536,019 during the year ended July 31, 1997, of which $48,726 was reflected as additional compensation to Mr. Pelullo.

     The Company entered into a consulting agreement ("Consulting Agreement") for a period of three years commencing April 1, 1993 with Jacob Der Hagopian (the "Consultant"). The Consultant agreed to provide consulting services to the Company in the areas of general corporate finance, business plan development, corporate reorganization, communication, and negotiations. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of its common stock as consideration for Mr. Der Hagopian's entry into the Consulting Agreement and agreed to pay a weekly retainer of $2,500 subject to increases based upon future financing and/or revenues. As of August 1, 1994, the weekly retainer payable to Mr. Der Hagopian was increased to $4,000. The Company has also agreed to reimburse the Consultant for any out of pocket expenses. The Consulting Agreement may be terminated for cause or amended upon the mutual written consent of both parties. If the Company elects to terminate the Agreement, any money due or required to be paid shall be accelerated and payable upon termination. In August 1996, the Company's Board of Directors authorized a three year extension of the Consulting Agreement and a $200 per week increase in Mr. Der Hagopian's consulting fee to $4,200 per week commencing upon receipt by the Company of substantial additional equity, which the Company received. In April 1997, the Board of Directors authorized an $800 per week increase in Mr. Der Hagopian's consulting fee to $5,000 per week.

     In April 1995, the Company acquired 80% of Global Telecommunications of Delaware, Inc. ("Global"). At the time of the acquisition, Global was a newly formed company which had no operating revenues, and its assets consisted principally of technology and design rights associated with a digital voice pager system. The Company acquired its interest in Global from Global Telecommunications, Inc., a New Jersey company owned by Michael Yang, in exchange for 100,000 shares of the Company's common stock and the Company's agreement to issue up to an additional 300,000 shares of the Company's common stock subject to Global achieving specified sales and revenue performance objectives over a five year period. The Global purchase price was negotiated on an arms length basis after considering various factors including projections presented to the Company by Mr. Yang regarding potential results of Global's operations once its products were fully developed and marketed. Prior to August 1997, Michael Yang served as Global's President pursuant to a the terms of a consulting agreement that paid him $8,000 per month. Mr. Yang's position as President of Global and his consulting agreement with Global were terminated in August 1997. As a result, Mr. Yang's relationship to the Company consists only of his ownership (through Global Telecommunications, Inc.) of a 20% interest in Global and 100,000 shares of the Company's restricted common stock.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

3(i)  Articles of Incorporation (a)
3(ii) Bylaws (a)
10.1  Amendment to Employment Agreement between Registrant and Joseph
       Tarsia (b)
10.2 Form of Agreement between Global Telecommunications of Delaware, Inc. and Guangdong Radio Station - Pearl River Stock Market Radio (c)
10.3  Employment Agreement with James M. Boyd, Jr. *
10.4  Employment Agreement with David C. Bryan *
10.5  Employment Agreement with Michael P. McAndrews *
21.1  Subsidiaries of the Registrant
      (i) Global Telecommunications of Delaware, Inc. (80% owned - incorporated in Delaware))
27.1  Financial data schedule *

Incorporated by reference from the Company's (a) Form S-18 Registration Statement on Form S-18 (File No. 32881-NY), (b) Form S-1 Registration Statement on Form S-1 (File No. 33-90344), (c) Reports on Form 8-K dated June 12, 1996, and July 9, 1996.


Reports on Form 8-K

(a) The Company filed a Form 8-K on November 4, 1996. The report disclosed in Item 5, agreements entered with radio stations in China pursuant to which the radio stations agreed to purchase 16,000 SCA Radios.

(b) The Company filed a Form 8-K on December 18, 1996. The report disclosed in Item 5 that the Company entered into a corporate financing agreement with Pennsylvania Merchant Group, Ltd. ("PMG") under which PMG will provide strategic advisory and corporate finance services to the Company for a minimum of one year.

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

Dated: October 29, 1997

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
_________                     _____                         ____

s/Peter S. Pelullo            Chief Executive Officer       October 29, 1997
Peter S. Pelullo              and Chairman of the Board

s/James M. Boyd, Jr.          Vice President of Finance     October 29, 1997
James M. Boyd, Jr.            and Chief Accounting
                              Officer

s/John N. D'Anastasio         Director                      October 29, 1997
John N. D'Anastasio

s/Robert J. Sannelli          Director                      October 29, 1997
Robert J. Sannelli
