Form 10QSB
period 1997-10-31
SIGMA ALPHA GROUP LTD
filed 1997-12-15
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1997

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
                    (Issuer's telephone number)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of December 5, 1997 were 20,244,924.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    October 31, 1997 (unaudited) and
                    July 31, 1997 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the three months ended October 31,
                    1997 and 1996 (unaudited)                    5

                    Consolidated Statement of Stockholders'
                    Equity for the three months ended
                    October 31, 1997 (unaudited)                 6

                    Consolidated Statements of Cash Flows
                    for the three months ended October 31,
                    1997 and 1996 (unaudited)                  7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                    9-10

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                11-12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           13

          Item 2.   Changes in Securities                       13

          Item 3.   Defaults Upon Senior Securities             13

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            13

          Item 5.   Other Events                                13

          Item 6.   Exhibits and Reports on Form 8-K            13

SIGNATURES                                                      14


PART I. - FINANCIAL INFORMATION

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       (Rounded to Nearest Thousand)

                                              October 31,         July 31,
                                                 1997               1997
                                              -----------       ----------
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                        $  667,000        $1,688,000
  Inventory                                       78,000            78,000
  Prepaid expenses and other current assets       19,000            20,000
                                               ---------         ---------
                                                 764,000         1,786,000
                                               ---------         ---------

PROPERTY AND EQUIPMENT, NET                       48,000            48,000
                                               ---------         ---------
OTHER ASSETS
  Goodwill                                        38,000            42,000
  Patent                                          36,000            22,000
                                               ---------         ---------
                                                  74,000            64,000
                                               ---------         ---------

TOTAL ASSETS                                  $  886,000        $1,898,000
                                               =========         =========


















See accompanying notes
                                     3

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (Rounded to Nearest Thousand)
                                              October 31,         July 31,
                                                 1997              1997
                                              -----------      -----------
                                              (Unaudited)        (Audited)
                     LIABILITIES

CURRENT LIABILITIES
  Accounts payable - trade                    $   343,000      $   190,000
  Accrued taxes, other than income taxes           51,000           52,000
  Accrued wages - officers                         22,000           21,000
  Accrued expenses and other current
   liabilities                                    106,000          111,000
                                               ----------       ----------
TOTAL CURRENT LIABILITIES                         522,000          374,000
                                               ----------       ----------
COMMITMENTS AND CONTINGENCIES

                 STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 0 shares at October 31, 1997
   664,000 shares at July 31, 1997.                 -                1,000

  ADDITIONAL PAID-IN CAPITAL                        -            3,321,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 20,235,000 shares at October 31, 1997 and
 18,907,000 at July 31, 1997                       20,000           19,000

  ADDITIONAL PAID-IN CAPITAL                   25,634,000       22,313,000

  WARRANTS OUTSTANDING                            428,000          428,000

ACCUMULATED DEFICIT                           (25,718,000)     (24,558,000)
                                               ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                        364,000        1,524,000
                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   886,000      $ 1,898,000
                                               ==========       ==========

See accompanying notes


                                    4

          SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED)
               (Rounded to Nearest Thousand)
                                       THREE MONTHS ENDED
                                           OCTOBER 31,
                                     ----------------------
                                        1997         1996
                                     ----------   ---------
SALES                                $    -       $ 219,000

COST OF SALES                             -         212,000
                                     ----------   ---------
GROSS PROFIT                              -           7,000
                                     ----------   ---------

OPERATING EXPENSES:
  Officers' compensation                251,000     339,000
  Other salaries and payroll costs       52,000      19,000
  Consulting fees                       217,000      74,000
  Professional fees                      64,000      56,000
  Research and development              379,000      28,000
  Travel                                127,000     102,000
  Other                                  86,000     108,000
                                     ----------   ---------
TOTAL OPERATING EXPENSES              1,176,000     726,000
                                     ----------   ---------
LOSS FROM OPERATIONS                 (1,176,000)   (719,000)
                                     ----------   ---------
OTHER INCOME
 Interest income                         16,000      10,000
                                     ----------   ---------
NET LOSS                            $(1,160,000) $ (709,000)
                                     ==========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               19,128,000   16,242,000

NET LOSS PER COMMON SHARE           $     (0.06) $     (0.04)
                                     ==========   ==========




See accompanying notes


                                    5

                 SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED OCTOBER 31, 1997
                       (Rounded to Nearest Thousand)


                                     PREFERRED STOCK "SERIES B"
                                  ---------------------------------

                                                        ADDITIONAL
                                  NUMBER OF               PAID-IN
                                    SHARES     AMOUNT     CAPITAL
                                  ---------   -------   -----------

BALANCES, JULY 31, 1997             664,000   $ 1,000   $ 3,321,000

Three months ended October 31,
 1997 (unaudited):
    Conversion to common stock     (664,000)   (1,000)   (3,321,000)
                                  ---------    ------    ----------
BALANCES, OCTOBER 31, 1997            -       $ -       $     -
                                  =========    ======    ==========


                                       COMMON STOCK
                 ------------------------------------------------------------

                                      ADDITIONAL
                  NUMBER OF            PAID-IN      WARRANTS     ACCUMULATED
                   SHARES    AMOUNT    CAPITAL     OUTSTANDING     DEFICIT
                 ----------  -------  -----------  -----------  ------------
BALANCES,
 JULY 31, 1997   18,907,000  $19,000  $22,313,000   $ 428,000   $(24,558,000)

Three months
 ended October
 31, 1997
  (unaudited):
 Preferred Series
  B conversion    1,328,000    1,000    3,321,000       -              -
 Net loss             -        -            -           -        ( 1,160,000)
                 ----------   ------   ----------    --------    -----------
BALANCES,
 OCTOBER 31,
  1997           20,235,000  $20,000  $25,634,000   $ 428,000   $(25,718,000)
                 ==========   ======   ==========    ========    ===========


See accompanying notes
                                  6

                 SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                     (Rounded to Nearest Thousand)

                                             THREE MONTHS ENDED
                                                 OCTOBER 31,
                                           -------------------------
                                               1997          1996
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(1,160,000)  $ (709,000)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation of property and
    equipment and amortization of
    goodwill and patent                          9,000        9,000
   Issuance of common stock for
     officers' compensation                      -          188,000
 (Increase) decrease in:
   Accounts receivable                           -         (219,000)
   Inventory                                     -         ( 82,000)
   Prepaid expenses and other current
    assets                                       1,000     (  6,000)
 Increase (decrease) in:
   Accounts payable                            153,000      119,000
   Accrued taxes, other than income taxes       (1,000)       -
   Accrued wages - officers                      1,000     ( 24,000)
   Accrued expenses and other current
    liabilities                                 (5,000)      19,000
                                            ----------    ---------
 Net cash used in operating activities      (1,002,000)    (705,000)
                                            ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent                                (16,000)    (  2,000)
 Purchase of equipment                          (3,000)    ( 11,000)
                                            ----------    ---------
 Net cash used in investing activities         (19,000)    ( 13,000)
                                            ----------    ---------






See accompanying notes
                                     7

                      SIGMA ALPHA GROUP, LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                   (Rounded to Nearest Thousand)

                                               THREE MONTHS ENDED
                                                  OCTOBER 31,
                                           -------------------------
                                               1997         1996
                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of loans payable                $     -       $ ( 16,000)
 Proceeds from issuance of common stock          -          601,000
 Commission on common stock issuance             -         ( 24,000)
 Repurchase of Series C preferred stock          -         (120,000)
                                            ----------    ---------
 Net cash provided by financing
  activities                                     -          441,000
                                            ----------    ---------

NET CHANGE IN CASH AND EQUIVALENTS          (1,021,000)    (277,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,688,000    1,173,000
                                            ----------    ---------

CASH AND EQUIVALENTS, END OF PERIOD        $   667,000   $  896,000
                                            ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                $     -       $    -
   Income taxes                            $     -       $    -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Common stock issued in retirement of
   Series B Preferred stock                $ 3,322,000   $    -
  Common stock issued in retirement of
   Series A Preferred stock                $     -       $  882,000









See accompanying notes
                                      8

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997 AND 1996


NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1997.

Certain amounts for the three months ended October 31, 1996 have been reclassified to conform to the presentation for the three months ended October 31, 1997.

The results of operations for the three-month periods ended October 31, 1997 and 1996 are not necessarily indicative of operating results for the full year.

NOTE 2 - BUSINESS ACTIVITIES

During the three months ended October 31, 1997, Sigma Alpha Group, Ltd. (the "Company") conducted activities directed toward the research and development of its digital voice pager.

NOTE 3 - METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has development agreements with several vendors who are working on key components and subsystems for the Company's Digital Voice Pager. As of October 31, 1997, there were two significant development agreements under which the Company had paid an aggregate of $771,000 against contract limits aggregating $929,000. Management expects to continue to utilize vendors, where appropriate, to help develop its products.

NOTE 5 - PREFERRED STOCK

On September 2, 1997, the Company redeemed the remaining 664,000 shares of Series B preferred stock for the Company's common stock on a two for one basis, or an aggregate of 1,328,000 common shares. The Company no longer has any preferred stock outstanding.

                SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1997 AND 1996


NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the three months ended October 31, 1997 and 1996 due to the following:

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

In February 1997, the FASB issued Statement 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, Statement 128 will require restatement of prior periods' earnings per share. The Company expects to adopt Statement 128 effective in its fiscal quarter ended January 31, 1998, and does not expect this adoption to have a material effect on the Company's net loss per share.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     Sigma Alpha Group, Ltd. ("the Company") is pursuing a business strategy of
bringing new telecommunications products to emerging world markets.   During
the quarter ended October 31, 1997, the Company conducted activities directed toward the research and development of its digital voice pager ("Digital Voice Pager"). The Company continues to make progress toward such development in accordance with its plans.

Recent Developments
-------------------
     On October 15, 1997 the Company signed a letter of intent to acquire all of the outstanding capital stock of General Atronics Corporation and its subsidiaries ("GAC") for $6,000,000 in cash and 1,000,000 shares of the Company's common stock. The letter of intent also provides for future contingent consideration of up to $6,000,000 and up to 1,000,000 shares of the Company's common stock in the event that GAC achieves certain minimum levels of signed contracts for sales commitments. The acquisition is contingent on the Company's ability to raise sufficient funds to finance the initial cash requirements. The Company is currently attempting to raise sufficient equity capital to pay for the initial cash outlay required to purchase GAC.
Management is aware, however, that there can be no assurances that the Company will be able to secure sufficient funds from its financing efforts to complete the acquisition of GAC. In addition, there can be no assurance that the Company will be able to negotiate a definitive acquisition agreement acceptable to the Company and GAC's shareholders.

     In October 1997, Michael P. McAndrews was appointed President of the Company. Prior to joining the Company, Mr. McAndrews held several senior marketing positions in Motorola's Paging and Cellular Phone divisions since 1992. During his tenure at Motorola, Mr. McAndrews helped conceive and develop a number of wireless communications products, including the StarTAC TM cellular phone and the PageWriter TM 2000 two-way pager. Mr. McAndrews also spent several years in charge of Motorola's cellular phone marketing activities for Japan. In addition to Motorola, Mr. McAndrews has held positions at DuPont and General Electric. Mr. McAndrews holds a bachelors degree in electrical engineering from Princeton University and an MBA from Harvard Business School.

Three Months Ended October 31, 1997
v. Three Months Ended October 31, 1996
--------------------------------------
Results of Operations

     For the three months ended October 31, 1997 ("Fiscal 1Q98"), the Company incurred a net loss of $1,160,000 on no sales compared to a net loss of $709,000 on sales of $219,000 for the three months ended October 31, 1996 ("Fiscal 1Q97").

     In Fiscal 1Q97, Global Telecommunications of Delaware, Inc. ("Global"), the Company's 80-percent owned subsidiary, recognized $219,000 of revenue from the sale of approximately 7,800 of its stock information receiver ("SIR") units. However, in August 1997 the Company temporarily suspended Global's SIR program after concluding that its limited capital resources would not allow for the continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Pager
technology.   Since no SIR units were sold in Fiscal 1Q98 and since the Digital
Voice Pager is still under development, the Company had no operating revenues in Fiscal 1Q98.

     The $451,000 increase in the net loss for the quarter was primarily due to higher research and development costs, consulting fees, other salaries and payroll costs, and travel expenses, partially offset by lower officers' compensation and reductions in other operating expenses.

     Research and development costs increased $351,000 due to costs incurred in Fiscal 1Q98 to vendors that are developing certain aspects of the Digital Voice Pager. Consulting fees increased $143,000 in Fiscal 1Q98 primarily due to fees paid in Fiscal 1Q98 to investment bankers and other consultants who assisted the Company in raising equity capital and developing strategic alliances.
Other salaries and payroll costs increased $33,000 in Fiscal 1Q98 due to higher salaries, payroll taxes and medical benefits. Travel expenses increased $25,000 in Fiscal 1Q98 due to increased travel related to raising equity capital and meeting with vendors that are developing certain aspects of the Digital Voice Pager.

     Officers' compensation decreased $88,000 in Fiscal 1Q98 due to the absence of $188,000 of the Company's common stock issued to the Company's Chief Executive Officer in Fiscal 1Q97. This decrease was partially offset by regularly scheduled salary increases for existing officers and the addition of salaries paid to a new Chief Operating Officer and a new President beginning in July 1997 and October 1997, respectively. Other operating expenses decreased $22,000 due to the absence of marketing expenses incurred in Fiscal 1Q97 for marketing Global's SIR units in China.

Liquidity and Capital Resources

     At October 31, 1997, the Company had working capital of $242,000 (including a cash balance of $667,000) as compared to working capital of $1,412,000 (including a cash balance of $1,688,000) at July 31, 1997. The working capital decrease of $1,170,000 largely reflects the use of cash in operations during Fiscal 1Q98.

     As of December 5, 1997, the Company maintained a cash balance of $338,000. Management is aware that significant additional funding will be required within the next few months in order to achieve its primary objectives. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. In addition, management is aware that there can be no assurances that the Digital Voice Pager will be developed into a commercially viable product or that the Company will be able to negotiate a definitive acquisition agreement acceptable to the Company and GAC's shareholders.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended July 31, 1997.

          Item 2.   Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    None

                    Exhibit - 27.  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 15, 1997



                                   SIGMA ALPHA GROUP, LTD.
                                        (REGISTRANT)



                                   By:  s/James M. Boyd, Jr.
                                        --------------------
                                        James M. Boyd, Jr.
                                        Vice President of Finance
                                        and Chief Accounting Officer