Form 10QSB
period 1998-01-31
SIGMA ALPHA GROUP LTD
filed 1998-02-19
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1998

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

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of the registrant's common stock $.001 par value per share as of February 6, 1998 were 20,244,924.

                          SIGMA ALPHA GROUP, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    January 31, 1998 (unaudited) and
                    July 31, 1997 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the six months and three months
                    ended January 31, 1998 and 1997
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended January
                    31, 1998 (unaudited)                         6

                    Consolidated Statements of Cash Flows
                    for the six months ended January 31,
                    1998 and 1997 (unaudited)                  7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                    9-12

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                13-14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           15

          Item 2.   Changes in Securities                       15

          Item 3.   Defaults Upon Senior Securities             15

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            15

          Item 5.   Other Events                                15

          Item 6.   Exhibits and Reports on Form 8-K            15

SIGNATURES                                                      16


PART I. - FINANCIAL INFORMATION

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                              January 31,         July 31,
                                                 1998              1997
                                              -----------       ----------
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $   56,000       $1,688,000
  Inventory                                        78,000           78,000
  Prepaid expenses and other current assets        40,000           20,000
                                                ---------        ---------
                                                  174,000        1,786,000

PROPERTY AND EQUIPMENT, NET                        44,000           48,000

OTHER ASSETS
  Goodwill                                         34,000           42,000
  Patent                                           34,000           22,000
                                                ---------        ---------
                                                   68,000           64,000
                                                ---------        ---------

TOTAL ASSETS                                   $  286,000       $1,898,000
                                                =========        =========

See accompanying notes
                                     3

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)


                                               January 31,         July 31,
                                                  1998              1997
                                               -----------       ----------
                                               (Unaudited)        (Audited)

                     LIABILITIES


CURRENT LIABILITIES
  Notes payable                                $   250,000      $     -
  Accounts payable - trade                         643,000          190,000
  Accrued taxes, other than income taxes            52,000           52,000
  Accrued wages - officers                          10,000           21,000
  Accrued expenses and other current
   liabilities                                     111,000          111,000
                                                 ---------        ---------
TOTAL CURRENT LIABILITIES                        1,066,000          374,000
                                                 ---------        ---------
COMMITMENTS AND CONTINGENCIES

               STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 0 shares at January 31, 1998
   664,000 shares at July 31, 1997                   -                1,000

  ADDITIONAL PAID-IN CAPITAL                         -            3,321,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 20,245,000 shares at January 31, 1998 and
 18,907,000 at July 31, 1997                        20,000           19,000

  ADDITIONAL PAID-IN CAPITAL                    25,636,000       22,313,000

  WARRANTS OUTSTANDING                             454,000          428,000

ACCUMULATED DEFICIT                            (26,890,000)     (24,558,000)
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (   780,000)       1,524,000
                                                ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $   286,000      $ 1,898,000
                                                ==========       ==========

See accompanying notes
                                        4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                              SIX MONTHS ENDED          THREE MONTHS ENDED
                                JANUARY 31,                  JANUARY 31,
                          ------------------------   ------------------------
                              1998        1997          1998         1997
                          -----------  -----------   -----------  -----------
SALES                     $     -      $   348,000   $     -      $   129,000

COST OF SALES                   -          314,000         -          102,000
                           ----------   ----------    ----------   ----------
GROSS PROFIT                    -           34,000         -           27,000
                           ----------   ----------    ----------   ----------

OPERATING EXPENSES:
  Officers' compensation      558,000      541,000       307,000      202,000
  Other salaries and
   payroll costs              116,000       40,000        64,000       21,000
  Consulting fees             358,000      163,000       141,000       89,000
  Professional fees           122,000       69,000        58,000       13,000
  Research and development    802,000       53,000       423,000       25,000
  Travel                      219,000      192,000        92,000       90,000
  Other                       172,000      211,000        86,000      103,000
                           ----------   ----------    ----------   ----------
TOTAL OPERATING EXPENSES    2,347,000    1,269,000     1,171,000      543,000
                           ----------   ----------    ----------   ----------
LOSS FROM OPERATIONS       (2,347,000)  (1,235,000)   (1,171,000)    (516,000)
                           ----------   ----------    ----------   ----------
OTHER INCOME (EXPENSE)
 Royalties                      -            2,000         -            2,000
 Interest expense          (    6,000)       -          (  6,000)       -
 Interest income               21,000       22,000         5,000       12,000
                           ----------   ----------    ----------   ----------
                               15,000       24,000        (1,000)      14,000
                           ----------   ----------    ----------   ----------
NET LOSS                  $(2,332,000) $(1,211,000)  $(1,172,000) $  (502,000)
                           ==========   ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     19,686,000   16,223,000    20,243,000   17,224,000

NET LOSS PER COMMON SHARE      $(0.12)      $(0.07)       $(0.06)      $(0.03)
                           ==========   ==========    ==========   ==========

See accompanying notes
                                         5

                   SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED JANUARY 31, 1998
                        (Rounded to Nearest Thousand)


                                      PREFERRED STOCK "SERIES B"
                                 ------------------------------------
                                                           ADDITIONAL
                                 NUMBER OF                  PAID-IN
                                  SHARES       AMOUNT       CAPITAL
                                 ---------    --------    -----------

BALANCES, JULY 31, 1996           664,000     $  1,000    $ 3,321,000

Six months ended January 31,
 1998 (unaudited):
   Conversion to common stock    (664,000)      (1,000)    (3,321,000)
                                 --------      -------     ----------
BALANCES, JANUARY 31, 1997          -         $  -        $     -
                                 ========      =======     ==========



                                COMMON STOCK
                -----------------------------------------------
                                      ADDITIONAL
                  NUMBER OF            PAID -IN      WARRANTS     ACCUMULATED
                   SHARES    AMOUNT    CAPITAL      OUTSTANDING     DEFICIT
                 ----------  -------  -----------   -----------   ------------
BALANCES,
 JULY 31, 1997   18,907,000  $19,000  $22,313,000    $ 428,000    $(24,558,000)

Six months ended
 January 31, 1998
 (unaudited):
 Preferred Series
  B conversion    1,328,000    1,000    3,321,000        -               -
 Warrants issued      -        -            -           28,000           -
 Warrants
  exercised          10,000    -            2,000     (  2,000)          -
 Net loss             -        -            -             -        ( 2,332,000)
                 ----------   ------   ----------     --------     -----------
BALANCES,
 JANUARY 31,
 1998            20,245,000  $20,000  $25,636,000    $ 454,000    $(26,890,000)
                 ==========   ======   ==========     ========     ===========

[FN]
See accompanying notes
                                          6

                      SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                SIX MONTHS ENDED
                                                  JANUARY 31,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(2,332,000)    $(1,211,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Depreciation and amortization                23,000          20,000
   Issuance of common stock for
    officers' compensation                       -             188,000
(Increase) decrease in:
   Accounts receivable                           -          (  191,000)
   Inventory                                     -          (  400,000)
   Prepaid expenses and other current
    assets                                       4,000      (   16,000)
 Increase (decrease) in:
   Accounts payable - trade                    453,000         486,000
   Accrued wages - officers                 (   11,000)          -
   Accrued expenses and other current
    liabilities                                  -          (   30,000)
                                            ----------      ----------
 Net cash used in operating activities      (1,863,000)     (1,154,000)
                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in certificate of deposit            -             (50,000)
 Cost of patent                             (   16,000)        ( 2,000)
 Purchase of equipment                      (    3,000)        (22,000)
                                            ----------      ----------
 Net cash used in investing activities      (   19,000)        (74,000)
                                            ----------      ----------


See accompanying notes




                                        7

                             SIGMA ALPHA GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                 SIX MONTHS ENDED
                                                    JANUARY 31,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable               $   250,000     $     -
 Repayment of loans payable                      -          (   16,000)
 Proceeds from issuance of common stock          -           5,000,000
 Commission on common stock issuance             -          (  510,000)
 Increase in stock subscription receivable       -          (3,110,000)
 Repurchase of Preferred Series C stock          -          (  487,000)
                                            ----------      ----------
 Net cash provided by financing activities     250,000         877,000
                                            ----------      ----------

NET CHANGE IN CASH AND EQUIVALENTS          (1,632,000)     (  351,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,688,000       1,173,000
                                            ----------      ----------

CASH AND EQUIVALENTS, END OF PERIOD        $    56,000     $   822,000
                                            ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                $     -         $     -
   Income taxes                            $     -         $     -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Common stock issued for retirement
   of Series B Preferred stock             $ 3,322,000     $     -
  Issuance of common stock warrants
   for prepaid expenses                    $    28,000     $     -
  Common stock issued for retirement
   of Series A Preferred stock             $     -         $   882,000



See accompanying notes
                                         8

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1998 AND 1997



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

Certain amounts for the six months ended January 31, 1997 have been reclassified to conform to the presentation for the six months ended January 31, 1998.

The results of operations for the six month periods ended January 31, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BUSINESS ACTIVITIES

During the six months ended January 31, 1998, Sigma Alpha Group, Ltd. (the "Company") conducted activities directed toward the research and development of its digital voice pager.


NOTE 3 - METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.


NOTE 4 - NOTES PAYABLE

On January 15, 1998 the Company borrowed $250,000 on a short-term basis (the "Demand Notes"). The Demand Notes are payable, including accrued interest, within 45 days of demand, but not later than March 31, 1998. The principal balance accrues interest at the rate of prime plus 1% (9.5% as of January 31, 1998), and is collateralized by substantially all of the Company's assets. The entire principal balance of the Demand Notes and accrued interest may be converted, at the option of the lenders, into shares of the Company's common stock at a price of $1.50 per share. If the principal plus accrued interest has not first been converted into common stock at the lenders' request, it is the Company's intention to repay the Demand Notes from funds expected to be raised through the sale of equity capital. The Demand Notes also provide for the lenders to receive warrants to purchase shares of the Company's common stock (see Note 7).

                SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998 AND 1997



NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company periodically uses sub-contractors to work on the development of its Digital Voice Pager project. As of January 31, 1998, the Company had paid an aggregate of $831,000 against contract limits aggregating $1,529,000. Manage-ment expects to continue to utilize sub-contractorss, where appropriate, to help develop its products.


NOTE 6 - PREFERRED STOCK

On September 2, 1997, the Company redeemed the remaining 664,000 shares of Series B preferred stock for the Company's common stock on a two for one basis, or an aggregate of 1,328,000 common shares. The Company no longer has any preferred stock outstanding.


NOTE 7 - WARRANTS OUTSTANDING

The Demand Notes (see Note 4) provide for the lenders to receive warrants to purchase 50,000 shares of the Company's common stock at the market price on the date of the loan ($1.50 per share). These warrants expire on January 15, 2003.

On January 26, 1998, the Company issued to a consultant, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.3125 per share for services to be rendered to the Company during the succeeding 12 months. Warrants representing the consultant's right to purchase the first 50,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on January 26, 2001. Warrants representing the consultant's right to purchase the remaining 50,000 share balance become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-CAP Market and expire three years from that date.

On February 4, 1998 the Company issued to a consultant, warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants were issued in consideration for services rendered in raising equity capital for the Company. The warrants expire on February 4, 1999.

                SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998 AND 1997



NOTE 8 - INCOME TAXES

There is no income tax benefit for operating losses for the three and six month periods ended January 31, 1998 and 1997 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years.

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance required by FASB Statement 109, "Accounting for Income Taxes." The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.


NOTE 9 - NET LOSS PER COMMON SHARE

In February 1997, the FASB issued Statement 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. FASB Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. In addition, FASB Statement 128 requires restatement of prior periods' earnings per share.

The Company adopted FASB Statement 128 effective in its fiscal quarter ended January 31, 1998. Prior period amounts for net loss per common share were recomputed in accordance with Statement 128; however, such recomputed amounts were unchanged from those previously reported.

Net loss per common share is based upon the weighted average number of common shares outstanding during the period. Net loss per common share after the assumed conversion of potential common shares (warrants, stock options and convertible debt) was not presented because the effect of such conversions would be antidilutive.

                SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998 AND 1997



NOTE 12 - SUBSEQUENT EVENT

On February 10, 1998, the Company's Board of Directors authorized the issuance of options to purchase 935,000 shares of the Company's common stock. These stock options may be exercised over a period of ten years at the fair market value on the date of the grant ($1.343 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan. The stock options were granted to the following officers, directors and certain employees of the Company.

     - 100,000 options to each of the two outside members of the Company's Board of Directors

     - 100,000 options to the Chairman and Chief Executive Officer of the Company

     - 250,000 options to the President of the Company

     - 150,000 options to the Senior Vice President and Chief Operating Officer of the Company

     - 50,000 options to the Vice President of Finance and Chief Accounting Officer of the Company

     - 50,000 options to the Secretary of the Company

     - 135,000 options to other employees of the Company

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     Sigma Alpha Group, Ltd. ("the Company") is pursuing a business strategy of
bringing new telecommunications products to emerging world markets.   During
the six months ended January 31, 1998, the Company conducted activities directed toward the research and development of its Digital Voice Pager.

Six Months Ended January 31, 1998
vs. Six Months Ended January 31, 1997
-------------------------------------

Results of Operations

     For the six months ended January 31, 1998, the Company incurred a net loss of $2,332,000 on no revenue compared to a net loss of $1,211,000 on revenues of $348,000 for the six months ended January 31, 1997.


     During the six months ended January 31, 1997, Global Telecommunications of Delaware, Inc. ("Global"), the Company's 80-percent owned subsidiary, recognized $348,000 of revenue from the sale of approximately 12,400 of its stock information receiver ("SIR") units. However, in August 1997 the Company suspended Global's SIR program after concluding that its limited capital resources would not allow for the continued development of the SIR system in parallel with the Company's core business strategy of developing and
commercializing its Digital Voice Pager technology.   Since no SIR units were
sold in the six months ended January 31, 1998 and since the Digital Voice Pager is still under development, the Company had no operating revenues in the six months ended January 31, 1998.

     The $1,121,000 increase in net loss was primarily due to higher research and development expenses, consulting fees, professional fees, and other salaries and payroll costs. Also contributing to the increase in net loss was the absence of gross profit of $34,000 incurred on the sale of SIR units during the six months ended January 31, 1997.

     Research and development costs increased $749,000 due to costs incurred during the six months ended January 31, 1998 on developing the Digital Voice Pager. Consulting fees and professional fees increased $195,000 and $53,000, respectively, for the six months ended January 31, 1998 primarily due to higher fees paid to investment bankers, attorneys and other consultants who assisted the Company in raising equity capital, developing strategic alliances and negotiating contracts. Other salaries and payroll costs increased $76,000 for the six months ended January 31, 1998 due to higher payroll taxes and medical benefits attributable to the addition of new employees.

Three Months Ended January 31, 1998
vs. Three Months Ended January 31, 1997

---------------------------------------

Results of Operations

     For the three months ended January 31, 1998 ("Fiscal 2Q98"), the Company incurred a net loss of $1,172,000 on no sales compared to a net loss of $502,000 on sales of $129,000 for the three months ended January 31, 1997 ("Fiscal 2Q97").

     In Fiscal 2Q97, Global recognized $129,000 of revenue from the sale of approximately 4,600 of its SIR units. As further described above, Global's SIR program was suspended in August 1997. Therefore, the Company had no operating revenues in Fiscal 2Q98.

     The $670,000 increase in net loss is primarily due to higher research and development expenses, officers' compensation, consulting fees, professional fees, and other salaries and payroll costs. Also contributing to the increase in net loss was the absence of gross profit of $27,000 incurred on the sale of SIR units during Fiscal 2Q97.

     Research and development costs increased $398,000 due to costs incurred during Fiscal 2Q98 on developing the Digital Voice Pager. Officers' compensation increased $105,000 in Fiscal 2Q98 due to the hiring of a new Senior Vice President and Chief Operating Officer in July 1997 and a new President in October 1997. Consulting fees and professional fees increased $52,000 and $45,000, respectively, in Fiscal 2Q98 primarily due to higher fees paid to investment bankers and attorneys who assisted the Company in raising equity capital and negotiating contracts. Other salaries and payroll costs increased $43,000 in Fiscal 2Q98 due to higher payroll taxes and medical benefits attributable to the addition of new employees.

Liquidity and Capital Resources

     At January 31, 1998, the Company had a working capital deficit of $892,000 as compared to working capital of $1,412,000 at July 31, 1997. The working capital decrease of $2,304,000 largely reflects the use of cash in operations during the six months ended January 31, 1998.

     Management is aware that significant additional funding will be required in order to achieve its primary objectives. Management has been actively soliciting additional equity investments. In January 1998 the Company obtained convertible demand loans totaling $250,000 to provide short-term operating funds until additional equity is secured.

     There can be no assurances, however, that sufficient funding will be generated or available, or if available, on terms acceptable to the Company. In addition, management is aware that there can be no assurances that the Digital Voice Pager will be developed into a commercially viable product.

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

Dated:  February 19, 1998



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