Form 10QSB
period 1998-04-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-06-15
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1998

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
     ACT

          For the transition period from _____________ to _________

                      Commission file number 33-90344

               Clariti Telecommunications International, Ltd.

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
                    (Issuer's telephone number)

              (Former name:  Sigma Alpha Group, Ltd.)
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of the registrant's common stock $.001 par value per share as of June 5, 1998 were 23,450,426 .

                Clariti Telecommunications International, Ltd.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    April 30, 1998 (unaudited) and
                    July 31, 1997 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the  nine months and three months
                    ended April 30, 1998 and 1997
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended
                    April 30, 1998 (unaudited)                   6

                    Consolidated Statements of Cash Flows
                    for the  nine months ended April 30,
                    1998 and 1997 (unaudited)                  7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                    9-13

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                14-16

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           17

          Item 2.   Changes in Securities                       17

          Item 3.   Defaults Upon Senior Securities             19

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            19

          Item 5.   Other Events                                19

          Item 6.   Exhibits and Reports on Form 8-K            17

SIGNATURES                                                      20


PART I. - FINANCIAL INFORMATION

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                               April 30,         July 31,
                                                 1998              1997
                                              -----------       ----------
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $  816,000       $1,688,000
  Inventory                                        78,000           78,000
  Prepaid expenses and other current assets       102,000           20,000
                                                ---------        ---------
                                                  996,000        1,786,000

PROPERTY AND EQUIPMENT, NET                       263,000           48,000

OTHER ASSETS
  Goodwill                                        230,000           42,000
  Patent                                           44,000           22,000
                                                ---------        ---------
                                                  274,000           64,000
                                                ---------        ---------

TOTAL ASSETS                                   $1,533,000       $1,898,000
                                                =========        =========

See accompanying notes
                                     3

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                           (Rounded to Nearest Thousand)


                                                April 30,         July 31,
                                                  1998              1997
                                               -----------       ----------
                                               (Unaudited)        (Audited)

                     LIABILITIES


CURRENT LIABILITIES
  Accounts payable - trade                     $   717,000      $   190,000
  Accrued taxes, other than income taxes            52,000           52,000
  Accrued wages - officers                           8,000           21,000
  Accrued expenses and other current
   liabilities                                     100,000          111,000
                                                 ---------        ---------
TOTAL CURRENT LIABILITIES                          877,000          374,000
                                                 ---------        ---------
COMMITMENTS AND CONTINGENCIES

               STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 0 shares at April 30, 1998,
   800,000 shares at July 31, 1997; issued and
   outstanding, 0 shares at April 30, 1998
   664,000 shares at July 31, 1997                   -                1,000

  ADDITIONAL PAID-IN CAPITAL                         -            3,321,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 22,450,000 shares at April 30, 1998 and
 18,907,000 at July 31, 1997                        22,000           19,000

  ADDITIONAL PAID-IN CAPITAL                    27,781,000       22,313,000

  WARRANTS OUTSTANDING                             572,000          428,000

ACCUMULATED DEFICIT                            (27,719,000)     (24,558,000)
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                         656,000        1,524,000
                                                ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                        $ 1,533,000      $ 1,898,000
                                                ==========       ==========

See accompanying notes
                                        4

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                 APRIL 30,                   APRIL 30,
                          ------------------------   ------------------------
                              1998        1997          1998         1997
                          -----------  -----------   -----------  -----------
SALES                     $     -      $   348,000   $     -      $     -

COST OF SALES                   -          314,000         -            -
                           ----------   ----------    ----------   ----------
GROSS PROFIT                    -           34,000         -            -
                           ----------   ----------    ----------   ----------

OPERATING EXPENSES:
  Officers' compensation      824,000      718,000       266,000      177,000
  Other salaries and
   payroll costs              172,000       86,000        56,000       46,000
  Consulting fees             517,000      385,000       159,000      222,000
  Professional fees           140,000      122,000        18,000       53,000
  Research and development    990,000      268,000       188,000      215,000
  Travel                      267,000      351,000        48,000      159,000
  Other                       248,000      430,000        76,000      219,000
                           ----------   ----------    ----------   ----------
TOTAL OPERATING EXPENSES    3,158,000    2,360,000       811,000    1,091,000
                           ----------   ----------    ----------   ----------
LOSS FROM OPERATIONS       (3,158,000)  (2,326,000)   (  811,000)  (1,091,000)
                           ----------   ----------    ----------   ----------
OTHER INCOME (EXPENSE)
 Royalties                      -            2,000         -            -
 Interest expense          (   26,000)       -        (   20,000)       -
 Interest income               23,000       52,000         2,000       30,000
                           ----------   ----------    ----------   ----------
                           (    3,000)      54,000    (   18,000)      30,000
                           ----------   ----------    ----------   ----------
NET LOSS                  $(3,161,000) $(2,272,000)  $(  829,000) $(1,061,000)
                           ==========   ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     20,072,000   17,063,000    20,846,000   18,743,000

NET LOSS PER COMMON SHARE      $(0.16)      $(0.13)       $(0.04)      $(0.06)
                           ==========   ==========    ==========   ==========

See accompanying notes
                                         5

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED APRIL 30, 1998
                         (Rounded to Nearest Thousand)


                     PREFERRED STOCK "SERIES B"     PREFERRED STOCK "SERIES D"
                    ----------------------------   ---------------------------
                                      ADDITIONAL                    ADDITIONAL
                    NO. OF              PAID-IN    NO. OF             PAID-IN
                    SHARES    AMOUNT    CAPITAL    SHARES   AMOUNT    CAPITAL
                   --------  -------  ----------   -------  ------  ----------

BALANCES, JULY 31,
 1997               664,000  $ 1,000  $3,321,000     -       $ -     $    -
Nine months ended
 April 30, 1998
 (unaudited):
   Shares issued      -        -           -        58,000     -      575,000
   Conversion to
    common stock   (664,000)  (1,000) (3,321,000)  (58,000)    -     (575,000)
                   --------   ------  ----------   -------   -----   --------
BALANCES, APRIL 30,
 1998 (unaudited)     -      $ -      $    -         -       $ -     $  -
                   ========   ======  ==========   =======   =====   ========


                                 COMMON STOCK
                   ---------------------------------------------
                                        ADDITIONAL
                    NUMBER OF            PAID -IN     WARRANTS     ACCUMULATED
                     SHARES     AMOUNT    CAPITAL    OUTSTANDING     DEFICIT
                   ----------  -------  -----------  -----------  ------------
BALANCES,
 JULY 31, 1997     18,907,000  $19,000  $22,313,000   $ 428,000   $(24,558,000)
Nine months ended
 April 30, 1998
 (unaudited):
 Preferred Series
  B conversion      1,328,000    1,000    3,321,000       -              -
 Preferred Series
  D conversion        575,000    -          575,000       -              -
 Common shares
  issued            1,630,000    2,000    1,628,000       -              -
 Commissions            -        -          (58,000)      -              -
 Warrants issued        -        -            -         146,000          -
 Warrants
  exercised            10,000    -            2,000    (  2,000)         -
 Net loss               -        -            -            -       ( 3,161,000)
                   ----------   ------   ----------    --------    -----------
BALANCES,
 APRIL 30, 1998
  (unaudited)      22,450,000  $22,000  $27,781,000   $ 572,000   $(27,719,000)
                   ==========   ======   ==========    ========    ===========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                NINE MONTHS ENDED
                                                    APRIL 30,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(3,161,000)    $(2,272,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Depreciation and amortization                41,000          32,000
   Issuance of common stock for:
     Officers' compensation                      -             200,000
     Consulting fees                            84,000          65,000
     Interest expense                            6,000           -
   Issuance of common stock warrants
    for consulting fees                         38,000           -
(Increase) decrease in:
   Accounts receivable                           -          (  191,000)
   Inventory                                     -          (  472,000)
   Prepaid expenses and other current
    assets                                      26,000      (   17,000)
 Increase (decrease) in:
   Accounts payable - trade                    527,000          83,000
   Accrued wages - officers                 (   13,000)     (   37,000)
   Accrued expenses and other current
    liabilities                             (   11,000)     (   35,000)
                                            ----------      ----------
 Net cash used in operating activities      (2,463,000)     (2,644,000)
                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in certificate of deposit            -          (   50,000)
 Cost of patent                             (   29,000)     (   14,000)
 Purchase of equipment                      (  237,000)     (   51,000)
                                            ----------      ----------
 Net cash used in investing activities      (  266,000)     (  115,000)
                                            ----------      ----------


See accompanying notes




                                        7

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                 NINE MONTHS ENDED
                                                     APRIL 30,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable               $   250,000     $     -
 Repayment of loans payable                      -          (   16,000)
 Proceeds from issuance of preferred stock     575,000           -
 Proceeds from issuance of common stock      1,090,000       5,000,000
 Commission on capital stock issuance       (   58,000)     (  510,000)
 Repurchase of Preferred Series C stock          -          (  487,000)
 Proceeds from issuance of warrants              -               3,000
                                            ----------      ----------
 Net cash provided by financing activities   1,857,000       3,990,000
                                            ----------      ----------

NET CHANGE IN CASH AND EQUIVALENTS          (  872,000)      1,231,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    1,688,000       1,173,000
                                            ----------      ----------

CASH AND EQUIVALENTS, END OF PERIOD        $   816,000     $ 2,404,000
                                            ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                $     1,000     $     -
   Income taxes                            $     -         $     -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Common stock issued for retirement
   of Series B Preferred stock             $ 3,322,000     $     -
  Common stock issued for retirement
   of Series D Preferred stock             $   575,000     $     -
  Common stock issued for repayment
   of loans payable                        $   250,000     $     -
  Common stock issued in acquisition
   of minority interest of subsidiary      $   200,000     $     -
  Issuance of common stock warrants
   for prepaid expenses                    $   108,000     $     -
  Common stock issued for retirement
   of Series A Preferred stock             $     -         $   882,000


See accompanying notes
                                         8

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1998 AND 1997



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

Certain amounts for the nine months ended April 30, 1997 have been reclassified to conform to the presentation for the nine months ended April 30, 1998.

The results of operations for the nine month periods ended April 30, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BUSINESS ACTIVITIES

During the nine months ended April 30, 1998, Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") conducted activities directed toward the research and development of its digital voice pager. Effective March 4, 1998, the Company changed its name from Sigma Alpha Group, Ltd. to Clariti Telecommunications International, Ltd. to reflect the fact that, over the last two years, the Company has refocused its business to concentrate solely on telecommunications.


NOTE 3 - METHOD OF ACCOUNTING

The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.


NOTE 4 - GOODWILL

In April 1998, Clariti acquired the remaining 20% of its then 80% owned subsidiary Global Telecommunications of Delaware, Inc. ("Global") for total consideration, including consulting fees of 200,000 shares of the Company's common stock valued at $1.00 per share. The total consideration of $200,000 was treated as additional goodwill, which will be amortized over the remaining life of the goodwill incurred at the time the 80% interest in Global was acquired.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1998 AND 1997


NOTE 5 - NOTES PAYABLE

On January 15, 1998 the Company borrowed $250,000 on a short-term basis (the "Demand Notes"). The principal balance accrued interest at the rate of prime plus 1% (9.5%) during the period the Demand Notes were outstanding. On April 22, 1998, the Company repaid the Demand Notes, including accrued interest of approximately $6,000, through the issuance of approximately 256,000 shares of the Company's common stock at a price of $1.00 per share. The Demand Notes also provided for the lenders to receive warrants to purchase shares of the Company's common stock (see Note 7).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company periodically uses sub-contractors to work on the development of its Digital Voice Pager project. As of April 30, 1998, the Company had paid an aggregate of $905,000 against contract limits aggregating $1,529,000. Manage-ment expects to continue to utilize sub-contractors, where appropriate, to help develop its products.


NOTE 7 - PREFERRED STOCK

During the quarter ended April 30, 1998, the Company issued 57,500 shares of Series D convertible preferred stock, $.001 par value, and received proceeds of $575,000 less commissions of $57,500. During the same period, the Series D preferred shareholders converted all of their Series D preferred shares into the Company's common stock on a basis of 1 preferred share for 10 common shares. The Company no longer has any Series D preferred stock outstanding.

On September 2, 1997, the Company redeemed the remaining 664,000 shares of Series B preferred stock for the Company's common stock on a two for one basis, or an aggregate of 1,328,000 common shares. The Company no longer has any Series B preferred stock outstanding.


NOTE 8 - COMMON STOCK

During the quarter ended April 30, 1998, the Company issued a total of 1,630,000 shares of its common stock as follows:

     -  1,090,000 shares for total proceeds of $1,090,000
     - 200,000 shares as consideration for purchase of remaining 20% of Global (see Note 4)
     - 256,000 shares for repayment of $256,000 of notes payable and related accrued interest (see Note 5)
     -  84,000 shares for consulting services valued at $84,000

In May 1998, the Company issued an additional 1,000,000 shares of its common stock for total proceeds of $1,250,000.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 1998 AND 1997



NOTE 9 - WARRANTS

The Demand Notes (see Note 5) provide for the lenders to receive warrants to purchase 50,000 shares of the Company's common stock at the market price on the date of the loan ($1.50 per share). These warrants expire on January 15, 2003 and were valued at $18,000.

On January 26, 1998, the Company issued to a consultant, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.3125 per share for services to be rendered to the Company during the succeeding 12 months. Warrants representing the consultant's right to purchase the first 50,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on January 26, 2001. Warrants representing the consultant's right to purchase the remaining 50,000 share balance become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-CAP Market and expire three years from that date. These warrants were valued at $10,000.

On February 4, 1998 the Company issued to a consultant, warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants were issued in consideration for services rendered in raising equity capital for the Company. The warrants expire on February 4, 1999 and were valued at $38,000.

On April 30, 1998, the Company issued to a consultant, warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share for services to be rendered to the Company during the succeeding 12 months. These warrants were valued at $80,000, which was reflected in prepaid expenses and other current assets on the April 30, 1998 consolidated balance sheet. These warrants expire on April 30, 2001.

In May 1998, the Company issued to a consultant, warrants to purchase
10,000 shares of the Company's common stock at an exercise price of $2.125 per share for services to be rendered to the Company during the succeeding two months. These warrants expire on May 23, 2001.

In May 1998, the Company rescinded warrants to purchase 500,000 shares of the Company's common stock that had been issued to a consultant with an exercise price of $2.40 per share. The warrants were rescinded due to the consultant's failure to perform services required by contract.

NOTE 10 - STOCK OPTIONS

On February 10, 1998, the Company's Board of Directors authorized the issuance of options to purchase 935,000 shares of the Company's common stock. These stock options may be exercised over a period of ten years at the fair market value on the date of the grant ($1.343 per share) and generally carry such

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1998 AND 1997



NOTE 10 - STOCK OPTIONS (continued)

other terms as are outlined in the Company's Stock Option Plan. The stock options were granted to the following officers, directors and certain employees of the Company.

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

     - 150,000 options to the Senior Vice President and Chief Operating Officer of the Company

     - 50,000 options to the Vice President of Finance and Chief Accounting Officer of the Company

     - 50,000 options to the Secretary of the Company

     - 135,000 options to other employees of the Company

On May 15, 1998, the Company's Board of Directors authorized the issuance of options to purchase 300,000 shares of the Company's common stock. These stock options may be exercised over a period of ten years at the fair market value on the date of the grant ($2.25 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan. Each of the two outside members of the Company's Board of Directors received 100,000 options and a key employee of the Company also received 100,000 options.

Also in May 1998, the Company issued options to purchase a total of 122,000 shares of the Company's common stock to several new employees of the Company. These stock options may be exercised over a period of ten years at the fair market value on the date of the grant (weighted average price of $1.6137 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan.

NOTE 11 - INCOME TAXES

There is no income tax benefit for operating losses for the three and nine month periods ended April 30, 1998 and 1997 due to the following:

     Current tax benefit  - the operating losses cannot be carried back to earlier years.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 1998 AND 1997



NOTE 11 - INCOME TAXES (continued)

     Deferred tax benefit - the deferred tax assets were offset by a valuation allowance required by FASB Statement 109, "Accounting for Income Taxes." The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

NOTE 12 - NET LOSS PER COMMON SHARE

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

General Operations
------------------
     Clariti Telecommunications International, Ltd. ("the Company") is pursuing a business strategy of bringing new telecommunications products and services to world markets. During the nine months ended April 30, 1998, the Company conducted activities directed toward the research and development of its Digital Voice Paging System. Effective March 4, 1998, the Company changed its name from Sigma Alpha Group, Ltd. to Clariti Telecommunications International, Ltd. to reflect the fact that, over the last two years, the Company has refocused its business to concentrate solely on telecommunications.


Recent Developments
-------------------
     The Company previously announced that it signed a letter of intent to acquire all of the outstanding capital stock of General Atronics Corporation and its subsidiaries ("GAC"), a privately held defense communications subcontractor. Completion of the acquisition was contingent on negotiation of a definitive acquisition agreement acceptable to the Company and GAC's shareholders. On April 9, 1998, after several months of negotiations, both parties mutually agreed to terminate acquisition discussions.

     On May 20, 1998, the Company signed an engagement letter with a major investment banking firm to assist the Company in raising the additional equity capital necessary to achieve the Company's objectives.

     On April 28, 1998, the Company announced that its digital voice paging "Beta system" was successfully operating in Philadelphia. The Beta system is comprised of multiple handheld, battery-operated voice pagers receiving pages over Clariti's FM paging system. The pages were sent over the SCA subcarrier frequencies of WIOQ 102.1 FM, a commercial radio station in Philadelphia.

Nine Months Ended April 30, 1998
vs. Nine Months Ended April 30, 1997
-------------------------------------

Results of Operations

     For the nine months ended April 30, 1998, the Company incurred a net loss of $3,161,000, or $.16 per share of common stock, on no revenue compared to a net loss of $2,272,000, or $.13 per share of common stock, on revenues of $348,000 for the nine months ended April 30, 1997.

     During the nine months ended April 30, 1997, Global Telecommunications of Delaware, Inc. ("Global"), the Company's 80-percent owned subsidiary, recognized $348,000 of revenue from the sale of approximately 12,400 of its stock information receiver ("SIR") units. However, in August 1997 the Company suspended Global's SIR program after concluding that its limited capital resources would not allow for the continued development of the SIR system in parallel with the Company's core business strategy of developing and
commercializing its Digital Voice Paging technology.   Since no SIR units were
sold in the nine months ended April 30, 1998 and since the Digital Voice Paging System is still under development, the Company had no operating revenues in the nine months ended April 30, 1998.

     The $889,000 increase in net loss was primarily due to higher research and development expenses, consulting fees, officers' compensation, other salaries and payroll costs, lower interest income and higher interest expense. Partially offsetting these increases were lower travel expenses and other operating expenses. Also contributing to the increase in net loss was the absence of gross profit of $34,000 incurred on the sale of SIR units during the nine months ended April 30, 1997.

     Research and development costs increased $722,000 due to costs incurred during the nine months ended April 30, 1998 on developing the Digital Voice Paging System. Consulting fees increased $132,000 for the nine months ended April 30, 1998 primarily due to higher fees paid to investment bankers and other consultants who assisted the Company in raising equity capital, developing strategic alliances and negotiating contracts. Officers' compensation increased $106,000 for the nine months ended April 30, 1998 primarily due to the hiring of a new Senior Vice President and Chief Operating Officer in July 1997 and a new President in October 1997. Other salaries and payroll costs increased $86,000 for the nine months ended April 30, 1998 due to higher salaries, payroll taxes and medical benefits attributable to the addition of new employees. Interest expense increased $26,000 for the nine months ended April 30, 1998 due to the issuance of $250,000 of notes payable in January 1998, while interest income decreased $29,000 for the same period due to lower cash balances available for investment. Travel and other operating expenses declined $84,000 and $182,000, respectively, for the nine months ended April 30, 1998 largely due to the suspension of Global's SIR program in China in 1997. Lower filing fees also contributed to the decline in other operating expenses.

Three Months Ended April 30, 1998
vs. Three Months Ended April 30, 1997

---------------------------------------

Results of Operations

     For the three months ended April 30, 1998 ("Fiscal 3Q98"), the Company incurred a net loss of $829,000, or $.04 per share, on no sales compared to a net loss of $1,061,000, or $.06 per share, on no sales for the three months ended April 30, 1997 ("Fiscal 3Q97").

     The $232,000 decrease in net loss in Fiscal 3Q98 is primarily due to lower travel and other operating expenses and lower consulting and professional fees. Partially offsetting these increases were higher officers' compensation, higher interest expense and lower interest income.

     Travel expenses and other operating expenses decreased $111,000 and $143,000, respectively, in Fiscal 3Q98 largely due to the suspension of Global's SIR program in China in 1997. Lower filing fees also contributed to the decline in other operating expenses. Consulting fees and professional fees decreased $63,000 and $35,000, respectively, in Fiscal 3Q98 primarily due to lower fees paid to investment bankers and attorneys who assisted the Company in raising equity capital and negotiating contracts. Officers' compensation increased $89,000 in Fiscal 3Q98 due to the hiring of a new Senior Vice President and Chief Operating Officer in July 1997 and a new President in October 1997. Interest expense increased $20,000 in Fiscal 3Q98 due to the issuance of $250,000 of notes payable in January 1998, while interest income decreased $29,000 for the same period due to lower cash balances available for investment.

Liquidity and Capital Resources

     At April 30, 1998, the Company had working capital of $119,000 as compared to working capital of $1,412,000 at July 31, 1997. The working capital decrease of $1,293,000 largely reflects the use of cash in operations during the nine months ended April 30, 1998, partially offset by proceeds from the sale of capital stock and loans payable.

     Management is aware that significant additional funding will be required in order to achieve its business objectives. Management has been actively soliciting additional equity investments. In January 1998 the Company obtained convertible demand loans totaling $250,000, the balance of which was converted into common stock in April 1998. During the quarter ended April 30, 1998, the Company raised $575,000 (less $57,500 of commissions) through the sale of 57,500 shares of Series D convertible preferred stock and $1,090,000 through the sale of 1,090,000 shares of the Company's common stock. In addition, the Company was able to conserve its cash by using common stock and common stock warrants to pay for $408,000 in costs during the quarter ended April 30, 1998. Efforts to raise additional equity capital continued in May and June 1998 with the sale of an additional 1,000,000 shares of common stock for proceeds of $1,250,000.

     There can be no assurances, however, that sufficient funding will continue to be generated or available, or if available, on terms acceptable to the Company. In addition, management is aware that there can be no assurances that its Digital Voice Paging System will be developed into a commercially viable business.

PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended July 31, 1997.

          Item 2.   Recent Sales of Unregistered Securities

     The following information sets forth all shares of the Company's $.001 par value common stock, $.001 par value preferred stock, and warrants to purchase the Company's $.001 par value common stock issued by the Company since July 31, 1997, none of which were registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance.

                            COMMON STOCK ISSUANCES
                            ----------------------
                                                 Number         Total
   Date               Name                      of Shares    Consideration
 --------   -------------------------------   ------------   -------------
  Oct-97    John Patten                       1,328,220       $        0(a)
  Nov-97    Joseph Fannelli                      10,000              100(b)
  Apr-98    Karen Eidiloth                      200,000          200,000
  Apr-98    Stuart Gimbel                       100,000          100,000
  Apr-98    Alfred Sussman                       25,000           25,000
  Apr-98    Bernard Kobrovsky, Trustee           30,000           30,000
  Apr-98    Harry Berman                         35,000           35,000
  Apr-98    FMS profit Sharing Plan             200,000          200,000
  Apr-98    George Parlby                        50,000           50,000
  Apr-98    Marjorie K. Hansen                   50,000           50,000
  Apr-98    Fred C. Applegate/Fred C.
             Applegate Trust                     50,000           50,000
  Apr-98    Tanya Christopher                    50,000           50,000
  Apr-98    PMG Eagle Fund                      300,000          300,000
  Apr-98    Richard Hansen                      200,000(c)       200,000(c)
  Apr-98    Pennsylvania Merchant Group         280,721(d)       280,721(d)
  Apr-98    James Saltzman                       59,781(d)        59,781(d)
  May-98    Royal Bank of Scotland               50,000           62,500
  May-98    Bank of New York                    150,000          187,500
  Jun-98    Stephen Garafolo                    800,000        1,000,000

                      SERIES D PREFERRED STOCK ISSUANCES
                      ----------------------------------
                                                   Number        Total
   Date               Name                       of Shares   Consideration
 --------   -------------------------------      ---------   -------------
  Feb-98    LGT Bank in Liechtenstein Vaduz      20,000(e)      $200,000
  Mar-98    Erste Bank                           10,000(e)       100,000
  Apr-98    Bank of Scotland Isle of Man          7,500(e)        75,000
  Apr-98    Bank of Scotland Isle of Man          2,000(e)        20,000
  Apr-98    Sigler c/o Chase Manhattan Bank      16,600(e)       166,000
  Apr-98    Bath Street Nominees                  1,400(e)        14,000

                          COMMON STOCK WARRANTS ISSUED
                          ----------------------------
                                                  Number           Fair
   Date               Name                      of Shares         Value
 --------   -------------------------------     ----------       -------
  Jan-98    Pennsylvania Merchant Group          40,000(f)       $14,426
  Jan-98    James Saltzman                       10,000(f)         3,606
  Jan-98    Epicon Asset Management             100,000(g)         9,982
  Feb-98    Epicon Asset Management             200,000(g)        38,379
  Apr-98    Stuart Kobrovsky                    350,000(g)        79,856
  May-98    Michael Lurie                        10,000(g)         3,232

  (a) Common shares issued in exchange for conversion of 664,110 shares of Series B Preferred Stock.

  (b) Common shares issued upon exercise of a common stock purchase warrant at an exercise price of $.01 per share.

  (c) Common shares valued at $1.00 per share issued as consulting fees related to purchase of remaining 20% of Global Telecommunications of Delaware, Inc., a subsidiary of the Company.

  (d) Common stock valued at $1.00 per share issued for consulting fees and in payment of accrued interest and principal due on loans payable.

  (e) Series D Preferred Stock issued for $10.00 per share was immediately converted into shares of the Company's common stock on a basis of 1 Series D Preferred share for 10 shares of common stock.

  (f) Warrants to purchase a total of 50,000 shares of the Company's common stock were issued in connection with its short-term borrowing of $250,000 in January 1998. These warrants may be exercised at $1.50 per share and expire on January 15, 2003.

  (g) Warrants to purchase a total of 660,000 shares of the Company's common stock were issued in exchange for consulting services performed or to be performed in the future. The terms of such warrants are as follows:

      - In January 1998, 100,000 warrants were issued, 50,000 of which are exercisable at $1.3125 per share and expire on January 26, 2001, and 50,000 of which become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-CAP Market and expire three years from that date.

      - In February 1998, the Company issued 200,000 warrants that are exercisable at $1.25 per share and expire on February 4, 1999.

      - In April 1998, the Company issued 350,000 warrants that are exercisable at $1.50 per share and expire on April 30, 2001.

      - In May 1998, the Company issued 10,000 warrants that are exercisable at $2.125 per share and expire on May 26, 2001.

The security issuances set forth above are exempt from registration with the Securities and Exchange Commission pursuant to Regulation S as transactions with non-U.S. persons or Section 4(2) as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities for general corporate purposes, including the development of its Digital Voice Paging technology.

     The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. The Company intends to register substantially all of the common stock described above by filing a registration statement with the Securities and Exchange Commission in the near future.

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    Reports on Form 8-K:

                    The Company filed a Form 8-K on March 4, 1998. The report disclosed in Item 5 that the Company had changed its name from Sigma Alpha Group, Ltd. to Clariti Telecommunications International, Ltd.

                    The Company filed a Form 8-K on April 24, 1998. The report disclosed in Item 5 that the Company had terminated negoti-ations with General Atronics Corporation ("GAC") regarding the possible acquisition of GAC by the Company.

                    Exhibit - 27.  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 15, 1998



                        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                        (REGISTRANT)



                                   By: s/James M. Boyd, Jr.
                                       --------------------
                                       James M. Boyd, Jr.
                                       Vice President of Finance
                                       and Chief Accounting Officer