Form 10KSB/A
period 1997-07-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-06-29
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                             Amendment No. 1 to
                                Form 10-KSB

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

     Global commercialized the SIR in China during 1996; however, the Company suspended the SIR program to conserve resources for development of its Digital Voice Paging System (see"Stock Information Receiver"). As of October 29, 1997, the Company's Digital Voice Paging System was still under development and no testing of the related technology had been performed.

     Commercialization of the Company's Digital Voice Paging System also requires access to existing FM radio stations broadcasting in the respective marketplaces. The Company believes that only minimal modification to existing FM radio station transmitters is necessary to utilize the Company's Digital Voice Paging System. The Company expects to use a joint venture approach to market the Digital Voice Paging System, joining forces with local companies that have better knowledge of local market conditions and are better positioned to educate radio station owners regarding the advantages of the Company's products. The Company expects the joint ventures to lease the use of the radio station's FM-SCA channels at a cost competitive with other potential users of SCA channels in the area.

    The Company's Digital Voice Paging technology utilizes FM-SCA channels available on all FM radio frequencies worldwide. In the United States, the Federal Communications Commission ("FCC") considers FM-SCA channels to be part of the total FM frequency allocated to a radio station and therefore does not separately license or regulate FM-SCA channels. The Company believes that regulators in the foreign markets it plans to enter take a similar position in their countries to that of the FCC regarding the licensing and regulation of FM-SCA channels. The Company plans to rely on its local joint venture partners to facilitate access to and use of FM-SCA channels in the local markets. There can be no assurance that the Company will be successful in this regard.

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

Base Station

     The base station features accessory equipment built around an existing FM radio transmitter and includes a Pager Terminal (also referred to as a call processor) and an SCA Generator. The Pager Terminal automatically answers incoming telephone calls, prompts the caller for the subscriber's personal identification number and records actual voice messages like a standard voicemail system. Voice messages are digitally compressed into a compact paging message and a destination pager address is appended. The messages are then forwarded to the SCA Generator for modulation and mixing with the FM station main channel programming. This composite signal is then broadcast through the existing FM transmitter. With the use of existing FM transmitters, the Company believes that its system installation costs are several orders of magnitude less than traditional paging systems. The cost of a base station is expected to be approximately $130,000, including installation and training.

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

     In June 1996, Global received its first order for SIR units from Pearl River Economic Radio, an affiliate of Radio Guangdong, in China. However, Global has discontinued manufacturing the first generation of SIR units ("SIR 100") due to certain "locking" problems that limited the reception of stock market information programming in a percentage of such units. Consequently, it will be necessary to complete the development of a second generation of SIR units ("SIR 200") designed to improve upon the performance of the SIR 100. Global has expended approximately $1,600,000 in developing the SIR system.

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

     As of October 10, 1997, the Company had several judgments related to accounts payable and taxes payable, the aggregate amount of which is not material to the Company's results of operations and cash flows. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments.

In September 1997, Global Telecommunications of Delaware, Inc. ("Global") the Company's 80 percent owned subsidiary, was served with a Summons and Complaint by a former supplier of electronic parts in the U.S. District Court for the Eastern District of Pennsylvania.. The Complaint seeks specific performance of a contract and plaintiff claims they are entitled to receive approximately $106,000 from Global. Global has filed an answer to the complaint denying complainant's right to receive any monetary compensation.

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

Year Ended July 31, 1997
vs. Year Ended July 31, 1996
________________________

Results of Operations

     For the year ended July 31, 1997 ("Fiscal 1997"), the Sigma Alpha incurred a net loss of $4,450,000 on revenues of $350,000 compared to a net loss of 2,189,000 on revenues of $2,000 for the year ended July 31, 1996 ("Fiscal
1996"). The increase in the net loss of $2,261,000 was primarily due to a $687,000 provision for write-down of assets and other accruals in Fiscal 1997, as well as higher officers' compensation ($482,000), other salaries and payroll costs ($112,000), consulting fees ($666,000), professional fees ($82,000), travel ($91,000) and other operating expenses ($97,000).

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
                                                _________

     Global's inventory was written down to estimated net realizable value
($78,000) and all other SIR assets were written off entirely. It is reasonably possible that a further write-down of the inventory may be necessary if Global is unable to utilize the inventory in future products and/or sell the inventory at or above net realizable value.

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

     For Fiscal 1997, other salaries and payroll costs were $243,000 as compared to $131,000 for Fiscal 1996, an increase of $112,000, or 85%. The increase was attributable to higher payroll taxes and higher non-officer salaries. For Fiscal 1997, consulting fees were $985,000 as compared $319,000 for Fiscal 1996, an increase of $666,000, or 209%. The increase was primarily due to the adoption of FASB Statement 123 which valued common stock warrants granted to investment banking consultants at $379,000. The increase in consulting fees was also attributable to several new consulting agreements entered during Fiscal 1997 to assist the Company in raising more equity capital. Directors' fees declined $38,000, or 70%, in Fiscal 1997 due to the absence of common stock granted to the outside directors in Fiscal 1996.
Professional fees increased $82,000, or 55%, in Fiscal 1997 due to higher legal fees, which resulted primarily from the Company's expanded efforts to finance its operations, including $67,000 incurred to the Company's securities counsel.

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

     In April 1995, the Company entered into a Separation Agreement with Joseph
Tarsia, the former Chairman of the Board of Directors of the Company (the
"Former Chairman").  At the time of the Former Chairman's separation, he held
1,740,063 shares of the Company's common stock and the Company owed the Former
Chairman and certain parties related to the Former Chairman a total of $2,038,000 ("Debt Due the Former Chairman"). In conjunction with the Former
Chairman's separation from the Company, Kathleen Patten, a third party investor
(the "Third Party"), purchased all of the Former Chairman's shares of common stock in the Company for $417,000. In addition to the Former Chairman's stock, the Third Party also acquired all of the Debt Due the Former Chairman. The
Third Party then agreed to release the Company of all obligations and claims under the Debt Due the Former Chairman in consideration for payment by the Company of $61,000 in cash and 395,000 shares of the Company's Series B
Preferred Stock. The Preferred Stock was valued at $1,977,000, the difference between the total face value of the Debt Due the Former Chairman assumed by the Third Party and the $61,000 cash payment. In accordance with the terms of the Former Chairman's Separation Agreement, the Company is contingently liable to pay the Former Chairman up to a maximum of $2,000 per week until such time that the Third Party has completed making all payments to the Former Chairman required under the terms of the Third Party's agreement with the Former
Chairman. Pursuant to the Separation Agreement, amounts paid by the Company to the Former Chairman were $17,750 and $18,750 in the years ended July 31, 1997 and 1996, respectively. In addition, $61,750 has been accrued as of July 31, 1997, which represents the estimated maximum liability to the Former Chairman in the event that the Third Party fails to perform. As of October 29, 1997, the Third Party had not completed making all required payments to the Former
Chairman.  See Note 7 to the Consolidated Financial Statements.

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






     The Company is actively trying to raise the required funds.  Effective
August 18, 1997, the Company filed a registration statement to register
5,000,000 shares of the Company's common stock at $2.00 per share.  In October
1997, the Company chose to terminate the offer as sufficient demand did not exist for the Company's securities at that time. The Company declined the only subscription tendered to purchase its common stock under the registration statement as the amount of funds under such subscription would not materially assist the Company in its operations. The Company has undertaken efforts to raise additional equity capital through alternate sources, primarily private placements to institutional investors.

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





                                   18

























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

          B.   Consolidated Balance Sheets at July 31, 1997
                and 1996                                          F-2 to F-4

          C.   Consolidated Statements of Operations for the
                years ended July 31, 1997 and 1996                F-5

          D.   Consolidated Statements of Stockholders' Equity
                for the years ended July 31, 1997 and 1996        F-6 to F-9

          E.   Consolidated Statements of Cash Flows for the
                years ended July 31, 1997 and 1996                F-10 to F-11

          F.   Notes to Consolidated Financial Statements         F-12 to F-27














































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

                  SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JULY 31, 1997 AND 1996

Goodwill
________
The Company amortizes goodwill on a straight-line basis over a 5 year period. Goodwill in the consolidated financial statements relates to the Company's
1995 acquisition of an 80% interest in Global. Recoverability of such goodwill is evaluated based on the estimated expected future cash flows from the future commercialization of Global's technology in relation to the net book value of the goodwill. Amortization recorded was $16,000 in each of the years ended July 31, 1997 and 1996. Accumulated amortization was $38,000 and $22,000 at July 31, 1997 and 1996, respectively.

Minority Interest
_________________
As of July 31, 1997, Global had incurred net losses aggregating $1,921,000 in excess of the Company's equity interest in Global. Management believes it is more likely than not that the receivable from the minority interest will not be recoverable and therefore, the Company has recorded 100% of Global's losses.

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
                                                _________

Global's inventory was written down to estimated net realizable value ($78,000) and all other SIR assets were written off entirely.

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

Legal Proceedings
_________________
As of July 31, 1997, the Company had several judgments outstanding against it related to accounts payable and taxes payable, the aggregate amount of which is not material to the Company's results of operations and cash flows. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments.

In September 1997, Global Telecommunications of Delaware, Inc. ("Global") the Company's 80 percent owned subsidiary, was served with a Summons and Complaint by a former supplier of electronic parts in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint seeks specific performance of a contract and plaintiff claims they are entitled to receive approximately $106,000 from Global. Global has filed an answer to the complaint denying complainant's right to receive any monetary compensation.

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
___________________________________________________________________________

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended July 31, 1997 and 1996. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 0%, and a risk-free interest rate of 5.5%.

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
of the Board

    (1) During the year ended July 31, 1997, Mr. Pelullo was paid salaries of $480,000, including $22,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $106,000 for his accumulated but unpaid vacation pay since the inception of his employment contract with the Company. As of July 31, 1997, accrued but unpaid compensation due Mr. Pelullo was $17,000.

    (2) During the year ended July 31, 1996, Mr. Pelullo was paid salaries of $365,000. As of July 31, 1996, accrued but unpaid compensation due Mr. Pelullo was $24,000.

    (3) During the year ended July 31, 1995, Mr. Pelullo was paid $724,000 of which $380,000 represented the payment of accrued but unpaid salaries
        from prior years.   In July 1995, $544,000 in accrued compensation due
        Mr. Pelullo was retired in exchange for approximately 109,000 shares of Series C Preferred Stock.

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

    (3) The Company's transfer records indicate that Mr. Tarsia owns 1,740,063 shares of the Company's common stock. However, the Company has been advised by Mr. Tarsia that all of his shares have been sold to Kathleen Patten. Therefore, the Company has concluded that such shares are beneficially owned by Ms.Patten (see Note 4 below).

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

     In July 1997, 350,000 options were granted to David Bryan, the Company's newly hired Senior Vice President and Chief Operating Officer. The exercise price of the options is $2.00 per share, the market price on the date the COO's employment with the Company commenced. The options vest over a three year period and remain in effect for ten years from the date of the grant.

     In October 1997, 500,000 options were granted to Michael McAndrews, the Company's newly hired President. The exercise price of the options is $2.00 per share, the market price on the date the President's employment with the Company commenced. The options vest over a three year period and remain in effect for ten years from the date of the grant.

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

     The Company entered into a consulting agreement ("Consulting Agreement") for a period of three years commencing April 1, 1993 with Jacob Der Hagopian (the "Consultant"). The Consultant agreed to provide consulting services to the Company in the areas of general corporate finance, business plan development, corporate reorganization, communication, and negotiations. Pursuant to the Consulting Agreement, the Company issued 350,000 shares of its common stock as consideration for Mr. Der Hagopian's entry into the Consulting Agreement and agreed to pay a weekly retainer of $2,500 subject to increases based upon future financing and/or revenues. As of August 1, 1994, the weekly retainer payable to Mr. Der Hagopian was increased to $4,000. The Company has also agreed to reimburse the Consultant for any out of pocket expenses. The Consulting Agreement may be terminated for cause or amended upon the mutual written consent of both parties. If the Company elects to terminate the Agreement, any money due or required to be paid shall be accelerated and payable upon termination. In August 1996, the Company's Board of Directors authorized a three year extension of the Consulting Agreement and a $200 per week increase in Mr. Der Hagopian's consulting fee to $4,200 per week commencing upon receipt by the Company of substantial additional equity, which the Company received. In April 1997, the Board of Directors authorized an $800 per week increase in Mr. Der Hagopian's consulting fee to $5,000 per week. Total consulting fees paid to Mr. Der Hagopian were $232,000 and $60,000 during the year ended July 31, 1997 and during the period from August 1, 1997 to October 29, 1997, respectively.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

3(i)  Articles of Incorporation (a)
3(ii) Bylaws (a)
10.1  Amendment to Employment Agreement between Registrant and Joseph
       Tarsia (b)
10.2 Form of Agreement between Global Telecommunications of Delaware, Inc. and Guangdong Radio Station - Pearl River Stock Market Radio (c)
10.3  Employment Agreement with James M. Boyd, Jr. *
10.4  Employment Agreement with David C. Bryan *
10.5  Employment Agreement with Michael P. McAndrews *
10.6  Separation Agreement between the Registrant and Joseph Tarsia (a)
21.1  Subsidiaries of the Registrant
      (i) Global Telecommunications of Delaware, Inc. (80% owned - incorporated in Delaware))
27.1  Financial data schedule *

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

                                   SIGMA ALPHA GROUP, LTD.



                                   By:  s/Peter S. Pelullo
                                        _____________________
                                        Peter S. Pelullo
                                        Chief Executive Officer

Dated: June 29, 1998

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
_________                     _____                         ____

s/Peter S. Pelullo            Chief Executive Officer       June 29, 1998
Peter S. Pelullo              and Chairman of the Board

s/James M. Boyd, Jr.          Vice President of Finance     June 29, 1998
James M. Boyd, Jr.            and Chief Accounting
                              Officer

s/John N. D'Anastasio         Director                      June 29, 1998
John N. D'Anastasio

s/Robert J. Sannelli          Director                      June 29, 1998
Robert J. Sannelli
