Form 10KSB/A
period 1997-07-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-07-24
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                             Amendment No. 2 to
                                Form 10-KSB

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

Year Ended July 31, 1997
vs. Year Ended July 31, 1996
________________________

Results of Operations

     For the year ended July 31, 1997 ("Fiscal 1997"), the Sigma Alpha incurred a net loss of $7,297,000 on revenues of $350,000 compared to a net loss of 2,189,000 on revenues of $2,000 for the year ended July 31, 1996 ("Fiscal
1996"). The increase in the net loss of $5,108,000 was primarily due to a $687,000 provision for write-down of assets and other accruals in Fiscal 1997, as well as higher officers' compensation ($2,294,000), other salaries and payroll costs ($112,000), consulting fees ($1,701,000), professional fees
($82,000), travel ($91,000) and other operating expenses ($97,000).

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

     For Fiscal 1997, officers' compensation was $2,834,000 as compared to $540,000 for Fiscal 1996, an increase of $2,294,000, or 425%. The increase was primarily due higher compensation received by the Company's Chairman in the form of (1) 1,250,000 shares of the Company's restricted common stock valued at $2,000,000, (2) $106,000 of accumulated but unpaid vacation pay since the inception of the Chairman's employment contract with the Company, (3) $49,000 of compensation resulting from retirement of the Company's Series C preferred stock, and (4) scheduled increases in the Chairman's salary. The increase was also attributable to higher salaries for other officers.

     For Fiscal 1997, other salaries and payroll costs were $243,000 as compared to $131,000 for Fiscal 1996, an increase of $112,000, or 85%. The increase was attributable to higher payroll taxes and higher non-officer salaries. For Fiscal 1997, consulting fees were $2,020,000 as compared to $319,000 for Fiscal 1996, an increase of $1,701,000, or 533%. The increase was primarily due to the adoption of FASB Statement 123 which valued common stock warrants granted to investment banking consultants at $1,415,000. The increase in consulting fees was also attributable to several new consulting agreements entered during Fiscal 1997 to assist the Company in raising more equity capital. Directors' fees declined $38,000, or 70%, in Fiscal 1997 due to the absence of common stock granted to the outside directors in Fiscal 1996.
Professional fees increased $82,000, or 55%, in Fiscal 1997 due to higher legal fees, which resulted primarily from the Company's expanded efforts to finance its operations, including $67,000 incurred to the Company's securities counsel.

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

     In April 1995, the Company entered into a Separation Agreement with Joseph
Tarsia, the former Chairman of the Board of Directors of the Company (the
"Former Chairman").  At the time of the Former Chairman's separation, he held
1,740,063 shares of the Company's common stock and the Company owed the Former
Chairman and certain parties related to the Former Chairman a total of $2,038,000 ("Debt Due the Former Chairman"), the details of which are disclosed in the following table.

          Obligee                    Nature of the Debt               Amount
-------------------------------   -----------------------           ----------
Joseph Tarsia                       Accrued compensation            $1,080,000
Joseph Tarsia                       Loan payable                        42,000
Joseph and Cecelia Tarsia (H/W)     Loan payable                       332,000
Sigma Sound Services, Inc.(1)       Loan payable                       113,000
Sigma Sound Studios Profit
  Sharing Plan (2)                  Loan payable                       471,000
                                                                    ----------
Total Debt Due the Former Chairman                                  $2,038,000
                                                                    ----------
(1) The Former Chairman is the President and sole owner of all of the outstanding common stock of Sigma Sound Services, Inc.

(2) The Former Chairman is Trustee of the Sigma Sound Studios Profit Sharing
    Plan.

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

As discussed in Note 12 to the consolidated financial statements, restricted common stock issued to the Chairman of the Board and common stock warrants issued to non-employees during the year ended July 31, 1997 were revalued.
Accordingly, the 1997 financial statements have been restated to reflect the revaluation of the issuance of the restricted common stock to the Chairman of the Board and the revaluation of the issuance of common stock warrants.


                                    s/COGEN SKLAR LLP
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
October 16, 1997, except for Note 12,
as to which the date is July 23, 1998








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
                                                 ________         _______

     STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES A, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 750,000 shares; issued and
   outstanding, 0 shares at July 31, 1997 and
   178,000 shares at July 31, 1996                   -                -
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 800,000 shares; issued and
   outstanding, 664,000 shares at July 31,
   1997 and 1996                                     1,000            1,000
  SERIES C, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 109,000 shares; issued and
   outstanding, 0 shares at July 31, 1997 and
   97,000 shares at July 31, 1996                    -                -

  ADDITIONAL PAID-IN CAPITAL                     3,321,000        4,690,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 18,907,000 shares at July 31, 1997 and
 14,809,000 at July 31, 1996                        19,000           15,000

  WARRANTS OUTSTANDING                           1,540,000            2,000

  ADDITIONAL PAID-IN CAPITAL                    24,048,000       16,471,000

ACCUMULATED DEFICIT                            (27,405,000)     (20,108,000)
                                                __________       __________
TOTAL STOCKHOLDERS' EQUITY                       1,524,000        1,071,000
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,898,000      $ 1,459,000
                                                ==========       ==========


The accompanying notes are an integral part of these consolidated financial Statements.
                                   F-4

                       SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED JULY 31, 1997 AND 1996
                            (Rounded to Nearest Thousand)
                                                1997         1996
                                             __________   _________
SALES                                        $  348,000   $    -
COST OF SALES                                   314,000        -
                                             __________    _________
GROSS PROFIT                                     34,000        -
                                             __________    _________
OPERATING EXPENSES:
  Officers' compensation                      2,834,000      540,000
  Other salaries and payroll costs              243,000      131,000
  Consulting fees                             2,020,000      319,000
  Directors' fees                                16,000       54,000
  Professional fees                             230,000      148,000
  Marketing expenses                            123,000        -
  Research and development                      445,000      434,000
  Travel                                        449,000      358,000
  Provision for write-down of assets and
   other accruals                               687,000        -
  Other                                         366,000      269,000
                                              _________    _________
TOTAL OPERATING EXPENSES                      7,413,000    2,253,000
                                              _________    _________
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER
 INCOME (EXPENSE) AND EXTRAORDINARY GAIN     (7,379,000)  (2,253,000)
                                              _________    _________
OTHER INCOME (EXPENSE)
 Royalties                                        2,000        2,000
 Interest income                                 80,000       21,000
 Interest expense                                 -          (21,000)
                                              _________    _________
                                                 82,000       (2,000)
                                              _________    _________

LOSS BEFORE EXTRAORDINARY GAIN               (7,297,000)  (2,251,000)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT      -           62,000
                                              _________    _________
NET LOSS                                    $(7,297,000) $(2,189,000)
                                              =========    =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       17,519,000   13,848,000

NET LOSS PER COMMON SHARE
 Net loss before extraordinary gain         $     (0.42)  $    (0.16)
 Extraordinary gain on extinguishment of debt      -            -
                                              _________    _________
NET LOSS PER COMMON SHARE                    $    (0.42)  $    (0.16)
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

                                     COMMON STOCK
                   ___________________________________________________________
                                         COMMON                   ADDITIONAL
                    NUMBER OF             STOCK       WARRANTS     PAID-IN
                     SHARES    AMOUNT   SUBSCRIBED   OUTSTANDING   CAPITAL
                   __________  ______   __________   ___________  __________
BALANCES,
 JULY 31, 1996     14,809,000  $15,000  $    -        $    2,000  $16,471,000
Year ended
 July 31, 1997:
  Issuance of
   common stock     2,625,000    3,000       -             -        5,247,000
  Commissions           -        -           -             -         (525,000)
  Officer's
   compensation     1,255,000    1,000       -             -        2,011,000
  Consulting fees      32,000    -           -             -           65,000
  Preferred Series
   A conversion       178,000    -           -             -          882,000
  Settlement of
   lawsuit              8,000    -           -             -           18,000
  Warrants issued
   for cash             -        -           -             3,000        -
  Warrants issued
   for services         -        -           -         1,535,000     (121,000)
                   __________   ______   _________   ___________    __________

BALANCES,
 JULY 31, 1997     18,907,000  $19,000  $    -        $1.540,000   $24,048,000
                   ==========   ======   =========   ===========    ==========

                               ACCUMULATED DEFICIT
                               ___________________
BALANCE, AUGUST 1, 1995        $(17,919,000)
Net loss                         (2,189,000)
                                ___________

BALANCE JULY 31, 1996           (20,108,000)
Net loss                         (7,297,000)
                                ___________

BALANCE JULY 31, 1997          $(27,405,000)
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
                                 ========      =======      =========



















The accompanying notes are an integral part of these consolidated financial statements.
                                          F-9

                             SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED JULY 31, 1997 AND 1996
                                 (Rounded to Nearest Thousand)

                                             1997            1996
                                          ___________       ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(7,297,000)    $(2,189,000)
 Adjustments to reconcile net loss
  to net cash flows used in operating
  activities:
   Provision for write-down of assets
    and other accruals                       687,000           -
   Extraordinary gain on extinguishment
    of debt                                    -             (62,000)
   Depreciation  of property and
    equipment and amortization of
    goodwill and patent                       46,000          34,000
   Amortization of unearned compensation       -               8,000
   Issuance of common stock for:
    Directors fees                             -              50,000
    Officer compensation                   2,012,000           -
    Consulting fees                           65,000           -
    Settlement of lawsuit                     18,000           -
   Issuance of warrants for services       1,414,000           2,000
(Increase) decrease in:
  Receivable from underwriting                 -             198,000
  Accounts receivable                       (143,000)          -
  Inventory                                 (472,000)       (119,000)
  Prepaid expenses and other current
   assets                                    (26,000)        (13,000)
 Increase (decrease) in:
  Accounts payable                            65,000         107,000
  Taxes, other than income taxes              45,000         (56,000)
  Accrued wages - officers                   (19,000)         40,000
  Accrued expenses and other current
   liabilities                               (23,000)         (2,000)
                                           _________       _________
 Net cash used in operating activities    (3,628,000)     (2,002,000)
                                           _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent and trademark                (16,000)        (10,000)
 Purchase of equipment                       (66,000)        (71,000)
                                           _________         _______
 Net cash used in investing activities       (82,000)        (81,000)
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
                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the year:
   Interest                                 $    -       $   21,000

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Series B Preferred Stock issued for
   conversion of debt                       $    -       $   77,000
  Common stock issued for conversion
   of debt                                  $    -       $    1,000
  Common stock issued for retirement
   of Series A Preferred Stock              $  882,000   $    -
  Common stock warrants issued for
   legal costs of preparing
   registration statement                   $  121,000   $    -

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

Minority Interest
_________________
As of July 31, 1997, Global had incurred cumulative net losses aggregating $2,001,000 in excess of its equity capital, including net losses of $1,197,000 and $710,000 incurred in the years ended July 31, 1997 and 1996, respectively. In accordance with generally accepted accounting principles, the Company has recognized 100% of Global's cumulative net losses, including $400,000 of such net losses applicable to the 20% minority interest.

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

In November 1995, the Company's Board of Directors authorized a 33% increase in the Chairman's stock position upon the next substantial receipt of funding. In August 1996, the Board approved the issuance of 1,250,000 shares of restricted common stock for the Chairman's equity financing efforts. The Company valued the shares at $2,000,000, or $1.60 per share. The valuation discount of 20% compared to market value of approximately $2.00 per share principally reflects the significant restrictions placed on the Chairman's ability to resell the shares.

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

Effective August 1, 1996, the Company adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%. The following is a detailed list of the Company's common stock warrants issued during the year ended July 31, 1997.

     - In August 1996, the Company issued to its SEC counsel warrants to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share in consideration for services rendered. These Warrants expire on August 31, 1999. The Black-Scholes model valued these warrants at $121,000.

     - On December 16, 1996, the Company issued to its investment banker warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share in consideration for $3,000 and services rendered. These warrants expire in December 2001. The Black-Scholes model valued these warrants at $540,000.

                     SIGMA ALPHA GROUP, LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996


     - On February 5, 1997, the Company issued to a consultant warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $3.00 per share in consideration for $3,000 and services rendered. These warrants expire in February 2001. The Black-Scholes model valued these warrants at $411,000.

     - On May 1, 1997, the Company issued to a consultant warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $3.50 per share for services to be rendered between May 1, 1997 and October 31, 1997. These warrants expire on April 30, 1998. The Black-Scholes model valued these warrants at $14,000.

     - On May 1, 1997, the Company issued to a consultant warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share for services to be rendered to the Company as Chairman of an advisory board established by the Board of Directors. These warrants expire on May 1, 2002. The Black-Scholes model valued these warrants at $126,000.

     - On May 8, 1997, the Company issued to a consultant warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.40 per share for services to be rendered to the Company between May 8, 1997 and May 8, 1998. Warrants representing the consultants right to purchase 250,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on May 8, 2000. The Black-Scholes model valued these warrants at $326,000. Warrants representing the consultants right to purchase the 250,000 share balance become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-Cap Market and expire three years from that date. These warrants were assigned a zero value due to the contingent nature of their issuance.

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
___________________________________________________________________________

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended July 31, 1997 and 1996. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

                                                      Year Ended July 31
                                                      1997          1996
                                                  ____________  ____________
Loss before extraordinary gain    As reported     $(7,297,000)  $(2,251,000)
                                  Pro forma       $(8,631,000)  $(5,211,000)

Net loss                          As reported     $(7,297,000)  $(2,189,000)
                                  Pro forma       $(8,631,000)  $(5,149,000)

Net loss per share before         As reported       $(0.42)        $(0.16)
 extraordinary gain               Pro forma         $(0.49)        $(0.38)

Net loss per share                As reported       $(0.42)        $(0.16)
                                  Pro forma         $(0.49)        $(0.37)

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

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS FOR YEAR ENDED JULY 31, 1997

In July 1998 the Company reviewed the valuation assigned to 1,250,000 shares of restricted common stock issued to its Chairman in August 1996 ("Chairman's Restricted Common Stock"). This review resulted in the determination that the independent expert used by the Company to value the Chairman's Restricted Common Stock had valued such stock too low relative to its market value. Accordingly, the Company has restated its financial statements for the year ended July 31, 1997 to reflect an increase in the value assigned to the Chairman's Restricted Common Stock from $188,000 to $2,000,000.

In July 1998 the Company also reviewed the calculations of fair value of common stock warrants issued to non-employees and common stock options issued to employees during the year ended July 31, 1997. This review resulted in the determination that the 0% volatility rate used in the Black-Scholes model calculations was not determined correctly. Accordingly, the Company has restated its financial statements for the year ended July 31, 1997 to reflect a volatility rate of 80%, resulting in an increase in the fair value assigned to common stock warrants issued during the year from $426,000 to $1,538,000. Of the increase of $1,112,000, $1,034,000 was charged to operations and $77,000 was charged to additional paid-in capital representing legal costs of preparing a registration statement.

The impact of these restatements on the consolidated balance sheet as of July 31, 1997 and the consolidated statement of operations for the year then ended is as follows (rounded to nearest thousand, except per share amounts):

                                                  Amounts
                                                Previously       Restated
                                                 Reported         Amounts
                                               -------------   -------------
Loss from continuing operations before other
 income (expense) and extraordinary gain       $ (4,532,000)   $ (7,379,000)
Net loss                                       $ (4,450,000)   $ (7,297,000)
Net loss per share                             $      (0.25)   $      (0.42)
Warrants outstanding                           $    428,000    $  1,540,000
Additional paid-in capital                     $ 22,313,000    $ 24,048,000
Accumulated deficit                            $(24,558,000)   $(27,405,000)

The impact of the restatements also resulted in changes to the consolidated statements of stockholders equity and cash flows for the year ended July 31, 1997 and note 9.

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

Dated: July 23, 1998

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
_________                     _____                         ____

s/Peter S. Pelullo            Chief Executive Officer       July 23, 1998
Peter S. Pelullo              and Chairman of the Board

s/James M. Boyd, Jr.          Vice President of Finance     July 23, 1998
James M. Boyd, Jr.            and Chief Accounting
                              Officer

s/John N. D'Anastasio         Director                      July 23, 1998
John N. D'Anastasio

s/Robert J. Sannelli          Director                      July 23, 1998
Robert J. Sannelli
