Form 10QSB/A
period 1998-04-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-07-24
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                             Amendment No. 1 to
                                Form 10-QSB

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

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    April 30, 1998 (unaudited) and
                    July 31, 1997 (audited)                    3-4

                    Consolidated Statements of Operations
                    for the  nine months and three months
                    ended April 30, 1998 and 1997
                    (unaudited)                                  5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended
                    April 30, 1998 (unaudited)                   6

                    Consolidated Statements of Cash Flows
                    for the  nine months ended April 30,
                    1998 and 1997 (unaudited)                  7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                    9-15

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                16-19

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           20

          Item 2.   Changes in Securities                       20

          Item 3.   Defaults Upon Senior Securities             22

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            22

          Item 5.   Other Events                                22

          Item 6.   Exhibits and Reports on Form 8-K            22

SIGNATURES                                                      23


PART I. - FINANCIAL INFORMATION

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Rounded to Nearest Thousand)

                                               April 30,         July 31,
                                                 1998              1997
                                              -----------       ----------
                                              (Unaudited)        (Audited)
                ASSETS

CURRENT ASSETS
  Cash and equivalents                         $  816,000       $1,688,000
  Inventory                                        78,000           78,000
  Prepaid expenses and other current assets       331,000           20,000
                                                ---------        ---------
                                                1,225,000        1,786,000

PROPERTY AND EQUIPMENT, NET                       263,000           48,000

OTHER ASSETS
  Goodwill                                         30,000           42,000
  Patent and technology                           244,000           22,000
                                                ---------        ---------
                                                  274,000           64,000
                                                ---------        ---------

TOTAL ASSETS                                   $1,762,000       $1,898,000
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
COMMITMENTS AND CONTINGENCIES

               STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 0 shares at April 30, 1998,
   800,000 shares at July 31, 1997; issued and
   outstanding, 0 shares at April 30, 1998
   664,000 shares at July 31, 1997                   -                1,000

  ADDITIONAL PAID-IN CAPITAL                         -            3,321,000

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 22,450,000 shares at April 30, 1998 and
 18,907,000 at July 31, 1997                        22,000           19,000

  ADDITIONAL PAID-IN CAPITAL                    29,516,000       24,048,000

  WARRANTS OUTSTANDING                           2,014,000        1,540,000

ACCUMULATED DEFICIT                            (30,667,000)     (27,405,000)
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                         885,000        1,524,000
                                                ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                        $ 1,762,000      $ 1,898,000
                                                ==========       ==========

See accompanying notes
                                        4

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                            (Rounded to Nearest Thousand)
                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                 APRIL 30,                   APRIL 30,
                          ------------------------   ------------------------
                              1998        1997          1998         1997
                          -----------  -----------   -----------  -----------
SALES                     $     -      $   348,000   $     -      $     -

COST OF SALES                   -          314,000         -            -
                           ----------   ----------    ----------   ----------
GROSS PROFIT                    -           34,000         -            -
                           ----------   ----------    ----------   ----------

OPERATING EXPENSES:
  Officers' compensation      824,000    2,530,000       266,000      177,000
  Other salaries and
   payroll costs              172,000       86,000        56,000       46,000
  Consulting fees             585,000    1,040,000       227,000      631,000
  Professional fees           140,000      122,000        18,000       53,000
  Research and development    990,000      268,000       188,000      215,000
  Travel                      267,000      351,000        48,000      159,000
  Other                       248,000      430,000        76,000      219,000
                           ----------   ----------    ----------   ----------
TOTAL OPERATING EXPENSES    3,226,000    4,827,000       879,000    1,500,000
                           ----------   ----------    ----------   ----------
LOSS FROM OPERATIONS       (3,226,000)  (4,793,000)   (  879,000)  (1,500,000)
                           ----------   ----------    ----------   ----------
OTHER INCOME (EXPENSE)
 Royalties                      -            2,000         -            -
 Interest expense          (   59,000)       -        (   46,000)       -
 Interest income               23,000       52,000         2,000       30,000
                           ----------   ----------    ----------   ----------
                           (   36,000)      54,000    (   44,000)      30,000
                           ----------   ----------    ----------   ----------
NET LOSS                  $(3,262,000) $(4,739,000)  $(  923,000) $(1,470,000)
                           ==========   ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     20,072,000   17,063,000    20,846,000   18,743,000

NET LOSS PER COMMON SHARE      $(0.16)      $(0.28)       $(0.04)      $(0.08)
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
                   ========   ======  ==========   =======   =====   ========


                                 COMMON STOCK
                   ---------------------------------------------
                                        ADDITIONAL
                    NUMBER OF            PAID -IN     WARRANTS     ACCUMULATED
                     SHARES     AMOUNT    CAPITAL    OUTSTANDING     DEFICIT
                   ----------  -------  -----------  -----------  ------------
BALANCES,
 JULY 31, 1997     18,907,000  $19,000  $24,048,000  $1,540,000   $(27,405,000)
Nine months ended
 April 30, 1998
 (unaudited):
 Preferred Series
  B conversion      1,328,000    1,000    3,321,000       -              -
 Preferred Series
  D conversion        575,000    -          575,000       -              -
 Common shares
  issued            1,630,000    2,000    1,628,000       -              -
 Commissions            -        -          (58,000)      -              -
 Warrants issued        -        -            -         476,000          -
 Warrants
  exercised            10,000    -            2,000   (   2,000)         -
 Net loss               -        -            -            -       ( 3,262,000)
                   ----------   ------   ----------    --------    -----------
BALANCES,
 APRIL 30, 1998
  (unaudited)      22,450,000  $22,000  $29,516,000  $2,014,000   $(30,667,000)
                   ==========   ======   ==========   =========    ===========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          (Rounded to Nearest Thousand)

                                                NINE MONTHS ENDED
                                                    APRIL 30,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(3,262,000)    $(4,739,000)
 Adjustments to reconcile net loss
  to net cash flows from operating
  activities:
   Depreciation and amortization                41,000          32,000
   Issuance of common stock for:
     Officers' compensation                      -           2,012,000
     Consulting fees                            84,000          65,000
     Interest expense                            6,000           -
   Issuance of common stock warrants for:
     Consulting fees                           100,000         655,000
     Interest expense                           33,000           -
(Increase) decrease in:
   Accounts receivable                           -          (  191,000)
   Inventory                                     -          (  472,000)
   Prepaid expenses and other current
    assets                                      26,000      (   17,000)
 Increase (decrease) in:
   Accounts payable - trade                    527,000          83,000
   Accrued wages - officers                 (   13,000)     (   37,000)
   Accrued expenses and other current
    liabilities                             (   11,000)     (   35,000)
                                            ----------      ----------
 Net cash used in operating activities      (2,463,000)     (2,644,000)
                                            ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in certificate of deposit            -          (   50,000)
 Cost of patent                             (   29,000)     (   14,000)
 Purchase of equipment                      (  237,000)     (   51,000)
                                            ----------      ----------
 Net cash used in investing activities      (  266,000)     (  115,000)
                                            ----------      ----------


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
                                            ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                $     1,000     $     -
   Income taxes                            $     -         $     -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Common stock issued for retirement
   of Series B Preferred stock             $ 3,322,000     $     -
  Common stock issued for retirement
   of Series D Preferred stock             $   575,000     $     -
  Common stock issued for repayment
   of loans payable                        $   250,000     $     -
  Common stock issued in acquisition
   of minority interest of subsidiary      $   200,000     $     -
  Issuance of common stock warrants
   for prepaid expenses                    $   337,000     $     -
  Common stock issued for retirement
   of Series A Preferred stock             $     -         $   882,000


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

Certain amounts for the nine months ended April 30, 1997 have been reclassified to conform to the presentation for the nine months ended April
30, 1998. However, see Note 13 regarding the restatement of the consolidated balance sheet as of July 31, 1997 and the consolidated statements of operations, cash flows and stockholders' equity for the nine months ended April 30, 1997.

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

NOTE 4 -  PATENT AND TECHNOLOGY

In April 1998, Clariti acquired the remaining 20% of its then 80% owned subsidiary Global Telecommunications of Delaware, Inc. ("Global") for total consideration, including consulting fees of 200,000 shares of the Company's common stock valued at $1.00 per share. The total consideration of $200,000 was capitalized as an investment in Global's technology and will be amortized on a straight-line basis over a period of 5 years. There was no amortization of such investment recorded during the nine months ended April 30, 1998.

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

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 1998 AND 1997

NOTE 9 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Compensation cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%. The following paragraphs provide a detailed list of the Company's common stock warrants issued during the nine months ended April 30, 1998.

The Demand Notes (see Note 5) provide for the lenders to receive warrants to purchase 50,000 shares of the Company's common stock at the market price on the date of the loan ($1.50 per share). These warrants expire on January 15, 2003. The Black-Scholes model valued these warrants at $51,000.

On January 26, 1998, the Company issued to a consultant, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.3125 per share for services to be rendered to the Company during the succeeding 12 months. Warrants representing the consultant's right to purchase the first 50,000 of such shares became exercisable immediately upon execution of the consulting agreement and expire on January 26, 2001. The Black-Scholes model valued these warrants at $36,000. Warrants representing the consultant's right to purchase the remaining 50,000 share balance become exercisable commencing on the date the Company's securities are listed on the NASDAQ Small-CAP Market and expire three years from that date. These warrants were assigned a zero value due to the contingent nature of their issuance.

On February 4, 1998 the Company issued to a consultant, warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.25 per share. These warrants were issued in consideration for services rendered in raising equity capital for the Company. The warrants expire on February 4, 1999. The Black-Scholes model valued these warrants at $100,000.

On April 30, 1998, the Company issued to a consultant, warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share for services to be rendered to the Company during the succeeding 12 months. These warrants expire on April 30, 2001. The Black-Scholes model valued these warrants at $290,000 which was reflected in prepaid expenses and other current assets on the April 30, 1998 consolidated balance sheet.

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


NOTE 9 - WARRANTS (continued)

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


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

In July 1998 the Company reviewed the valuation assigned to 1,250,000 shares of restricted common stock issued to its Chairman in August 1996 ("Chairman's Restricted Common Stock"). This review resulted in the determination that the independent expert used by the Company to value the Chairman's Restricted Common Stock had valued such stock too low relative to its market value. Accordingly, the Company has restated its financial statements for the nine months ended April 30, 1997 to reflect an increase in the value assigned to the Chairman's Restricted Common Stock from $188,000 to $2,000,000.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1998 AND 1997


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

In July 1998 the Company also reviewed the calculations of fair value of common stock warrants issued to non-employees and common stock options issued to employees during the year ended July 31, 1997 and the nine months ended April 30, 1998. This review resulted in the determination that the 0% volatility rate used in the Black-Scholes model calculations was not determined correctly. Accordingly, the Company has restated its financial statements for the year ended July 31, 1997 and the nine months ended April 30, 1998 to reflect a volatility rate of 80%. These restatements resulted in an increase in the fair value assigned to common stock warrants as follows:
     - nine months ended April 30, 1998 - from $146,000 to $477,000
     - nine months ended April 30, 1997 - from $340,000 to $1,072,000
     - three months ended April 30, 1998 - from $118,000 to $390,000
     - three months ended April 30, 1997 - from $3,000 to $411,000
Of the $732,000 increase for the nine months ended April 30, 1997, $655,000 was charged to operations and $77,000 was charged to additional paid-in capital representing legal costs of preparing a registration statement.

The Company also reclassified the $200,000 cost of acquiring the remaining 20% of Global (see Note 4) from goodwill to patent and technology to better reflect the nature of this investment.

The impact of these restatements on the consolidated balance sheets as of April 30, 1998 and July 31, 1997 and the consolidated statements of operations for the nine-month and three-month periods ended April 30, 1998 and 1997 is as follows (rounded to nearest thousand, except per share amounts):

                                                  Amounts
                                                Previously       Restated
                                                 Reported         Amounts
                                               -------------   -------------
Balance Sheet as of April 30, 1998:
  Total current assets                         $    996,000    $  1,225,000
  Goodwill                                     $    230,000    $     30,000
  Patent and technology                        $     44,000    $    244,000
  Total assets                                 $  1,533,000    $  1,762,000
  Warrants outstanding                         $    572,000    $  2,014,000
  Additional paid-in capital                   $ 27,781,000    $ 29,516,000
  Accumulated deficit                          $(27,719,000)   $(30,667,000)
  Total stockholders' equity                   $    656,000    $    885,000

Balance Sheet as of July 31, 1997:
  Warrants outstanding                         $    428,000    $  1,540,000
  Additional paid-in capital                   $ 22,313,000    $ 24,048,000
  Accumulated deficit                          $(24,558,000)   $(27,405,000)
  Total stockholders' equity                   $  1,524,000    $  1,524,000

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1998 AND 1997


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

                                                 Amounts
                                                Previously       Restated
                                                 Reported         Amounts
                                               -------------   -------------
Statement of Operations for the Nine Months
 Ended April 30, 1998:
  Loss from operations                         $ (3,158,000)   $ (3,226,000)
  Other income (expense)                       $ (    3,000)   $ (   36,000)
  Net loss                                     $ (3,161,000)   $ (3,262,000)
  Net loss per share                           $      (0.16)   $      (0.16)

Statement of Operations for the Nine Months
 Ended April 30, 1997:
  Loss from operations                         $ (2,326,000)   $ (4,793,000)
  Net loss                                     $ (2,272,000)   $ (4,739,000)
  Net loss per share                           $      (0.13)   $      (0.28)

Statement of Operations for the Three Months
 Ended April 30, 1998:
  Loss from operations                         $ (  811,000)   $ (  879,000)
  Other income (expense)                       $ (   18,000)   $ (   44,000)
  Net loss                                     $ (  829,000)   $ (  923,000)
  Net loss per share                           $      (0.04)   $      (0.04)

Statement of Operations for the Three Months
 Ended April 30, 1997:
  Loss from operations                         $ (1,091,000)   $ (1,500,000)
  Net loss                                     $ (1,061,000)   $ (1,470,000)
  Net loss per share                           $      (0.06)   $      (0.08)

The impact of the restatements also resulted in changes to the consolidated statement of stockholders equity for the nine months ended April 30, 1998, the statements of cash flows for the nine month periods ended April 30, 1998 and 1997, and notes 4 and 9.

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

     On May 20, 1998, the Company signed an engagement letter with a major investment banking firm to assist the Company in raising the additional equity capital necessary to achieve the Company's objectives. On July 10, 1998, the Company and the investment banking firm mutually agreed to terminate the engagement because the investment banking firm was unable to devote the resources necessary to raise the required equity capital within the timeframe required to complete development of the Company's Digital Voice Paging System. The Company plans to continue its efforts to raise the necessary equity capital without the assistance of such investment banking firm. There can be no assurance that the Company will be successful in this regard.

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

Nine Months Ended April 30, 1998
vs. Nine Months Ended April 30, 1997
-------------------------------------

Results of Operations

     For the nine months ended April 30, 1998, the Company incurred a net loss of $3,262,000, or $.16 per share of common stock, on no revenue compared to a net loss of $4,739,000, or $.28 per share of common stock, on revenues of $348,000 for the nine months ended April 30, 1997.

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

     The $1,477,000 decrease in net loss was primarily due to lower officers' compensation, consulting fees, travel expenses and other operating expenses partially offset by higher research and development expenses, higher other salaries and payroll costs, lower interest income and higher interest expense. Partially offsetting the decrease in net loss was the absence of gross profit of $34,000 incurred on the sale of SIR units during the nine months ended April 30, 1997.

     Officers' compensation decreased $1,706,000 for the nine months ended April 30, 1998 primarily due to the absence of the issuance of 1,250,000 shares of common stock valued at $2,000,000 to the Chairman during the nine months ended April 30, 1997, partially offset by the hiring of a new Senior Vice President and Chief Operating Officer in July 1997 and a new President in October 1997. Other salaries and payroll costs increased $86,000 for the nine months ended April 30, 1998 due to higher salaries, payroll taxes and medical benefits attributable to the addition of new employees. Consulting fees decreased $455,000 for the nine months ended April 30, 1998 primarily due to a reduction in common stock warrants issued to consultants partially offset by higher fees paid to investment bankers and other consultants who assisted the Company in raising equity capital, developing strategic alliances and negotiating contracts. Research and development costs increased $722,000 due to costs incurred during the nine months ended April 30, 1998 on developing the Digital Voice Paging System. Travel and other operating expenses declined $84,000 and $182,000, respectively, for the nine months ended April 30, 1998 largely due to the suspension of Global's SIR program in China in 1997. Lower filing fees also contributed to the decline in other operating expenses. Interest expense increased $59,000 for the nine months ended April 30, 1998 due to the issuance of $250,000 of notes payable (including 50,000 common stock warrants attached to the notes) in January 1998, while interest income decreased $29,000 for the same period due to lower cash balances available for investment.

Three Months Ended April 30, 1998
vs. Three Months Ended April 30, 1997

---------------------------------------

Results of Operations

     For the three months ended April 30, 1998 ("Fiscal 3Q98"), the Company incurred a net loss of $923,000, or $.04 per share, on no sales compared to a net loss of $1,470,000, or $.08 per share, on no sales for the three months ended April 30, 1997 ("Fiscal 3Q97").

     The $547,000 decrease in net loss in Fiscal 3Q98 is primarily due to lower consulting and professional fees, travel and other operating expenses. Partially offsetting these increases were higher officers' compensation, higher interest expense and lower interest income.

     Consulting fees decreased $404,000 in Fiscal 3Q98 primarily due to a reduction in common stock warrants issued to consultants and lower fees paid to investment bankers who assisted the Company in raising equity capital. Travel expenses and other operating expenses decreased $111,000 and $143,000, respectively, in Fiscal 3Q98 largely due to the suspension of Global's SIR program in China in 1997. Lower filing fees also contributed to the decline in other operating expenses. Professional fees decreased $35,000 in Fiscal 3Q98 primarily due to lower fees paid to attorneys who assisted the Company in raising equity capital and negotiating contracts. Officers' compensation increased $89,000 in Fiscal 3Q98 due to the hiring of a new Senior Vice President and Chief Operating Officer in July 1997 and a new President in October 1997. Interest expense increased $46,000 in Fiscal 3Q98 due to the issuance of $250,000 of notes payable (including 50,000 common stock warrants attached to the notes) in January 1998, while interest income decreased $28,000 for the same period due to lower cash balances available for investment.

Liquidity and Capital Resources

     At April 30, 1998, the Company had working capital of $348,000 as compared to working capital of $1,412,000 at July 31, 1997. The working capital decrease of $1,064,000 largely reflects the use of cash in operations during the nine months ended April 30, 1998, partially offset by proceeds from the sale of capital stock and loans payable, as well as the issuance of common stock warrants for prepaid expenses.

     In April 1998, the Company successfully tested its digital voice paging "Beta System" in Philadelphia. The Beta System is comprised of multiple, individually addressable, handheld, battery-operated voice pagers receiving pages over the Company's Digital Voice Paging system. The pages were sent over the FM subcarrier frequencies of WIOQ 102.1 FM, a commercial radio station in Philadelphia. The performance of the Beta System,including the error correction algorithms and the pagers' audio quality met or exceeded the Company's expectations. The Company plans to continue its Beta testing in Brazil in July 1998. There can be no assurance, however, that the successful test of the Beta System will result in the successful development of the production model.

     The Company is now in the process of completing development of production equipment. This process consists mainly of miniaturizing the Digital Voice Pager, finalizing the software on the Pager Terminal and SCA Generator, and testing the entire system. New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development. The Company estimates that it will require approximately $8.4 million (expected to be raised through the issuance of additional equity capital) to complete development of the Digital Voice Paging System and launch the service in the first market sometime in 1999. There can be no assurance as to when, or whether, the Digital Voice Pager will be successfully developed. No assurance can be given that prototypes and final products can be developed within a reasonable development schedule, if at all. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

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

Dated:  July 23, 1998



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