Form 10KSB
period 1998-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-09-28
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               Form 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the 11 months ended June 30, 1998

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

The Registrant's revenues for its most recent fiscal year were:     $-0-

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average closing bid and asked prices of the Registrant's Common Stock in the over-the-counter market on September 11, 1998, was approximately $26,232 thousand. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 11, 1998, 23,737,283 shares of Common Stock, $.001 par value were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes ( )  No (X)

                               PART I

ITEM 1.  BUSINESS

Business Development
--------------------
     Clariti Telecommunications International, Ltd. (the "Company") is a telecommunications company whose strategy is to bring innovative, affordable, wireless telecommunications products and services to markets worldwide. The Company is currently developing a low-cost Digital Voice Paging System for use on FM radio frequencies based on the Company's patent pending technology.

     The Company was formed in February 1988 as the successor to a music and recording studio business owned and operated by Peter Pelullo, the Company's Chief Executive Officer and Chairman of the Board. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In 1995 the Company changed its name to Sigma Alpha Group, Ltd.

     In early 1995, the Company was introduced to the concept of voice paging using FM radio frequencies. Soon thereafter, the Company began shifting its focus from the music and recording business to telecommunications. In April 1995, the Company acquired an 80% interest in Global Telecommunications of Delaware, Inc. ("Global"), an entity that was formed to develop FM voice paging technology. In March 1998 the Company changed its name to Clariti Telecommunications International, Ltd. to reflect its current business focus, and in April 1998 the Company acquired the remaining 20% of Global. The Company no longer has any significant interest in the music and recording business.

The Company's Telecommunications Products and Services
------------------------------------------------------
     The Company is presently developing wireless telecommunications products and services that utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists worldwide for telecommunications products that communicate information in an economically feasible manner without the need for intensive capital investment. The Company is developing a process that utilizes FM radio frequencies to provide a wireless information transmission network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure.

Digital Voice Paging System

     The first significant application of the Company's patent pending technology is a Digital Voice Paging System. Currently under development, the Digital Voice Paging System will allow a designated FM radio station to provide a service that transmits a message to the owner of a Digital Voice Pager in the actual voice of the person generating the message. A subscriber to the paging system must first buy a hand held Digital Voice Pager and then pay a monthly subscription fee for the paging service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the paging system's central phone number and entering the subscriber's personal identification number. The calling party's message is then digitized, compressed and transmitted by the radio station's FM transmitter to the specific Digital Voice Paging subscriber. The Digital Voice Paging System provides paging that coexists with, but does not interfere with the FM radio station's existing commercial broadcasts.

Stock Information Receiver

     During 1996 while in the process of developing its technology, Global identified an application concerning the distribution of stock market information in the Chinese market place. As a result of the requests of several Chinese radio stations, Global developed a stock market information receiver ("SIR"). The SIR is a radio receiver designed to receive a scrambled analog FM radio signal transmitted by an FM radio station's transmitter over their excess bandwidth. The SIR allows a subscriber to receive stock market information from the stock exchange in China, which is transmitted by Chinese radio stations.

     In July 1997, the Company determined that the expected cost of continuing Global's activities directed toward development, production and sale of the SIR product line was higher than originally anticipated. As a result, the Company concluded that its limited capital resources would not allow for the funding of Global's continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Paging System. The Company subsequently evaluated various alternatives for the SIR program, including joint venture arrangements and royalty/licensing arrangements, but was unable to continue the SIR program at an acceptable cost. In June 1998 the Company determined that the SIR program would be terminated permanently. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a description of the special charges recorded during the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997 resulting from the suspension and termination of the SIR program.

Development of the Digital Voice Paging System
----------------------------------------------
The Company's Technology

     The Company's technology utilizes the FM-SCA channels available on any FM radio station. FM-SCA (Subsidiary Communication Authorization) channels, also known as FM "subcarrier" channels, are the "sideband" of an FM radio station's broadcasting frequencies. Each FM radio station has two FM-SCA channels. Similar to the SAP (Secondary Audio Programming) channel in television broadcasting, the FM-SCA spectrum is owned by the FM radio station and can be used for broadcasting alternate services. Typical uses for FM-SCA are commercial free music, reading services for the blind, educational services, and data services (e.g. stock quotes, farm reports). Broadcasting individualized digital voice paging messages over FM-SCA, however, is significantly different than any of these alternate broadcast services.

     The Company has developed patent pending technology for sending digital voice pages over FM-SCA frequencies. A state-of-the-art voice compression algorithm creates a compact digital representation of the original voice message. Digital signal processing (DSP) technology creates a transmission waveform (modulated carrier) that enables the compact digital voice messages to be transmitted wirelessly at high data rates over an FM-SCA channel. The digital paging signal incorporates advanced error correction schemes to overcome the environmental distortions found in all wireless transmissions.

FM-SCA Broadcasting

     Two significant advantages of the Company's technology as compared to conventional paging and cellular technology are (1) FM-SCA channels do not require new radio frequency spectrum allocation and (2) the transmission infrastructure for FM-SCA already exists in the form of the FM radio station's equipment. As a result, the Company's Digital Voice Paging System will require significantly less investment to establish a network and acquire the necessary hardware (expected to be approximately $130 thousand for a city as compared to the millions of dollars typically spent on conventional paging and cellular systems). In addition, the existence of the FM radio station's transmission infrastructure and the simplicity of the Company's Digital Voice Paging System will allow for more rapid installation of the system (expected to be several days rather than the months/years required for conventional paging and cellular systems).

     Based on discussions with foreign FM radio stations, the Company believes that a demand exists worldwide for more efficient utilization of FM-SCA channels. Similar to the United States, FM radio stations in most foreign countries are granted government licenses to operate an FM radio signal within an assigned range of frequency. A typical FM station is assigned a bandwidth of 100 kHz. An FM station will take up to a maximum of 53 kHz for their commercial (main channel) programming. The remaining SCA portion of the base band signal from 54 kHz to 100 kHz, or close to 50% of the available FM channel spectrum resource, is not required for broadcasting the main channel programming.

     FM-SCA has been used in the United States and other developed countries for background music without commercial interruption, reading services for the blind, stock market, sports, and weather reports, and educational and religious applications. As a result, the use of in-place FM transmission systems to provide a wide coverage paging application may in some instances be limited due to previous user allocation. This does not appear to be the case, however, in emerging growth nations. Chinese, Latin American, and other foreign FM radio stations have actively been pursuing the use of this FM-SCA bandwidth to generate significant revenues for operations.

System Design

     The Digital Voice Paging System is comprised of 4 major components:
          - FM radio transmitter (i.e. the transmission infrastructure)
          - Paging Terminal
          - SCA Generator
          - Digital Voice Pagers

     The FM radio transmitter includes the transmission tower and all support equipment used by the FM radio station for its main channel programming. This equipment is already in place and owned by the FM radio station. The Digital Voice Paging System requires no additional equipment to use the FM radio station's FM-SCA channels other than that described below. The Company believes that only minimal modification to existing FM radio station transmitters is necessary to utilize the Company's Digital Voice Paging System. The Company expects to lease the use of one or both SCA channels from the FM radio station.

     The Paging Terminal incorporates a full-featured voicemail system. It automatically answers incoming telephone calls, prompts the caller to leave a message, and records the message in the caller's voice. After the caller has hung up, the voice message is digitally compressed into a compact paging message and a pager address is added. These paging messages are then forwarded to the SCA Generator for modulation and mixing with the FM station's main channel programming. This combined signal is then sent through the FM radio station's transmitter.

     The Digital Voice Pager receives the signal from the FM radio station, extracts the messages that are addressed to it, and decodes the message. An audible or vibrating signal alerts the user that a message has been received. Upon playback the user listens to the message in the caller's actual voice. The user can play, fast forward, rewind, save, and delete messages, similar to using voicemail or a home answering machine.

Status of System Development

     In April 1998, the Company successfully tested its digital voice paging "Beta System" in Philadelphia. The Beta System is comprised of multiple, individually addressable, handheld, battery-operated voice pagers receiving pages over the Company's Digital Voice Paging System. The pages were sent over the FM subcarrier frequencies of WIOQ 102.1 FM, a commercial radio station in Philadelphia. The performance of the Beta System, including the error correction algorithms and the pagers' audio quality met or exceeded the Company's expectations. The Company also successfully tested its Beta System in Brazil in July 1998. There can be no assurance, however, that the successful tests of the Beta System will result in the successful development of the production model.

     The Company is now in the process of completing development of production equipment. This process consists mainly of miniaturizing the Digital Voice Pager, finalizing the software on the Pager Terminal and SCA Generator, and testing the entire system. The Company expects to complete development of the first generation of its Digital Voice Paging System in 1999 and launch its first commercial voice paging service in a major international city shortly thereafter. New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development. There can be no assurance as to when, or whether, the Digital Voice Pager will be successfully developed. No assurance can be given that prototypes and final products can be developed within a reasonable development schedule, if at all. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

Commercialization of the System

     Commercialization of the Company's Digital Voice Paging System requires access to existing FM radio stations broadcasting in those cities where the Company plans to offer its Digital Voice Paging service. Accordingly, the Company will be required to secure the use of FM radio subcarrier frequencies in the markets it intends to enter. The Company does not believe, based on the experience of its management, that the use of sub-carrier frequencies is extensive in its targeted market areas and, accordingly, the Company does not expect difficulty in accessing such frequencies. Thus far, the Company has obtained access to one SCA channel in Rio de Janeiro for use in testing its Digital Voice Paging System outside the United States. However, there can be no assurance that FM radio station owners in targeted market areas will not develop other uses for their subcarrier frequencies, which would have a material adverse effect on the Company's business.

     In international locations, the Company expects to use a joint venture approach to market the Digital Voice Paging System, joining forces with local companies that have better knowledge of local telecommunications market conditions and are better positioned to educate radio station owners regarding the advantages of the Company's products. The Company expects the joint ventures to lease the use of the radio station's FM-SCA channels at a cost competitive with other potential users of FM-SCA channels in the area.

Marketing the Digital Voice Paging System
-----------------------------------------
    	Management believes the greatest opportunity to attain significant market penetration with its Digital Voice Paging System is in emerging markets such as China and Brazil. The number of paging subscribers in China (over 40 million as of December 31, 1997) now exceeds that of the United States, and projections indicate paging users in China will continue to expand at rapid rates. Similar growth projections exist for paging subscribers in many other populous emerging markets, including Brazil. The Company plans to be a significant part of this growing worldwide paging market using its FM-SCA technology.

     The Company believes the best approach to marketing the Digital Voice Paging System in foreign markets is through the development of joint venture relationships with local companies in specified target areas. The Company intends to seek out joint venture partners who are experienced with marketing, distribution and regulatory issues related to the paging industry and radio station operations, as well as the economic, cultural and political environments in their respective areas. The Company believes that a joint venture approach will result in a rapid deployment of its products and services in multiple areas throughout the world.

	The marketing strategy of each joint venture will vary, depending on the circumstances in each geographic area. However, several elements of the strategy are likely to be the same. It will be important for the joint ventures to educate radio stations regarding their ability to generate significant additional revenues by utilizing the Company's technology with their available FM-SCA channels. In addition, emphasis will focus on their ability to generate these revenues without the need for significant investment capital and highlight the advantages of the Company's Digital Voice Paging System compared to traditional paging systems currently in use. The joint ventures also will be responsible to market voice pager services to local subscribers and implement support and service personnel needed to run a paging
service.   Each joint venture will determine the best method of sales and distribution for their operation, directly to the subscriber, through retail electronic outlets, or through the radio stations themselves.

     The Company is currently researching prospective joint venture partners for the purpose of marketing, selling and distributing the Company's Digital Voice Paging System and other telecommunications products in various target markets. In April 1997, the Company signed a letter of intent with the Batista Group in Brazil providing for the formation of a Brazilian joint venture. In September 1998, the Company and the Batista Group reached an understanding that enables the Company to seek other joint venture partners for the territory of Brazil. Presently, the Company does not anticipate entering into any further agreement with the Batista Group. The Company is involved in other discussions with the intent of negotiating a relationship with a partner that has strong telecommunications and/or distribution experience. There can be no assurance however that the Company will be successful in its efforts to enlist joint venture partners in the markets it plans to target.

     The Company believes the advantages associated with its Digital Voice Paging System as compared to tone-only pagers, numeric pagers, and text pagers will allow the Company to successfully market its products. However, there can be no assurance that the Company's products will be successfully received in those market places the Company chooses to target. The Company believes the selling price and monthly subscription rates for its Digital Voice Pager will be competitive with existing text pagers in use around the world.

Competition
-----------
     The Company expects to market its Digital Voice Paging System in markets where paging has become well accepted as a means of communication. As a result, the Company's products and services will compete with those of numerous well-established companies which design, manufacture or market beepers, numeric pagers and text paging systems and other telecommunications products. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for voice pagers and related products.

     The Company believes that the demand for personal telecommunications devices has increased drastically in the past decade in China, Latin America and other emerging markets, with the major market growth focused on two products: cellular mobile phones and paging systems. Cellular phone networks require extensive front end investment for their initial implementation, and continuous investment to increase the number of cells in order to maintain an acceptable user density level per cell, since the density level grows with the increase in numbers of subscribers. Cellular phone networks also require a developed telephone infrastructure network encompassing a large coverage area which the Company believes China and other emerging markets presently lack.

     Traditional paging systems, on the other hand, require less investment, but typically provide a one way message service in numbers or characters. The first generation pager was a beeper-based system which "beeped" when a number associated with a specific pager was accessed. Subsequently, numerical based pagers were developed capable of transmitting a telephone number to a hand held pager device. Both of these systems are "notification" based in that no actual message is sent. The individual carrying the pager needs to call a telephone number to receive the particular message. The Company believes that this presents a problem to users in countries with a low per capita number of telephones and underdeveloped telecommunication infrastructures. Accordingly, users of beepers or numeric pagers in such regions may not have ready access to a telephone to receive their messages.

     Text or alphanumeric pagers, on the other hand, are not "notification" based as they provide a subscriber with an actual character message. These pagers allow subscribers to receive and store messages consisting of both letters and numbers. The Company believes, based upon its market research, that text paging systems present significant problems, particularly in China, due to the number and complexity of Chinese characters (in excess of 13,000). These problems include the need for large pools of typists who possess the skills needed to translate different Chinese dialects with accuracy and speed into correct Chinese characters for transmission to Chinese character pagers. In addition, substantial investment is required in many foreign marketplaces to establish the network and to purchase the necessary hardware to operate a conventional paging system.

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

Production and Manufacturing Plans
----------------------------------
     The Company does not presently intend to establish its own manufacturing facilities to produce its Digital Voice Pager and future products. Instead the Company plans to contract manufacture custom made Application Specific Integrated Circuits ("ASIC") and masked Central Processing Units ("CPU"). In addition, the Company will purchase the various component parts necessary to produce finished products from a variety of vendors. The Company intends to ship ASIC and other component parts to contract manufacturers abroad to assemble the Digital Voice Pager and future products. Since the Company will not operate its own manufacturing facilities, it will be dependent upon the ability of contract manufacturers to manufacture and assemble products in accordance with specifications provided by the Company. In the event that the contractors are unable to meet these specifications or experience delays in delivering products to the Company, the Company's business would be adversely affected.

     The Company may in the future seek to establish its own manufacturing facilities and/or form joint ventures with manufacturers abroad in order to manufacture and assemble the Company's products. In such event, the Company may need further financing to implement such manufacturing plans. There can be no assurance that financing will be available to the Company at such time, or if available on terms acceptable to the Company.

Patents and Trade Secrets
-------------------------
     In January 1996, the Company filed a patent application for protection of its Digital Voice Paging technology under United States patent laws. The Company also has filed similar patent applications in numerous foreign countries around the world. In September 1997 and August 1998, the Company was notified that its patent application was approved by government authorities in South Africa and Taiwan, respectively. There can be no assurance as to the ultimate success of the Digital Voice Paging patent application in the United States or any other foreign country. Furthermore, even if a patent is issued to the Company, there can be no assurance that such patent will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Government Regulations
----------------------
     The Company's proposed operations relate to conduct of operations in foreign countries. Accordingly, the Company's operations will be subject to the risks of conducting business internationally, including possible instability in foreign governments, changes in regulatory requirements, difficulties in obtaining foreign licenses, as well as other general barriers and restrictions in relation to compliance with foreign laws.

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

Research and Development
------------------------
     Research and development costs were $1,188 thousand for the 11 months ended June 30, 1998, all of which was expended on development of the Digital Voice Paging System. Research and development costs were $445 thousand for the 12 months ended July 31, 1997, of which $321 thousand was for the Digital Voice Paging System. The Company has incurred cumulative research and development costs of $1,509 thousand on the Digital Voice Paging System through June 30, 1998. The Company expects to incur an estimated $2 million to $3 million of additional research and development costs to complete development of the first generation of the Digital Voice Paging System. Management is aware, however, that there can be no assurances that the Digital Voice Paging System will be developed into a commercially viable product, or if developed, that it can be successfully marketed.

     Until recently, the Company has lacked substantial prior experience in the telecommunications industry. In response to this issue, the Company hired a new Chief Operating Officer in July 1997 and a new President in October 1997, both of whom have substantial experience in development and marketing of new telecommunications products. In addition, since April 1998, the Company has hired eight new engineering employees, all of whom have substantial experience in the development of new telecommunications products. The Company has also engaged consultants and subcontractors from the telecommunications industry to assist in the development of the Company's Digital Voice Paging technology.

     Although the Company has created an experienced internal development team, the Company has subcontracted certain elements of the development of its Digital Voice Paging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. Costs incurred for research and development work performed by third parties was $1,112 thousand in the 11 months ended June 30, 1998 and $391 thousand in the 12 months ended July 31, 1997.

     Management believes that significant progress has been made on the development of the Digital Voice Paging System. The Company has experienced delays in past development efforts; however, management expects completion of a production ready prototype of the first generation of the Digital Voice Paging System during 1999. Although the Company's efforts to create an experienced in-house development team have reduced dependence on third-party development contractors, the ultimate success of the development of the Digital Voice Paging System will be significantly influenced by how well third party development contractors perform their functions. The inability of, and/or delay by such contractors in performing such developmental services could have a material adverse effect on the Company.

Employees
---------
     The Company has 17 employees, all of whom are full time. Such employees consist of five executive officers, eight research and development professionals, and four employees responsible for marketing, finance, investor relations and administration.


ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1341 N. Delaware Avenue, Suite 408, Philadelphia, Pennsylvania 19125, which the Company leases pursuant to a written lease expiring in 1999. The rent for the 3,233 square feet of office space is $29 thousand per year subject to certain customary increases. In July 1998, the Company opened an engineering center at 2100 Corporate Boulevard, Boynton Beach, Florida, which the Company leases pursuant to a written lease expiring in 2001. The rent for the 3,300 square feet of office space is $25 thousand per year subject to certain customary increases.

ITEM 3.     LEGAL PROCEEDINGS

     As of September 11, 1998, the Company had several judgments related to accounts payable and taxes payable, the aggregate amount of which is approximately $130 thousand. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments.

     In September 1997, the Company's subsidiary, Global Telecommunications of Delaware, Inc. ("Global"), was served with a Summons and Complaint by a former supplier of electronic parts in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint sought specific performance of a contract and plaintiff claimed they were entitled to receive approximately $106 thousand from Global. In March 1998, the Plaintiff and Global agreed to a voluntary dismissal of the case as the amount in controversy was reduced below the jurisdictional limits of the U.S. District Court. Plaintiff has the right to refile its action in State Court, but had not done so as of September 11, 1998.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the two months ended June 30, 1998.

                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "CLRI."

Market Information
------------------
     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. In June 1998, the Company changed its fiscal year end from July 31 to June 30. As a result, the following table presents data for the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997.

12 Months Ended July 31, 1997
-----------------------------
                                          High Bid            Low Bid
                                          --------            --------
Quarter ended:
  October 31, 1996                        $3 1/8              $1 1/2
  January 31, 1997                        $2 11/16            $2 1/16
  April 30, 1997                          $3                  $2 3/16
  July 31, 1997                           $2 1/2              $1 27/32

11 Months Ended June 30, 1998
-----------------------------
                                          High Bid            Low Bid
                                          --------            --------
Period ended
  October 31, 1997                        $2 3/8              $1 3/4
  January 31, 1998                        $1 15/16            $1
  April 30, 1998                          $1 5/8              $  15/16
  June 30, 1998                           $3 5/16             $1 3/8

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 11, 1998 the closing price for the Company's common stock was $1.875 per share.

Holders
-------
     As of September 11, 1998 the Company had 202 shareholders of record of its Common Stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies. Including non-objecting beneficial shareholders, the Company had approximately 690 record and beneficial owners of its common shares as of September 11, 1998.

Dividends
---------
     To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business. Any future payment of dividends will be determined solely by the discretion of the Company's Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this report.

General Operations
------------------
     Clariti Telecommunications International, Ltd. ("Clariti" or "the Company") is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti is currently developing the world's first low-cost Digital Voice Paging System for use on FM radio frequencies based on the Company's patent pending technology.

11 Months Ended June 30, 1998
vs. 12 Months Ended July 31, 1997
---------------------------------
Results of Operations

     In June 1998, the Company changed its fiscal year end from July 31 to June
30. As a result, the current fiscal period consists of the 11-month period from August 1, 1997 to June 30, 1998. The following analysis of results of operations compares activity for the 11 months ended June 30, 1998 ("Fiscal 1998") vs. the 12 months ended July 31, 1997 ("Fiscal 1997"). Period-to-period variances that result from the existence of one additional month in Fiscal 1997 are quantified where material in the following analysis.

     For Fiscal 1998, the Company incurred a net loss of $4,248 thousand on no revenues compared to a net loss of $7,297 thousand on revenues of $348 thousand for Fiscal 1997, a decrease in the net loss of $3,049 thousand. Factors contributing to the decrease in the net loss were ($ in thousands):
          - Lower officers' compensation             $1,782
          - Lower consulting fees                    $1,250
          - Lower provision for write-down of
             assets and other accruals               $  609
          - Lower marketing expenses                 $  123
          - Lower travel expenses                    $   61
          - Lower other operating expenses           $   53
          - Lower professional fees                  $   45
          - Lower other salaries and payroll costs   $    8

Factors partially offsetting the decrease in net loss were ($ in thousands):
          - Higher research and development expenses $  743
          - Higher interest expense                  $   58
          - Lower interest income                    $   47
          - Lower gross profit                       $   34

     Operating revenue and gross profit were recognized for the first time in Fiscal 1997 from the telecommunications business operations of Clariti's subsidiary, Global Telecommunications of Delaware, Inc. ("Global"). Global sold approximately 12,500 stock information receiver ("SIR") units, generating $348 thousand of revenue and $34 thousand of gross profit all in the first half of Fiscal 1997. However, the Company suspended Global's SIR program and as a result, no revenues or gross profit have been incurred since the first half of Fiscal 1997 (see "Stock Information Receiver").

     For Fiscal 1998, officers' compensation was $1,052 thousand as compared to $2,834 thousand for Fiscal 1997, a decrease of $1,782 thousand, or 63%. The decrease was due to higher compensation received by the Company's Chairman and Chief Executive Officer during Fiscal 1997 in the form of (1) 1.25 million shares of the Company's restricted common stock valued at $2 million, (2) $106 thousand of accumulated but unpaid vacation pay since the inception of the Chairman's employment contract with the Company, and (3) $49 thousand of compensation resulting from retirement of the Company's Series C preferred stock. These decreases were partially offset by $359 thousand of additional officers' compensation in Fiscal 1998 for a new President hired in October 1997 and a new Senior Vice President and Chief Operating Officer hired in July 1997.

     For Fiscal 1998, consulting fees were $770 thousand as compared to $2,020 thousand for Fiscal 1997, a decrease of $1,250 thousand, or 62%. The decrease was due to a $1,243 thousand reduction in the fair value of common stock warrants issued to consultants and investment bankers who assisted the Company in raising equity capital.

     In Fiscal 1997 the Company determined that the expected cost of continuing Global's activities directed toward development, production and sale of the SIR product line was higher than originally anticipated. As a result, the Company temporarily suspended the SIR program at that time, concluding that its limited capital resources would not allow for the funding of Global's continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Paging System.
Due to the decision to temporarily suspend the SIR program, the Company recorded a pretax provision for loss of $687 thousand in Fiscal 1997. Global's inventory was written down to $78 thousand, the estimated net realizable value as of July 31, 1997, and all other SIR assets were written off entirely. The Company subsequently evaluated various alternatives for the SIR program, including joint venture arrangements and royalty/licensing arrangements, but was unable to continue the SIR program at an acceptable cost. In Fiscal 1998 the Company determined that the SIR program would be terminated permanently, and that the remaining book value of SIR inventory ($78 thousand) should be written off. The termination of Global's SIR program is not expected to negatively affect the development and commercialization of the Company's Digital Voice Paging System.

     For Fiscal 1998, the Company incurred no marketing expenses versus $123 thousand in marketing expenses for Global's SIR program in Fiscal 1997. For Fiscal 1998, travel expenses were $388 thousand as compared to $449 thousand for Fiscal 1997, a decrease of $61 thousand or 14%, which can also be attributed to the Company's decision to suspend and then terminate Global's SIR program.

     For Fiscal 1998, other operating expenses were $327 thousand as compared to $380 thousand for Fiscal 1997, a decrease of $53 thousand or 14%. The existence of one additional month in Fiscal 1997 accounted for $43 thousand of this decrease.

     For Fiscal 1998, professional fees were $185 thousand as compared to $230 thousand for Fiscal 1997, a decrease of $45 thousand or 20%. The existence of one additional month in Fiscal 1997 accounted for all of this decrease. Fiscal 1998 professional fees included $50 thousand incurred to the Company's securities counsel.

   For Fiscal 1998, research and development expenses were $1,188 thousand as compared to $445 thousand for Fiscal 1997, an increase of $743 thousand or 167%. During Fiscal 1998, the Company significantly accelerated development work on its Digital Voice Paging System, including the successful completion of
alpha and beta testing of the technology.   Such efforts increased R&D costs
incurred on the Digital Voice Paging System by $867 thousand compared to Fiscal 1997. If not for the existence of one additional month in Fiscal 1997, the increase would have been approximately $1 million. Partially offsetting this increase was the absence of $124 thousand of R&D costs incurred on the SIR program in Fiscal 1997. Management's plans call for continued acceleration of research and development work on the Digital Voice Paging System and related technology, spending approximately $2 million to $4 million per year in each of the next two fiscal years.

     For Fiscal 1998, interest expense was $58 thousand as compared to none in Fiscal 1997. The Fiscal 1998 amount largely reflects the fair value assigned to 50 thousand warrants that were attached to short-term borrowings of $250 thousand in Fiscal 1998, as well as the interest incurred on such borrowings while they were outstanding.

     For Fiscal 1998, interest income was $33 thousand as compared to $80 thousand in Fiscal 1997, a decrease of $47 thousand or 59%. This decrease is due to lower average cash balances available for investment during Fiscal 1998.

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $1,034 thousand (including a cash balance of $1,391 thousand) as compared to working capital of $1,412 thousand (including a cash balance of $1,688 thousand) at July 31, 1997. The working capital decrease of $378,000 is primarily due to a $297 thousand decrease in cash and the write-off of inventory with a book value of $78 thousand. The decrease in cash reflects $3,269 thousand used in operations and $295 thousand used in investing activities (primarily capital expenditures), partially offset by proceeds from the sale of capital stock for $3,017 net of commissions and $250 thousand from short term loans.

     In April 1995, the Company entered into a Separation Agreement with Joseph Tarsia, the former Chairman of the Board of Directors of the Company (the "Former Chairman"). At the time of the Former Chairman's separation, he held approximately 1,740 thousand shares of the Company's common stock and the Company owed the Former Chairman and certain parties related to the Former Chairman a total of $2,038 thousand ("Debt Due the Former Chairman"), the details of which are disclosed in the following table ($ in thousands).

                 Obligee                       Nature of the Debt    Amount
------------------------------------------    --------------------   ------
Joseph Tarsia                                 Accrued compensation   $1,080
Joseph Tarsia                                 Loan payable               42
Joseph and Cecelia Tarsia (H/W)               Loan payable              332
Sigma Sound Services, Inc.(1)                 Loan payable              113
Sigma Sound Studios Profit Sharing Plan(2)    Loan payable              471
                                                                     ------
Total Debt Due the Former Chairman                                   $2,038
                                                                     ------
(1) The Former Chairman is the President and sole owner of all of the outstanding common stock of Sigma Sound Services, Inc.

(2) The Former Chairman is Trustee of the Sigma Sound Studios Profit Sharing
    Plan.

     In conjunction with the Former Chairman's separation from the Company, Kathleen Patten, a third party investor (the "Investor"), purchased all of the Former Chairman's shares of common stock in the Company for $417 thousand. In addition to the Former Chairman's stock, the Investor also acquired all of the Debt Due the Former Chairman. The Investor then agreed to release the Company of all obligations and claims under the Debt Due the Former Chairman in consideration for payment by the Company of $61 thousand in cash and 395 thousand shares of the Company's Series B Preferred Stock. The Preferred Stock was valued at $1,977 thousand, the difference between the total face value of the Debt Due the Former Chairman assumed by the Investor and the $61 thousand cash payment.

     In accordance with the terms of the Former Chairman's Separation Agreement, the Company was required to pay the Former Chairman $750 per week until such time that the Investor completed making all payments to the Former Chairman as required under the terms of the Investor's agreement with the Former Chairman. Compensation paid by the Company to the Former Chairman under the Separation Agreement was approximately $35 thousand in the 11 months ended June 30, 1998 and approximately $18 thousand in the 12 months ended July 31, 1997.

     In July 1998, the Investor completed making all required payments to the Former Chairman, thus terminating the Company's requirement to make future weekly payments to the Former Chairman. As of June 30, 1998 the Company owed the Former Chairman $43 thousand reflecting a total of approximately 57 weeks of accrued payments owed to the Former Chairman. In August 1998, the Company and the Former Chairman agreed to settle such past due obligations for the issuance of a promissory note to the Former Chairman in the amount of $43 thousand and the issuance of 6.6 thousand shares of the Company's restricted common stock. The promissory note bears interest at an annual rate of 8% and is payable in equal weekly installments of $861 over a period of 52 weeks. The Company's June 30, 1998 consolidated balance sheet (accrued expenses and other accrued liabilities) includes a total of $61 thousand payable to the Former Chairman reflecting the past due balance of $43 thousand and $18 thousand for the fair value of the restricted common stock issued in August 1998. See Note 7 to the Consolidated Financial Statements.

     In April 1998, the Company successfully tested its digital voice paging "Beta System" in Philadelphia. The Beta System is comprised of multiple, individually addressable, handheld, battery-operated voice pagers receiving pages over the Company's Digital Voice Paging System. The pages were sent over the FM subcarrier frequencies of WIOQ 102.1 FM, a commercial radio station in Philadelphia. The performance of the Beta System, including the error correction algorithms and the pagers' audio quality met or exceeded the Company's expectations. The Company also successfully tested its Beta System in Brazil in July 1998.

     The Company is now in the process of completing development of production equipment for the Digital Voice Paging System. This process consists mainly of miniaturizing the Digital Voice Pager, finalizing the software on the Pager Terminal and SCA Generator, and testing the entire system. New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development. The Company estimates that it will require approximately $5 million to $7 million (expected to be raised through the issuance of additional equity) to complete development of the Digital Voice Paging System and launch the service in the first market sometime in 1999. Management has alternative plans to reduce its cash requirements, if necessary, and is also considering alternative sources of funding, which it anticipates will be available, if required. Management believes these measures will be sufficient to enable the Company to continue in existence.

     The Company has been actively soliciting additional investments. In Fiscal 1998 the Company obtained convertible demand loans totaling $250 thousand, the balance of which was converted into common stock, and raised $3,017 thousand net of commissions through the sale of capital stock. In addition, the Company was able to conserve its cash by using common stock and common stock warrants to pay for $408 thousand in costs during Fiscal 1998. Efforts to raise additional capital continued in July 1998 with the sale of 40 thousand shares of common stock for proceeds of $100 thousand. The Company is continuing its efforts to raise additional equity primarily through private placements to institutional and accredited investors.

     The Company plans to market its Digital Voice Paging System worldwide, including international markets such as Brazil and China. Management is aware that the Asian currency crisis and its after-effects have created various degrees of economic turmoil in a number of these international economies. Even if this economic turmoil reduces the growth rate in telecommunications products and services in these international markets, the Company believes that communications has become a basic necessity of any present-day economy. Furthermore, since the Company's Digital Voice Paging technology is inherently lower cost than other paging or cellular networks, management believes that its voice paging service may appeal to consumers and businesses that, due to the economic turmoil, have become more cost-conscious. However, there can be no assurance that the economic turmoil in these international markets will not have an adverse impact on the Company's financial results.

     Management is aware that there are significant risks that will have to be effectively managed in order to achieve its business objectives. There can be no assurances that sufficient funding will continue to be generated or available, or if available, on terms acceptable to the Company. In addition, there can be no assurance that the successful tests of the Beta System will result in the successful development of a commercially viable Digital Voice Paging System. Also, there can be no assurance that the Company will have sufficient technical and human resources to complete development of its Digital Voice Paging System in a timely manner, or at all. Finally, there can be no assurance that the Company's Digital Voice Paging System can be developed into a commercially successful business.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 7.

               CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                       INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

          A.   Independent Auditors' Report                       F-1

          B.   Consolidated Balance Sheets at June 30, 1998
                and July 31, 1997                                 F-2 to F-3

          C.   Consolidated Statements of Operations for the
                11 months ended June 30, 1998 and the 12 months
                ended July 31, 1997                               F-4

          D.   Consolidated Statements of Stockholders' Equity
                for the 11 months ended June 30, 1998 and the
                12 months ended July 31, 1997                     F-5 to F-6

          E.   Consolidated Statements of Cash Flows for the
                11 months ended June 30, 1998 and the 12 months
                ended July 31, 1997                               F-7 to F-8

          F.   Notes to Consolidated Financial Statements         F-9 to F-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Clariti Telecommunications International, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Clariti Telecommunications International, Ltd. (formerly known as Sigma Alpha Group, Ltd.) and subsidiaries as of June 30, 1998 and July 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eleven months ended June 30, 1998 and the twelve months ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 1998 and July 31, 1997, and the results of their operations and cash flows for the eleven months ended June 30, 1998 and the twelve months ended July 31, 1997 in conformity with generally accepted accounting principles.




                                    s/COGEN SKLAR LLP
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 3, 1998




         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 AND JULY 31, 1997
                             (Dollars in Thousands)

                                                 June 30,        July 31,
                                                   1998            1997
                                                 --------        --------
               ASSETS

CURRENT ASSETS
  Cash and equivalents                           $  1,391        $  1,688
  Inventory                                             -              78
  Prepaid consulting fees                             263               3
  Other current assets                                 40              17
                                                 --------        --------
                                                    1,694           1,786
                                                 --------        --------

PROPERTY AND EQUIPMENT, NET                           282              48
                                                 --------        --------

OTHER ASSETS
  Goodwill                                             28              42
  Patents and technology                              236              22
                                                 --------        --------
                                                      264              64
                                                 --------        --------

TOTAL ASSETS                                     $  2,240        $  1,898
                                                 ========        ========














The accompanying notes are an integral part of these consolidated financial statements.


                                    F-2

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND JULY 31, 1997
                (Dollars in Thousands, Except Per Share Amounts)

                                                 June 30,        July 31,
                                                   1998            1997
                                                 --------        --------

               LIABILITIES

CURRENT LIABILITIES
  Accounts payable - trade                       $    443        $    190
  Accrued taxes, other than income taxes               54              52
  Accrued wages - officers                             50              21
  Accrued expenses and other current
   liabilities                                        113             111
                                                 --------        --------
TOTAL LIABILITIES                                     660             374
                                                 --------        --------

COMMITMENTS AND CONTINGENCIES

               STOCKHOLDERS' EQUITY

PREFERRED STOCK
  SERIES B, $5.00 CONVERTIBLE, $.001 par value;
   authorized, 0 shares at June 30, 1998, 800,000
   shares at July 31, 1997; issued and
   outstanding, 0 shares at June 30, 1998,
   664,110 shares at July 31, 1997                      -               1

  ADDITIONAL PAID-IN CAPITAL                            -           3,321

COMMON STOCK, $.001 par value; authorized
 50,000,000 shares; issued and outstanding,
 23,697,283 shares at June 30, 1998 and
 18,906,705 at July 31, 1997                           24              19

  WARRANTS OUTSTANDING                              1,843           1,540

  ADDITIONAL PAID-IN CAPITAL                       31,366          24,048

ACCUMULATED DEFICIT                               (31,653)        (27,405)
                                                 --------        --------
TOTAL STOCKHOLDERS' EQUITY                          1,580           1,524
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,240        $  1,898
                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.
                                   F-3

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                            11 Months     12 Months
                                              Ended         Ended
                                             June 30,      July 31,
                                               1998          1997
                                            ---------     ---------
SALES                                        $      -      $    348
COST OF SALES                                       -           314
                                             --------      --------
GROSS PROFIT                                        -            34
                                             --------      --------
OPERATING EXPENSES:
  Officers' compensation                        1,052         2,834
  Other salaries and payroll costs                235           243
  Consulting fees                                 770         2,020
  Professional fees                               185           230
  Marketing expenses                                -           123
  Research and development                      1,188           445
  Travel                                          388           449
  Provision for write-down of assets and
   other accruals                                  78           687
  Other                                           327           380
                                             --------      --------
TOTAL OPERATING EXPENSES                        4,223         7,411
                                             --------      --------
LOSS FROM OPERATIONS                          ( 4,223)       (7,377)
                                             --------      --------
OTHER INCOME (EXPENSE)
 Interest income                                   33            80
 Interest expense                                 (58)            -
                                             --------      --------
                                                  (25)           80
                                             --------      --------

NET LOSS                                     $( 4,248)     $( 7,297)
                                             ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   20,906        17,519

BASIC AND DILUTED LOSS PER COMMON SHARE      $  (0.20)     $  (0.42)
                                             ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    F-4


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997
                       (Dollars and Shares in Thousands)


                       PREFERRED STOCK "SERIES A"   PREFERRED STOCK "SERIES B"
                       --------------------------   --------------------------
                         NUMBER           ADD'L.      NUMBER           ADD'L.
                           OF            PAID-IN        OF            PAID-IN
                         SHARES  AMOUNT  CAPITAL      SHARES  AMOUNT  CAPITAL
                         ------  ------  -------      ------  ------  -------

BALANCES, JULY 31, 1996    178    $  -   $  882         664    $  1   $ 3,321
Twelve months ended
 July 31, 1997:
  Conversion to common
   stock                  (178)      -    ( 882)          -       -         -
                         -----    ----   ------       -----    ----   -------
BALANCES, JULY 31, 1997      -    $  -   $    -         664    $  1   $ 3,321
Eleven months ended
 June 30, 1998:
  Conversion to common
   stock                     -       -        -        (664)     (1)   (3,321)
                         -----    ----   ------       -----    ----   -------
BALANCES, JUNE 30, 1998      -    $  -   $    -           -    $  -   $     -
                         =====    ====   ======       =====    ====   =======


                       PREFERRED STOCK "SERIES C"   PREFERRED STOCK "SERIES D"
                       --------------------------   --------------------------
                         NUMBER           ADD'L.      NUMBER           ADD'L.
                           OF            PAID-IN        OF            PAID-IN
                         SHARES  AMOUNT  CAPITAL      SHARES  AMOUNT  CAPITAL
                         ------  ------  -------      ------  ------  -------

BALANCES, JULY 31, 1996     97    $  -   $  487           -    $  -   $     -
Twelve months ended
 July 31, 1997:
  Repurchase of shares
   for retirement         ( 97)      -    ( 487)          -       -         -
                         -----    ----   ------       -----    ----   -------
BALANCES, JULY 31, 1997      -    $  -   $    -           -    $  -   $     -
Eleven months ended
 June 30, 1998:
  Issuance of shares         -       -        -          58       1       574
  Commissions                -       -        -           -       -    (   58)
  Conversion to common
   stock                     -       -        -        ( 58)    ( 1)   (  516)
                         -----    ----   ------       -----    ----   -------
BALANCES, JUNE 30, 1998      -    $  -   $    -           -    $  -   $     -
                         =====    ====   ======       =====    ====   =======

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997
                       (Dollars and Shares in Thousands)


                                        COMMON STOCK
                            ------------------------------------
                            NUMBER           WARRANTS    ADD'L.      ACCUMU-
                              OF               OUT-     PAID-IN       LATED
                            SHARES   AMOUNT  STANDING   CAPITAL      DEFICIT
                            ------   ------  --------  ---------    ----------
BALANCES,  JULY 31, 1996    14,809    $ 15    $    2   $ 16,471     $(20,108)
Twelve months ended
 July 31, 1997:
  Issuance of common stock   2,625       3         -      5,247            -
  Commissions                    -       -         -    (   525)           -
  Officer's compensation     1,255       1         -      2,011            -
  Consulting fees               32       -         -         65            -
  Preferred Series A
   conversion                  178       -         -        882            -
  Settlement of lawsuit          8       -         -         18            -
  Warrants issued for cash       -       -         3          -            -
  Warrants issued for
   services                      -       -     1,535    (   121)           -
  Net loss                       -       -         -          -      ( 7,297)
                            ------    ----    ------   --------     --------
BALANCES, JULY 31, 1997     18,907    $ 19    $1,540   $ 24,048     $(27,405)
Eleven months ended
 June 30, 1998:
  Preferred Series B
   conversion                1,328       1         -      3,321            -
  Preferred Series D
   conversion                  575       1         -        516            -
  Issuance of common stock   2,877       3         -      3,385            -
  Commissions                    -       -         -    (    90)           -
  Warrants issued for:
   Services                      -       -       113          -            -
   Interest expense              -       -        50          -            -
   Prepaid consulting fees       -       -       326          -            -
   Commissions                   -       -       156    (   156)           -
  Warrants exercised            10       -        (2)         2            -
  Warrants rescinded             -       -     ( 326)       326            -
  Warrants expired               -       -     (  14)        14            -
  Net loss                       -       -         -          -      ( 4,248)
                            ------    ----    ------   --------     --------
BALANCES, JUNE 30, 1998     23,697    $ 24    $1,843   $ 31,366     $(31,653)
                            ======    ====    ======   ========     ========


[FN]
The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997
                             (Dollars in Thousands)

                                            11 Months     12 Months
                                              Ended         Ended
                                             June 30,      July 31,
                                               1998          1997
                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   $(4,248)       $(7,297)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Provision for write-down of assets
    and other accruals                           78            687
   Depreciation and amortization                 61             46
   Issuance of common stock for:
    Services                                    342             65
    Interest expense                              6              -
    Officer compensation                          -          2,012
    Settlement of lawsuit                         -             18
   Issuance of common stock warrants for:
    Services                                    113          1,414
    Interest expense                             50              -
(Increase) decrease in:
  Accounts receivable                             -         (  143)
  Inventory                                       -         (  472)
  Prepaid consulting fees                        66         (    3)
  Prepaid expenses and other current assets  (   23)        (   23)
 Increase (decrease) in:
  Accounts payable - trade                      253             65
  Accrued taxes, other than income taxes          2             45
  Accrued wages - officers                       29         (   19)
  Accrued expenses and other current
   liabilities                                    2         (   23)
                                            -------        -------
 Net cash used in operating activities       (3,269)        (3,628)
                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent and technology                  (29)        (   16)
 Purchase of equipment                       (  266)        (   66)
                                            -------        -------
 Net cash used in investing activities       (  295)        (   82)
                                            -------        -------



The accompanying notes are an integral part of these consolidated financial statements.


                                    F-7

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997
                             (Dollars in Thousands)
                                            11 Months     12 Months
                                              Ended         Ended
                                             June 30,      July 31,
                                               1998          1997
                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable                $   250        $     -
 Repayment of loans payable                       -         (   16)
 Proceeds from issuance of Series D
  Preferred Stock                               575              -
 Commission on issuance of Series D
  Preferred Stock                            (   58)             -
 Proceeds from issuance of common stock       2,590          5,250
 Commission on issuance of common stock      (   90)        (  525)
 Repurchase of Series C Preferred Stock           -         (  487)
 Proceeds from issuance of warrants               -              3
                                            -------        -------
 Net cash provided by financing activities    3,267          4,225
                                            -------        -------
NET CHANGE IN CASH AND EQUIVALENTS           (  297)           515
CASH AND EQUIVALENTS, BEGINNING OF PERIOD     1,688          1,173
                                            -------        -------
CASH AND EQUIVALENTS, END OF PERIOD         $ 1,391        $ 1,688
                                            =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                 $     2        $     -
   Income taxes                             $     -        $     -

SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
  Common stock issued for retirement
   of Series B Preferred stock              $ 3,322        $     -
  Common stock issued for retirement
   of Series D Preferred stock              $   517        $     -
  Common stock issued for repayment
   of loans payable                         $   250        $     -
  Common stock issued in acquisition
   of minority interest of subsidiary       $   200        $     -
  Issuance of common stock warrants
   for prepaid consulting fees              $   326        $     -
  Common stock issued for retirement
   of Series A Preferred stock              $     -        $   882
  Common stock warrants issued for
   legal costs of preparing
   registration statement                   $     -        $   121

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-8

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company"), a Delaware corporation, began operations in the music recording business in 1988. Through its music recording operations and related activities with FM radio stations, in 1995 the Company was introduced to the concept of using FM radio frequencies to transmit digital voice messages to a handheld receiver. As a result, in April 1995 the Company acquired an 80% interest in Global Telecommunications of Delaware, Inc. ("Global"), an entity formed to develop a digital voice paging technology using FM radio frequencies. In April 1998, the remaining 20% of Global was acquired, making it a wholly owned subsidiary of the Company.

In 1996, the Company exited the music recording business entirely, and has since focused exclusively on the development and commercialization of wireless telecommunication products that utilize radio frequencies transmitted by FM radio stations. In March 1998 the Company changed its name to Clariti Telecommunications International, Ltd. to reflect this focus. Previously, the Company had been known as Sigma Alpha Group, Ltd.

The Company's current plan of operations largely consists of the development of its Digital Voice Paging technology and the subsequent marketing of Digital Voice Paging Systems worldwide. Completion of the first generation of the Digital Voice Paging System and the related launch of its Digital Voice Paging Service are expected to occur in 1999. The Company will require additional funds to carry out this plan of operations. Management believes that the Company will be able to raise the necessary funds from available sources to carry out its plan of operations and to meet its operating expenses during the year ended June 30, 1999. Management has alternative plans to reduce its cash requirements, if necessary, and is also considering alternative sources of funding, which it anticipates will be available, if required. Management believes these measures will be sufficient to enable the Company to continue in existence.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year
-----------
In June 1998, the Company changed its fiscal year end to June 30 from July 31. As a result, these consolidated financial statements present the Company's balance sheets as of June 30, 1998 and July 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997. Unaudited financial data for the 11 months ended June 30, 1997 are not presented herein because such data are not materially different than comparable data for the 12 months ended July 31, 1997.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
----------------
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
The Company maintains its cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Company or the Securities Investor Protection Corporation up to $100 thousand. During the year the Company may have cash balances in these institutions in excess of these limits. At June 30, 1998, balances were in excess of insurable amounts by approximately $1,316 thousand.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, and accrued expenses. These balances, as presented in the financial statements as of June 30, 1998 and July 31, 1997, approximate their fair value because of their short maturities.

Inventory
---------
As of July 31, 1997, inventory consisted of component parts for the Stock Information Receiver ("SIR"), a niche product sold by Global to Chinese radio stations for a brief period in 1996-1997. The Company wrote off most of the SIR inventory in the 12 months ended July 31, 1997, and the remainder of such inventory was written off in the 11 months ended June 30, 1998 (see Note 3).

Property and Equipment
----------------------
Property and equipment are recorded at cost, and are depreciated primarily using the declining balance and straight line methods over estimated useful lives of 5 to 10 years.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill
--------
The Company amortizes goodwill on a straight-line basis over a 5-year period. Goodwill in the consolidated financial statements relates to the Company's
1995 acquisition of an 80% interest in Global. Recoverability of such goodwill is evaluated based on the estimated expected future cash flows from the future commercialization of Global's technology in relation to the net book value of the goodwill. Amortization recorded was $14 thousand in the 11 months ended June 30, 1998 and $16 thousand in the 12 months ended July 31, 1997. Accumulated amortization was $52 thousand and $38 thousand at June 30, 1998 and July 31, 1997, respectively.

Minority Interest
-----------------
At the time the Company acquired the remaining 20% of Global on April 25, 1998, Global had incurred cumulative net losses aggregating $2,008 thousand in excess of its equity capital, including net losses of $8 thousand incurred between July 31, 1997 and April 25, 1998 and $1,197 thousand incurred during the 12 months ended July 31, 1997. In accordance with generally accepted accounting principles, the Company recognized 100% of Global's cumulative net losses, including $402 thousand of such net losses applicable to the 20% minority interest while it was outstanding.

Patents and Technology
---------------------
The Company has filed patent applications for its digital voice paging technology in the United States and numerous foreign countries. The costs of its patent applications are amortized on a straight-line basis over a 5-year period. Amortization recorded was $8 thousand in the 11 months ended June 30, 1998 and $3 thousand in the 12 months ended July 31, 1997. Accumulated amortization was $12 thousand at June 30, 1998 and $4 thousand at July 31, 1997.

On April 25, 1998, the Company acquired the remaining 20% of Global for total consideration, including consulting fees, of 200,000 shares of the Company's common stock valued at $1.00 per share. The total consideration of $200,000 was capitalized as an investment in Global's technology and will be amortized on a straight-line basis over a period of 5 years. Amortization recorded was $7 thousand in the 11 months ended June 30, 1998. Accumulated amortization was also $7 thousand at June 30, 1998.

Research and Development Expenses
---------------------------------
Research and development expenditures are expensed as incurred and totaled approximately $1,188 thousand for the 11 months ended June 30, 1998 and $445 thousand for the 12 months ended July 31, 1997.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------
The Company has adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share
-------------------------
The Company has adopted FASB Statement 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Under FASB Statement 128, net loss per common share is based upon the weighted average number of common shares outstanding during the period. Net loss per common share after the assumed conversion of potential common shares (warrants, stock options and convertible debt) was not presented because the effect of such conversions would be antidilutive. Prior period amounts for net loss per common share were recomputed in accordance with FASB Statement 128; however, such recomputed amounts were unchanged from those previously reported.

Accounting for Stock-Based Compensation
---------------------------------------
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented. Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 9.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. The reporting and disclosure requirements of Statement 130 are effective for fiscal years beginning after December 15, 1997. As this statement only requires additional disclosures in the consolidated financial statements, its adoption will not have a material impact on the Company's consolidated financial position or results of operations. The Company intends to comply with this statement for its year ended June 30, 1999.

In June 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. The reporting and disclosure requirements of FASB Statement 131 are effective for periods beginning after December 15, 1997. The Company does not expect adoption of this statement to result in significant changes to its presentation of data. The Company intends to comply with this statement for its year ended June 30, 1999.

In February 1998, the FASB issued Statement 132,"Employers' Disclosures About Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. The reporting and disclosure requirements of FASB Statement 132 are effective for periods beginning after December 15, 1997. FASB Statement 132 is not currently applicable to the Company as it provides no pension or postretirement benefits to its employees.

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The reporting and disclosure requirements of FASB Statement 133 are effective for periods beginning after June 15, 1999. FASB Statement 133 is not currently applicable to the Company as it does not use derivative instruments, nor does it engage in hedging activities.

Reclassifications
-----------------
Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 3 - PROVISION FOR WRITE-DOWN OF ASSETS AND OTHER ACCRUALS

During the 12 months ended July 31, 1997, the Company determined that the expected cost of continuing Global's activities directed toward development, production and sale of the SIR product line was higher than originally anticipated. As a result, the Company temporarily suspended the SIR program, concluding that its limited capital resources would not allow for the funding of Global's continued development of the SIR system in parallel with the Company's core business strategy of developing and commercializing its Digital Voice Paging System.

Due to the decision to temporarily suspend the SIR program, the Company recorded a pretax provision for loss of $687 thousand in the quarter ended July 31, 1997. Global's inventory was written down to estimated net realizable value as of July 31, 1997 ($78 thousand), and all other SIR assets were written off entirely.

The Company subsequently evaluated various alternatives for the SIR program, including joint venture arrangements and royalty/licensing arrangements, but was unable to continue the SIR program at an acceptable cost. In June 1998 the Company determined that the SIR program would be terminated permanently, and that the remaining book value of SIR inventory ($78 thousand) should be written off.

The components of the provisions were as follows (dollars in thousands):

                                              11 Months     12 Months
                                                Ended         Ended
                                               June 30,      July 31,
                                                 1998          1997
                                              ---------     ---------
      Write-down of assets:
        Inventory                               $ 78          $ 513
        Accounts receivable (net)                  -             37
        Fixed assets (net)                         -             73
        Prepaid expenses and other
         current assets                            -             26
      Accrual for loss on purchase commitments     -             38
                                                ----          -----
      Total provision                           $ 78          $ 687
                                                ----          -----

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 4  - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

                                              June 30        July 31
                                                1998          1997
                                              -------        -------
     Research and development equipment        $ 250          $  23
     Other equipment                              51            109
     Office furniture and fixtures                37             48
                                               -----          -----
                                                 338            180
     Less accumulated depreciation                56            132
                                               -----          -----
                                               $ 282          $  48
                                               =====          =====

Depreciation expense was $32 thousand for the 11 months ended June 30, 1998 and $26 thousand for the 12 months ended July 31, 1997.


NOTE 5 - NOTES PAYABLE

On January 15, 1998 the Company borrowed $250 thousand on a short-term basis (the "Demand Notes"). The principal balance accrued interest at the rate of prime plus 1% (9.5%) during the period the Demand Notes were outstanding. On April 22, 1998, the Company repaid the Demand Notes, including accrued interest of approximately $6 thousand, through the issuance of approximately 256 thousand shares of the Company's common stock at a price of $1.00 per share. The Demand Notes also provided for the lenders to receive 50 thousand warrants to purchase shares of the Company's common stock (see Note 9).


NOTE 6 - INCOME TAXES

There is no income tax benefit for operating losses for the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997 due to the following:

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 6 - INCOME TAXES (continued)

The components of the net deferred tax assets are as follows (dollars in thousands):

                                           June 30,        July 31,
                                             1998            1997
                                           --------        --------
     Net operating loss carryforwards      $  9,993        $ 8,725
     Research and development costs             713            275
     Contribution carryforwards                   6              6
     Valuation allowance                    (10,712)        (9,006)
                                           --------        -------
                                           $      -        $     -
                                           ========        =======

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

At June 30, 1998 the Company had net operating loss carryforwards of approximately $27,758 thousand, which if not used will expire primarily during the years 2005 through 2013. The Company also has a research and development credit carryforward of $119 thousand and a contribution carryforward of $16 thousand as of June 30, 1998.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------
Some of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and automobiles. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)
------------------
The following is a schedule of future minimum rental payments for all non-cancelable operating leases that have initial or remaining lease terms in excess of one year at June 30, 1998 (dollars in thousands):

                       Year Ending
                         June 30,
                       -----------
                         1999              $ 39
                         2000                 7
                                           ----
                                           $ 46
                                           ====

Rent expense for operating leases in the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997 was $48 thousand and $49 thousand, respectively.

Employment Agreements
---------------------
The Company maintains employment agreements with five of its executive officers. Such employment agreements generally obligate the Company to pay such executives' salaries and provide them with certain fringe benefits until the expiration of the agreements, or until the executive resigns voluntarily or is terminated for cause. The following is a schedule of total salary payments required under all executive employment agreements at June 30, 1998 (dollars in thousands):
                       Year Ending
                         June 30,
                       -----------
                         1999               $ 1,207
                         2000                 1,270
                         2001                   924
                         2002                   767
                         2003                   843
                         2004 - 2008          5,343
                                            -------
                                            $10,354
                                            =======

Separation Agreement
--------------------
As of April 27, 1995, the Company entered into a Separation Agreement with Joseph Tarsia, the former Chairman of the Board of Directors of the Company (the "Former Chairman"). In accordance with the terms of the Separation Agreement, the Company was released of all obligations, claims and debts due the Former Chairman. These obligations, claims and debts were assumed by a third party investor (the "Investor") in consideration for payment by the

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Separation Agreement (continued)
--------------------------------
Company of $61 thousand in cash and the issuance of 395 thousand shares of the Company's Series B Preferred Stock valued at $1,977 thousand. In addition, the Investor agreed to purchase the Former Chairman's 1,740 thousand shares of the Company's common stock. The Separation Agreement required the Company to pay to the Former Chairman $750 per week until such time as the Investor satisfied all related obligations due to the Former Chairman.

In July 1998, the Investor completed making all required payments to the Former Chairman, thus terminating the Company's requirement to make future weekly payments to the Former Chairman. As of June 30, 1998 the Company owed the Former Chairman $43 thousand reflecting a total of approximately 57 weeks during which the Company had failed to make the required payments. In August 1998, the Company and the Former Chairman agreed to settle such past due obligations for the issuance of a promissory note to the Former Chairman in the amount of $43 thousand and the issuance of 6.6 thousand shares of the Company's restricted common stock. The promissory note bears interest at an annual rate of 8% and is payable in equal weekly installments of $861 over a period of 52 weeks.

The Company's June 30, 1998 consolidated balance sheet (accrued expenses and other accrued liabilities) includes a total of $61 thousand payable to the Former Chairman reflecting the past due balance of $43 thousand and $18 thousand for the fair value of the restricted common stock issued in August 1998. Compensation paid by the Company to the Former Chairman under the Separation Agreement was approximately $35 thousand in the 11 months ended June 30, 1998 and approximately $18 thousand in the 12 months ended July 31, 1997.

Development Agreements
----------------------
The Company subcontracts certain elements of the development of its Digital Voice Paging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. As of June 30, 1998 the Company maintained only one significant development contract with a firm fixed price of $600 thousand. Under the terms of the contract, the Company is required to make progress payments based on the achievement of specific milestones. As of June 30, 1998, the Company had paid $196 thousand in progress payments against such contract.

Legal Proceedings
-----------------
As of June 30, 1998, the Company had several judgments outstanding against it related to accounts payable and taxes payable, the aggregate amount of which is approximately $130 thousand. Management has been negotiating actively and attempting to work out settlements with respect to these judgments and tax assessments. As of June 30, 1998, $65 thousand had been accrued on the balance sheet (accrued expenses and other current liabilities) as the probable amount to be paid against such judgments and tax assessments.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings (continued)
-----------------------------
In August 1996, the Company was served with a Summons and Complaint. The Complaint sought specific performance of a contract and entitled the plaintiff to receive 15 thousand shares of the Company's common stock or alternatively $66 thousand. In May 1997, the Company's Board of Directors authorized the issuance of 7.5 thousand shares of its restricted common stock valued at $18 thousand to the Plaintiff in settlement of this complaint. These shares were subsequently registered in the Company's registration statement dated August 18, 1997.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company's Chairman and CEO is the largest single stockholder of the Company, with 5 million shares or 21% of the Company's outstanding common stock as of June 30, 1998. Since 1991, the Company has maintained an employment agreement with the Chairman and CEO that provides him with a base salary, an annual bonus equal to 10% of the Company's pretax income and certain fringe benefits. Pursuant to the terms of his employment agreement, the Company paid the Chairman and CEO total compensation (excluding fringe benefits) of $510 thousand in the 11 months ended June 30, 1998 and $587 thousand in the 12 months ended July 31, 1997. The Chairman and CEO's employment agreement with the Company expires in 2008.

In August 1996, the Board of Directors issued 1.25 million shares of restricted common stock to the Chairman and CEO for his equity financing efforts. The Company valued the shares at $2 million, or $1.60 per share. The valuation discount of 20% compared to market value of approximately $2.00 per share principally reflects the significant restrictions placed on the Chairman's ability to resell the shares.

In addition, the Company issued to the Chairman and CEO options to purchase a total of 200 thousand shares of the Company's common stock during the 11 months ended June 30, 1998 and 250 thousand shares of the Company's common stock during the 12 months ended July 31, 1997. These stock options may be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan (see Note 9).

Since 1993, the Company has maintained a consulting agreement with a significant stockholder of the Company. The consultant was paid fees of $235 thousand in the 11 months ended June 30, 1998 and $235 thousand in the 12 months ended July 31, 1997. In addition, the Company issued to the consultant options to purchase a total of 200 thousand shares of the Company's common stock during the 11 months ended June 30, 1998. These stock options may be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan (see Note 9).

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company is authorized to issue 2 million shares of preferred stock, $.001 par value, in one or more series.

On August 17, 1993, the Board of Directors designated 750 thousand shares as Series A, $5 convertible preferred stock with preferences over common as to dividends and liquidation. The Company issued 178 thousand of such shares in consideration for professional services and conversion of debt. On August 31, 1996, each share of Series A preferred stock was converted into one share of common stock. The Company's Series A preferred stock has since been retired.

On March 16, 1995, the Board of Directors designated 800 thousand shares of Series B, $5 convertible preferred stock to have preference over common stock and Series A preferred stock as to dividends and liquidation. The Company issued to one investor 741 thousand shares of the Series B preferred stock in consideration for the investor assuming debt of the Company. During the year ended July 31, 1996, the Company repurchased approximately 77 thousand shares of Series B preferred stock. On September 2, 1997, the Company redeemed the remaining 664 thousand shares of Series B preferred stock for the Company's common stock on a two for one basis, or an aggregate of 1,328 thousand common shares. The Company's Series B preferred stock has since been retired.

On June 7, 1995, the Board of Directors designated 109 thousand shares of Series C, $5 Convertible Preferred Stock to have preference over common stock and Series A and Series B preferred stocks for dividends and liquidation. The Company issued to the Chairman of the Company all 109 thousand shares of Series C preferred stock in consideration for deferred compensation. During the year ended July 31, 1996, the Company retired approximately 12 thousand shares of Series C preferred stock. During the 12 months ended July 31, 1997, the Company retired the remaining 97 thousand shares of Series C preferred stock for $536 thousand, of which $49 thousand was reflected as additional compensation to the Chairman pursuant to the terms of the Series C preferred stock agreement. The Company's Series C preferred stock has since been retired.

On October 15, 1997 the Board of Directors designated 1 million shares of Series D, $10 Convertible Preferred Stock to have preference over common stock for dividends and liquidation. During the 11 months ended June 30, 1998, the Company issued 57.5 thousand shares of Series D preferred stock and received proceeds of $575 thousand less commissions of $57.5 thousand. During the same period, the Series D preferred shareholders converted all of their Series D preferred shares into the Company's common stock on a basis of 1 preferred share for 10 common shares, or a total of 575 thousand shares of common stock. The Company no longer has any Series D preferred stock outstanding.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

Common Stock
------------
Pursuant to a registration statement dated September 6, 1996 the Company sold 2,500 thousand shares of common stock for $4,490 thousand, net of cash commissions during the 12 months ended July 31, 1997. The Company also sold 125 thousand unregistered shares of its common stock for $235 thousand, net of cash commissions. These shares were subsequently registered in the Company's registration statement dated August 18, 1997.

During the 11 months ended June 30, 1998 the Company sold 2,190 thousand unregistered shares of common stock for $2,500 thousand, net of cash commissions. These shares were subsequently registered in the Company's registration statement dated August 6, 1998.

During the 11 months ended June 30, 1998 the Company also issued a total of 687 thousand shares of common stock for consideration other than cash, as described below:

     - 200 thousand shares valued at $200 thousand were issued in connection with the purchase of the remaining 20% of Global's outstanding common stock (see Note 2),

     - 256 thousand shares were issued for repayment of $256 thousand of notes payable and related accrued interest (see Note 5), and

     - 231 thousand shares were issued for consulting services and engineering and development services valued at a total of $342 thousand.

All of these 687 thousand common shares were subsequently registered in the Company's registration statement dated August 6, 1998.

Warrants
--------
From time to time, the Board of Directors of the Company may issue warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within 1 to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997:

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

Warrants (continued)
--------------------
                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants Outstanding, 7/31/96        10         $ .01            $ .01
  Warrants issued                 1,075     $2.00 - $3.50        $2.50
----------------------------------------------------------------------------
Warrants outstanding, 7/31/97     1,085     $ .01 - $3.50        $2.48
  Warrants issued                   811     $1.25 - $3.50        $1.72
  Warrants exercised             (   10)        $ .01            $ .01
  Warrants canceled              (  275)    $2.40 - $3.50        $2.50
----------------------------------------------------------------------------
Warrants outstanding, 6/30/98     1,611     $1.25 - $3.50        $2.11
----------------------------------------------------------------------------

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued the warrants issued during the 11 months ended June 30, 1998 at $645 thousand and valued the warrants issued during the 12 months ended July 31, 1997 at $1,535 thousand.

Stock Option Plan
-----------------
The Company, with stockholder approval, has adopted a Stock Option Plan (the "Plan") which provides for the granting of options to officers, key employees, certain consultants and others. Options to purchase the Company's common stock may be made for a term of up to ten years at the fair market value at the time of the grant. Incentive options granted to a ten percent or more stockholder may not be for less than 110% of fair market value nor for a term of more than five years.

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100 thousand. The Company has reserved a total of 5 million shares for issuance under the Plan. No options have been granted under this plan through June 30, 1998. The Plan terminates in November 2001, unless terminated earlier by the Board of Directors.

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may be exercised at the fair market value of

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ELEVEN MONTHS ENDED JUNE 30, 1998 AND TWELVE MONTHS ENDED JULY 31, 1997


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

Stock Options continued)
------------------------
the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options outstanding during the 11 months ended June 30, 1998 and during the 12 months ended July 31, 1997:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options Outstanding, 7/31/96      1,042    $3.88 - $15.00        $4.10
  Options granted                   740    $2.00 - $ 2.75        $2.20
  Options canceled               (   47)   $2.75 - $15.00        $8.73
----------------------------------------------------------------------------
Options outstanding, 7/31/97      1,735    $2.00 - $ 3.88        $3.16
  Options granted                 2,091    $1.06 - $ 3.09        $1.71
  Options canceled               (   10)       $2.38             $2.38
----------------------------------------------------------------------------
Options outstanding, 6/30/98      3,816    $1.06 - $ 3.88        $2.37
----------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

                                                  11 Months     12 Months
                                                    Ended         Ended
                                                   June 30,      July 31,
                                                     1998          1997
                                                  ---------     ---------
          Net loss ($000)         As reported      $(4,248)      $(7,297)
                                  Pro forma        $(7,175)      $(8,124)

          Net loss per share      As reported      $( 0.20)      $( 0.42)
                                  Pro forma        $( 0.34)      $( 0.46)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of all directors and executive officers of the Company and their positions in the Company:

                                     Position(s)                Director
Name                     Age         with Company                 Since
--------------------     ---     -------------------------     -------------

Peter S. Pelullo         46      Chief Executive Officer,       June 1989
                                 Chairman of the Board,        (Class Two)
                                 Chief Financial Officer
                                 and Director

Michael P. McAndrews     37      President

David C. Bryan           43      Senior Vice President and
                                 Chief Operating Officer

James M. Boyd, Jr.       42      Vice President of Finance
                                 and Chief Accounting
                                 Officer

Ernest J. Cimadamore     36      Secretary

John N. D'Anastasio      50      Director                       June 1991
                                                               (Class Three)

Robert J. Sannelli       53      Director                       June 1991
                                                               (Class Three)

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

     The business experience during the past five years or more of each director and executive officer of the Company is as follows:

     Peter S. Pelullo became President, Chief Executive Officer and Chief Financial Officer of the Company in 1991, and was appointed the Company's Chairman of the Board in 1995. In October 1997, Mr. Pelullo relinquished the title of President of the Company with the appointment of Michael P. McAndrews to that position. Since becoming the Company's Chairman,

Mr. Pelullo has been instrumental in shifting the Company's focus away from the music and recording industry and spearheading its entry into the telecommunications field, while liquidating substantially all of the Company's debt. After identifying the Company's patent pending technology, Mr. Pelullo raised the seed capital to develop the concept.

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

     James M. Boyd, Jr. was appointed Vice President of Finance and Chief Accounting Officer in February 1997. Prior to joining the Company, Mr. Boyd spent 15 years with Sun Company, Inc. ("Sun") a public company engaged in petroleum refining and marketing. Mr. Boyd has extensive experience in financial and external reporting areas including the preparation of annual, quarterly and current reports required to be filed with the Securities and Exchange Commission. In his most recent position, Mr. Boyd managed Sun's Credit Department and, from 1991 to 1996, he managed Sun's worldwide accounting for petroleum inventories. Mr. Boyd was formerly a senior accountant with Price Waterhouse. Mr. Boyd is a certified public accountant in Pennsylvania. He holds a bachelors degree in accounting from the University of Delaware and an MBA from Drexel University.

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

     Robert J. Sannelli has served since 1986 as director of operations and Vice President of D'Anastasio Corp., a real estate development company of which John D'Anastasio is President. Mr. Sannelli holds a Bachelor of Science Degree in Accounting from Rutgers University.

Significant Employees

     Frank Fernandez joined the Company in May 1998 as Vice President of the Company's Florida Engineering Center. Prior to joining the Company, Mr. Fernandez was a senior engineering manager in Motorola's paging division where he was responsible for technology programs with Microsoft, the Palm Computing Division of 3Com, and a number of other Silicon Valley firms. He also directed Motorola's initiatives into a variety of new wireless applications, including in-vehicle solutions such as "CreataLink" and was the engineering program manager for the PageWriter TM 2-way pager development team, a product that won numerous industry awards. Mr. Fernandez has worked on a number of domestic and international pager programs. Mr. Fernandez, who is fluent in Spanish, has both a bachelors degree and a masters degree in Electrical Engineering from the University of Florida.

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

ITEM 10.     EXECUTIVE COMPENSATION

     In June 1998, the Company changed its fiscal year end from July 31 to June
30. As a result, all data presented under Item 10, Executive Compensation, are for the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997 and 1996.

     The following table sets forth cash compensation paid or accrued to the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the most recent fiscal period.

                             SUMMARY COMPENSATION TABLE
                                                        Long-Term Compensation
                                                       ------------------------
                                                            Awards      Payouts
                                                       ---------------  -------
       (A)              (B)     (C)    (D)     (E)      (F)      (G)      (H)
                                              Other    Restr-
                                              Annual   icted   Common
    Name and          Period                  Compen-  Stock   Stock     LTIP
    Principal          Ended  Salary  Bonus   sation   Awards  Options  Payouts
    Position            In    ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
--------------------  ------  ------  ------  -------  ------  -------  -------
Peter S. Pelullo       1998   506(1)     -      28(4)       -    200        -
Chief Executive        1997   581(2)     -      29(4)   2,500    250        -
Officer, Chairman      1996   389(3)     -      51(4)     625    500        -
of the Board

Michael P. McAndrews   1998   186(5)     -       8(6)       -    750        -
President

David C. Bryan         1998   116(7)     -       6(8)      -     150        -
Sr. Vice President,    1997     5        -       -         -     350        -
Chief Operating
Officer



       (A)              (B)     (I)
                                All
                               Other
    Name and          Period  Compen-
    Principal          Ended  sation
    Position            In    ($000)
--------------------  ------  ------
Peter S. Pelullo       1998     -
Chief Executive        1997    49(9)
Officer, Chairman      1996     -
of the Board

Michael P. McAndrews   1998    58(10)
President

David C. Bryan         1998     -
Sr. Vice President,    1997     -
Chief Operating
Officer

    (1) During the 11 months ended June 30, 1998, Mr. Pelullo was paid salaries of $471 thousand, including $17 thousand representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $28 thousand for unused vacation pay. As of June 30, 1998, accrued but unpaid compensation due Mr. Pelullo was $24 thousand.

    (2) During the 12 months ended July 31, 1997, Mr. Pelullo was paid salaries of $480 thousand, including $22 thousand representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $106 thousand for his accumulated but unpaid vacation pay since the inception of his employment contract with the Company.
        As of July 31, 1997, accrued but unpaid compensation due Mr. Pelullo was $17 thousand.

    (3) During the 12 months ended July 31, 1996, Mr. Pelullo was paid salaries of $365,000. As of July 31, 1996, accrued but unpaid compensation due Mr. Pelullo was $24,000.

    (4) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):
                                          11
                                        Months         12 Months
                                        Ended        Ended July 31,
                                       June 30,    ------------------
                                         1998        1997       1996
                                       -------     -------    -------
        Auto expense                     $13         $16        $38
        Travel allowance                   5           5          5
        Health benefits                    7           8          8
        Insurance benefits                 3           -          -
                                       -------     -------    -------
        Totals                           $28         $29        $51
                                       -------     -------    -------

    (5) During the 11 months ended June 30, 1998, Mr. McAndrews was paid salaries of $177 thousand. As of June 30, 1998, accrued but unpaid compensation due Mr. McAndrews was $9 thousand.

    (6) Other annual compensation for Mr. McAndrews during the 11 months ended June 30, 1998 consists of $5 thousand for health benefits and $3 thousand for insurance benefits.

    (7) During the 11 months ended June 30, 1998, Mr. Bryan was paid salaries of $113 thousand. As of June 30, 1998, accrued but unpaid compensation due Mr. Bryan was $3 thousand.

    (8) Other annual compensation for Mr. Bryan during the 11 months ended June 30, 1998 consists of $6 thousand for health benefits.

    (9) During the 12 months ended July 31, 1997, the Company retired the remaining 97 thousand shares of Series C preferred stock for $536 thousand, of which $49 thousand was reflected as additional compensation to the Chairman pursuant to the terms of the Series C preferred stock agreement.

   (10) During the 11 months ended June 30, 1998, the Company paid moving and relocation expenses of $44 thousand on behalf of, or directly to, Mr. McAndrews. As of June 30, 1998, accrued but unpaid moving and relocation costs due Mr. McAndrews were $14 thousand.

                                  Option/SAR Grants
                                  Individual Grants
                         For the 11 Months Ended June 30, 1998
 (A)                       (B)           (C)            (D)           (E)
                       Number of
                       Securities     % of Total
                       Underlying    Options/SARs
                      Options/SARS    Granted to     Exercise or
                       Granted(1)    Employees in    Base Price     Expiration
Name                     (#000)       Fiscal Year    ($/Share)       Date
--------------------  ------------   ------------   -----------   -------------
Peter S. Pelullo         100              5%          $1.3430     Feb. 10, 2008
                         100              5%          $2.2500     May  15, 2008

Michael P. McAndrews     500(2)          24%          $2.0000     Sep. 02, 2007
                         250             12%          $1.3430     Feb. 10, 2008

David C. Bryan           150              7%          $1.3430     Feb. 10, 2008

James M. Boyd, Jr.        60(3)           3%          $1.3430     Feb. 10, 2008

Ernest J. Cimadamore      50              2%          $1.3430     Feb. 10, 2008

    (1) The securities underlying all options issued during the 11 months ended
        June 30, 1998 consist of the Company's common stock.





    (2) Of Mr. McAndrews' options, 125 thousand vested upon his employment by the Company. An additional 175 thousand options vested on September 3, 1998 and the remaining 200 thousand options vest on September 3, 1999, if Mr. McAndrews is still employed by the Company on that date.

    (3) In addition to the 60 thousand new options granted to Mr. Boyd during the 11 months ended June 30, 1998, the expiration date of 25 thousand options that had been granted to Mr. Boyd in February 1997 was extended from February 10, 1999 to February 10, 2007.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                    For the 11 Months Ended June 30, 1998
     (A)                    (B)           (C)          (D)            (E)
                                                    Number of
                                                    Securities       Value of
                                                    Underlying     Unexercised
                                                   Unexercised     In-the-Money
                          Shares                   Options/SARS    Options/SARS
                       Acquired on       Value      at Fiscal       at Fiscal
                         Exercise      Realized      Year End        Year End
Name                      (#000)        ($000)        (#000)          ($000)
--------------------    -----------    --------    ------------    ------------
Peter S. Pelullo            0             0           950(1)          538(1)

Michael P. McAndrews        0             0           375(1)          656(1)
                                                      375(2)          492(2)

David C. Bryan              0             0           200(1)          361(1)
                                                      300(2)          394(2)

James M. Boyd, Jr.          0             0            85(1)          140(1)

Ernest J. Cimadamore        0             0            50(1)           98(1)

                                                         (1) exercisable
                                                         (2) unexercisable

Compensation Plans

    With the exception of compensation in the form of certain health, medical and similar benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who have been employed by the Company for three months, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the 11 months ended June 30, 1998 and the 12 months ended July 31, 1997, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Cash Compensation" above, except as noted below.

Employment Arrangements

     The Company has maintained an employment agreement with Peter S. Pelullo, Chief Executive Officer and Chairman of the Company (the "Chairman"), since April 1991. The Chairman's employment agreement, as periodically amended (the "Agreement"), expires in May 2008 unless earlier terminated. In accordance with the terms of the Agreement, the Executive is entitled to an initial base salary of $250 thousand per year, increasing 10% per year cumulatively. Effective July 22, 1996, the Company's Board of Directors authorized a 15% increase in the Chairman's salary. In addition, the Agreement provides for an annual bonus to be paid to the Chairman equal to 10% of pretax income, an automobile allowance, health insurance and other benefits generally available to the Company's executives. The Agreement also provides that, upon termination of the Chairman by the Company without cause or the Chairman's resignation for "Good Reason" as defined below, the Chairman will be entitled to receive his base salary plus executive bonuses prescribed by the Agreement for the longer of four years or the remaining term of the Agreement. In addition, the Company shall maintain in full force and effect, for the longer of four years or the remaining term of the Agreement, all employee benefit plans and programs in which the Chairman was entitled to participate immediately prior to termination or resignation for Good Reason. For purposes of this provision, "Good Reason" is defined to include (i) a material change in the nature or scope of the Chairman's responsibilities, duties or authority,
(ii) failure by the Company to comply with the Agreement or to obtain the assumption of the Agreement by any successor to the Company, (iii) the removal of the Chairman as director of the Company (iv) ill health of the Chairman or a member of his family, or any other compelling circumstance, which in the sole discretion of the Chairman makes his continued employment impossible or inappropriate; and (v) a change in control of the Company.

     Effective October 1, 1997, the Company hired Michael P. McAndrews as its President and agreed to pay him $240 thousand per year increasing 9%, 10% and 10% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued to Mr. McAndrews options to purchase 500 thousand shares of common stock at a price of $2.00 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. The President also is entitled to annual bonus options to purchase a minimum of 100 thousand shares of common stock at the market price on or around the anniversary date of the agreement. The bonus options vest immediately upon grant and remain in effect for ten years from the date of the grant.

     Effective July 14, 1997, the Company hired David C. Bryan as its Senior Vice President and Chief Operating Officer and agreed to pay Mr. Bryan $125 thousand per year increasing 5%, 6% and 7% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued Mr. Bryan options to purchase 350 thousand shares of common stock at a price of $2.00 per share, the market price as of the date of the commencement of his employment. The options vest over a three-year period and remain in effect for ten years from the date of the grant.

     Effective February 10, 1997, the Company hired James M. Boyd, Jr. as its Vice President of Finance and Chief Accounting Officer to replace the former Chief Accounting Officer. The Company agreed to pay Mr. Boyd $90 thousand per year for three months increasing to $95 thousand per year after the three months and increasing 5%, 6% and 7% cumulatively and respectively for each of the three years, plus certain fringe benefits. As consideration for entering into the agreement the Company will issue to Mr. Boyd 5 thousand shares of the Company's restricted common stock two years from the date of the agreement, provided that Mr. Boyd has not terminated employment prior to that time. Additionally, the Company issued to Mr. Boyd options to purchase 25 thousand shares of common stock at $2.4375 per share, the market price as of the date of the commencement of his employment, and minimum options after each year of employment to purchase 10 thousand shares of common stock at the market price on the anniversary date of the agreement. The options remain in effect for ten years from the date of the grant, except upon termination, in which case Mr. Boyd will have 30 days to exercise the options before they are canceled.

Stock Option Plan

     The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock
Option Plan is intended to qualify, in part, as an incentive stock option plan under Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries and certain other persons who are contributing materially to the Company's progress. As of June 30, 1998, no options have been issued under the Stock Option Plan.

     The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a discretionary grant or award under any stock plan of the Company, during one year prior to serving on the committee.

     The Stock Option Plan terminates November 2001, unless terminated sooner by the Board of Directors. A total of 5 million shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify or suspend the Stock Option Plan. The Board of Directors may not, however, without the approval of the stockholders of the Company, (i) increase the maximum number of shares of common stock which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or (v) materially modify the requirements as to eligibility for participation in the Stock Option Plan. Since the adoption of the Stock Option Plan, no options have been granted thereunder.

Committees of the Board

     The Board of Directors has established separate compensation, audit and nominating committees. However, there have been no meetings of such committees as of June 30, 1998.

Compensation of Directors

     Outside directors receive payments of $1 thousand per month plus reasonable costs and expenses of travel and lodging for attendance at director's meetings. On February 10, 1998, directors D'Anastasio and Sannelli each received options to purchase 100 thousand shares of the Company's common stock at a price of $1.343 per share, the market price on the date of the grant. On May 15, 1998, directors D'Anastasio and Sannelli each received options to purchase 100 thousand shares of the Company's common stock at a price of $2.25 per share, the market price on the date of the grant.

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


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 11, 1998, certain information with respect to ownership of the Company's common stock by the record and beneficial ownership by each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, and each of the Company's directors and named executive officers, and by all officers and directors as a group. Unless otherwise specified, the individuals listed possess sole voting and investment power with respect to the shares indicated as owned by them.

                                      Amount and
                                      Nature of
                                      Beneficial
                                      Ownership    Title of    Percent of
Name and Address          Position      (#000)     Class (1)     Class
----------------------   ----------   ----------   ---------   ----------
Peter S. Pelullo         Director,      5,950(2)    Common       24.1%
1341 N. Delaware Ave.    Chairman,
Philadelphia, PA 19125   and Chief
                         Executive
                         Officer

Kathleen Patten                         2,082(3)    Common        8.8%
John Patten
5 Saddlehill Road
Far Hills, NJ  07931

Jacob Der Hagopian                      1,500       Common        7.1%
1341 N. Delaware Ave.
Philadelphia, PA 19125

John N. D'Anastasio      Director         575(4)    Common        2.4%
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Robert J. Sannelli       Director         575(5)    Common        2.4%
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Michael P. McAndrews     President        560(6)    Common        2.3%
1341 N. Delaware Ave.
Philadelphia, PA 19125

David C. Bryan           Senior Vice      305(7)    Common        1.3%
1341 N. Delaware Ave.    President and
Philadelphia, PA 19125   Chief Operating
                         Officer

James M. Boyd, Jr.       Vice President    85(8)    Common        0.4%
1341 N. Delaware Ave.    of Finance and
Philadelphia, PA 19125   Chief Accounting
                         Officer

Ernest J. Cimadmore      Secretary         50(9)    Common        0.2%
1341 N. Delaware Ave.
Philadelphia, PA 19125

All officers and                        8,100(10)   Common       30.4%
directors as a group
(8 persons)

    (1) Based upon an aggregate of 23,744 thousand shares of common stock outstanding plus options to purchase common stock exercisable within 60 days.

    (2) Gives effect to options to purchase 950 thousand shares of common stock exercisable within 60 days.

    (3) Reflects Kathleen Patten's ownership of 1,740 thousand shares of common stock and John Patten's ownership of 339 thousand shares of common stock. Mr. and Mrs. Patten disclaim beneficial ownership of each others shares in the Company.

    (4) Gives effect to options to purchase 500 thousand shares of common stock exercisable within 60 days.

    (5) Gives effect to options to purchase 500 thousand shares of common stock exercisable within 60 days.

    (6) Gives effect to options to purchase 550 thousand shares of common stock exercisable within 60 days.

    (7) Gives effect to options to purchase 300 thousand shares of common stock exercisable within 60 days.

    (8) Gives effect to options to purchase 85 thousand shares of common stock exercisable within 60 days.

    (9) Gives effect to options to purchase 50 thousand shares of common stock exercisable within 60 days.

   (10) Gives effect to options to purchase 2,935 thousand shares of common stock exercisable within 60 days.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1998, the Company authorized the issuance of 250 thousand common stock options to Michael P. McAndrews, President of the Company; 150 thousand common stock options to David C. Bryan, the Senior Vice President and Chief Operating Officer of the Company; 100 thousand common stock options to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer; 100 thousand common stock options to John N. D'Anastasio, a director of the Company; 100 thousand options to Robert J. Sannelli, a director of the Company; 100 thousand common stock options to Jacob Der Hagopian, a consultant to and significant shareholder in the Company; 60 thousand common stock options to James M. Boyd, Jr., the Vice President of Finance and Chief Accounting Officer of the Company; and 50 thousand common stock options to Ernest J. Cimadamore, the Secretary of the Company. These options are exercisable at a price of $1.343 per share and expire in February 2008.

     In May 1998, the Company authorized the issuance of 100 thousand common stock options to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer; 100 thousand common stock options to John N. D'Anastasio, a director of the Company; and 100 thousand options to Robert J. Sannelli, a director of the Company. These options are exercisable at a price of $2.25 per share and expire in May 2008.

     In October 1997, 500 thousand options were granted to Michael P. McAndrews, the Company's newly hired President. The exercise price of the options is $2.00 per share, the market price on the date of grant. The options vest over a three year period and remain in effect for ten years from the date of the grant.

     In July 1997, 350,000 options were granted to David C. Bryan, the Company's newly hired Senior Vice President and Chief Operating Officer. The exercise price of the options is $2.00 per share, the market price on the date the COO's employment with the Company commenced. The options vest over a three year period and remain in effect for ten years from the date of the grant.

     In February 1997, the Company authorized the issuance of 250,000 stock options to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer, 50,000 options to John N. D'Anastasio, a director of the Company, and 50,000 options to Robert J. Sannelli, a director of the Company. These options are exercisable at a price of $2.375 per share and expire in February 2007.

     In August 1996, the Company authorized the issuance of 1,250,000 shares of restricted common stock to Peter S. Pelullo, the Company's Chairman and Chief Executive Officer.

     Since 1993, the Company has maintained a consulting agreement ("Consulting Agreement") with Jacob Der Hagopian (the "Consultant"), a significant shareholder in the Company. The Consulting Agreement, as amended, expires in August 1999. The Consultant provides consulting services to the Company in the areas of general corporate finance, business plan development, corporate reorganization, communication, and negotiations. The Consulting Agreement requires the Company to pay a weekly retainer of $5 thousand. The Company has also agreed to reimburse the Consultant for any out of pocket expenses. The Consulting Agreement may be terminated for cause or amended upon the mutual written consent of both parties. If the Company elects to terminate the Agreement, any money due or required to be paid shall be accelerated and payable upon termination. Total consulting fees paid to Mr. Der Hagopian were $235 thousand during the 11 months ended June 30, 1998 and $55 thousand during the period from July 1, 1998 to September 11, 1998.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

3(i)  Articles of Incorporation (a)
3(ii) Bylaws (a)
10.1  Amendment to Employment Agreement between Registrant and Joseph
       Tarsia (b)
10.2 Form of Agreement between Global Telecommunications of Delaware, Inc. and Guangdong Radio Station - Pearl River Stock Market Radio (c)
10.3  Employment Agreement with James M. Boyd, Jr. (d)
10.4  Employment Agreement with David C. Bryan (d)
10.5  Employment Agreement with Michael P. McAndrews (d)
10.6  Separation Agreement between the Registrant and Joseph Tarsia (a)
10.7  Payment Agreement between the Registrant and Joseph Tarsia *
21.1  Subsidiaries of the Registrant
      (i) Global Telecommunications of Delaware, Inc. (100% owned - incorporated in Delaware))
27.1  Financial data schedule *

Incorporated by reference from the Company's (a) Form S-18 Registration Statement on Form S-18 (File No. 32881-NY), (b) Form S-1 Registration Statement on Form S-1 (File No. 33-90344), (c) Reports on Form 8-K dated June 12, 1996, and July 9, 1996, (d) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997.

Reports on Form 8-K

(a) The Company filed a Form 8-K on March 4, 1998. The report disclosed in Item 5 that the Company had changed its name from Sigma Alpha Group, Ltd. to Clariti Telecommunications International, Ltd.

(b) The Company filed a Form 8-K on April 24, 1998.  The report disclosed in
    Item 5 that the Company had terminated acquisition discussions with General Atronics Corporation, a privately held defense communications subcontractor.

(c) The Company filed a Form 8-K on August 7, 1998.  The report disclosed in
    Item 8 that it had changed its fiscal year end from July 31 to June 30.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.



                             By:  s/Peter S. Pelullo
                                  ------------------
                                    Peter S. Pelullo
                                    Chief Executive Officer

Dated: September 28, 1998

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------------------         --------------------------    ------------------

s/Peter S. Pelullo            Chief Executive Officer       September 28, 1998
------------------            and Chairman of the Board
  Peter S. Pelullo

s/James M. Boyd, Jr.          Vice President of Finance     September 28, 1998
--------------------          and Chief Accounting
  James M. Boyd, Jr.            Officer

s/John N. D'Anastasio         Director                      September 28, 1998
---------------------
  John N. D'Anastasio

s/Robert J. Sannelli          Director                      September 28, 1998
--------------------
  Robert J. Sannelli
