Form 10QSB
period 1998-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1998-11-16
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of November 6, 1998 were 28,972,454.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    September 30, 1998 (unaudited) and
                    June 30, 1998 (audited)                      3

                    Consolidated Statements of Operations
                    for the three months ended September 30,
                    1998 and 1997 (unaudited)                    4

                    Consolidated Statement of Stockholders'
                    Equity for the three months ended
                    September 30, 1998 (unaudited)               5

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30,
                    1998 and 1997 (unaudited)                    6

                    Notes to Consolidated Financial
                    Statements (unaudited)                     7-9

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                10-12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           13

          Item 2.   Changes in Securities                       13

          Item 3.   Defaults Upon Senior Securities             13

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            13

          Item 5.   Other Events                                13

          Item 6.   Exhibits and Reports on Form 8-K            13

SIGNATURES                                                      14

PART I. - FINANCIAL INFORMATION

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                                 Sept. 30,         June 30,
                                                   1998              1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                    ASSETS
CURRENT ASSETS
  Cash and equivalents                            $    419        $  1,391
  Prepaid consulting fees                              181             263
  Other current assets                                  28              40
                                                  --------        --------
                                                       628           1,694
                                                  --------        --------
PROPERTY AND EQUIPMENT, NET                            311             282
                                                  --------        --------
OTHER ASSETS
  Goodwill                                              24              28
  Patents and technology                               223             236
                                                  --------        --------
                                                       247             264
                                                  --------        --------
TOTAL ASSETS                                      $  1,186        $  2,240
                                                  ========        ========
                    LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                        $    447        $    443
  Accrued taxes, other than income taxes                78              54
  Accrued wages - officers                             166              50
  Accrued expenses and other current liabilities       135             113
                                                  --------        --------
TOTAL LIABILITIES                                      826             660
                                                  --------        --------
COMMITMENTS AND CONTINGENCIES

                STOCKHOLDERS' EQUITY
COMMON STOCK
 $.001 par value; authorized 50,000,000
 shares; issued and outstanding, 23,743,883
 shares at September 30, 1998 and 23,697,283
 at June 30, 1998                                       24              24
WARRANTS OUTSTANDING                                 1,881           1,843
ADDITIONAL PAID-IN-CAPITAL                          31,474          31,366
ACCUMULATED DEFICIT                                (33,019)        (31,653)
                                                  --------        --------
TOTAL STOCKHOLDERS' EQUITY                             360           1,580
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,186        $  2,240
                                                  ========        ========

See accompanying notes
                                    3

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
           (Dollars and Shares in Thousands, Except Per Share Amounts)
                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                          -------------------
                                            1998       1997
                                          --------   --------
SALES                                     $     -    $     -

COST OF SALES                                   -          -
                                          -------    -------
GROSS PROFIT                                    -          -
                                          -------    -------

OPERATING EXPENSES:
  Officers' compensation                      291         231
  Other salaries and payroll costs            104          54
  Consulting fees                             235         177
  Professional fees                            56         100
  Research and development                    431         427
  Travel                                      149          83
  Other                                       112         102
                                          -------     -------
TOTAL OPERATING EXPENSES                    1,378       1,174
                                          -------     -------
LOSS FROM OPERATIONS                       (1,378)     (1,174)
                                          -------     -------
OTHER INCOME
 Interest income                               12          21
                                          -------     -------
NET LOSS                                  $(1,366)    $(1,153)
                                          =======     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                     23,734      19,128

BASIC AND DILUTED LOSS PER COMMON SHARE   $( 0.06)    $( 0.06)
                                          =======     =======




See accompanying notes


                                    4

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                      (Dollars and Shares in Thousands)



                              COMMON STOCK
                            ---------------
                            NUMBER           WARRANTS    ADD'L.      ACCUMU-
                              OF               OUT-     PAID-IN       LATED
                            SHARES   AMOUNT  STANDING   CAPITAL      DEFICIT
                            ------   ------  --------  ---------    ----------
BALANCES, JUNE 30, 1998     23,697    $ 24    $1,843   $ 31,366     $(31,653)

Three months ended
 September 30, 1998
  (unaudited):
  Issuance of common stock      47       -         -        118            -
  Commissions                    -       -         -    (    10)           -
  Issuance of warrants for
   services                      -       -        38          -            -
  Net loss                       -       -         -          -      ( 1,366)
                            ------    ----    ------   --------     --------
BALANCES, SEPT. 30, 1998    23,744    $ 24    $1,881   $ 31,474     $(33,019)
                            ======    ====    ======   ========     ========


See accompanying notes
                                    5

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            --------------------
                                               1998       1997
                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(1,366)   $(1,153)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Depreciation and amortization                  34         11
   Issuance of common stock in settlement
    of accrued liability                          18          -
   Issuance of common stock warrants in
    settlement of accounts payable - trade        38          -
   (Increase) decrease in:
     Prepaid consulting fees                      82     (    2)
     Other current assets                         12         21
   Increase (decrease) in:
     Accounts payable - trade                      4        128
     Accrued taxes, other than income taxes       24          6
     Accrued wages - officers                    116          1
     Accrued expenses and other current
      liabilities                                 22     (    5)
                                             -------    -------
 Net cash used in operating activities        (1,016)    (  993)
                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of patent and technology                     -     (   11)
 Purchase of equipment                        (   46)    (    9)
                                             -------    -------
 Net cash used in investing activities        (   46)    (   20)
                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock          100          -
 Commission on common stock issuance          (   10)         -
                                             -------    -------
 Net cash provided by financing activities        90          -
                                             -------    -------

NET CHANGE IN CASH AND EQUIVALENTS            (  972)    (1,013)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD      1,391      2,075
                                             -------    -------

CASH AND EQUIVALENTS, END OF PERIOD          $   419    $ 1,062
                                             =======    =======

See accompanying notes
                                    6

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997



NOTE 1 - CHANGE IN FISCAL YEAR-END/INTERIM PERIODS
--------------------------------------------------
In June 1998, Clariti Telecommunications International, Ltd. (the "Company") changed its fiscal year-end from July 31 to June 30. Therefore, the unaudited consolidated financial statements for the prior period have been conformed to the fiscal quarter ended September 30, 1997.

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the period ended June 30, 1998.

The results of operations for the three-month periods ended September 30, 1998 and 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - BUSINESS ACTIVITIES
----------------------------
During the three months ended September 30, 1998, Clariti Telecommunications International, Ltd. conducted activities directed toward the research and development of its Digital Voice Paging System.


NOTE 3 - METHOD OF ACCOUNTING
-----------------------------
The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.


NOTE 4 - COMPREHENSIVE INCOME
-----------------------------
The Company adopted FASB Statement 130, "Comprehensive Income", beginning in the quarter ended September 30, 1998. However, the Company has no items of comprehensive income that are excluded from net loss for either of the three month periods ended September 30, 1998 or 1997.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company subcontracts certain elements of the development of its Digital Voice Paging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. As of September 30, 1998 the Company maintained only

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997



NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------------------
one significant development contract with a firm fixed price of $600 thousand. Under the terms of the contract, the Company is required to make progress payments based on the achievement of specific milestones. As of September 30, 1998, the Company had paid $264 thousand in progress payments against such contract.


NOTE 6 - INCOME TAXES
---------------------
There is no income tax benefit for operating losses for the three months ended September 30, 1998 and 1997 due to the following:

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


NOTE 7 - COMMON STOCK
---------------------
During the quarter ended September 30, 1998, the Company issued 46,600 shares of its common stock as follows:

     - 40,000 shares for gross proceeds of $100 thousand less a $10 thousand commission
     - 6,600 shares valued at $18 thousand in partial settlement of obligations due to the former chairman of the Company (Such amount was included on the Company's June 30, 1998 consolidated balance sheet as accrued expenses and other current liabilities.)


NOTE 8 - WARRANTS
-----------------
From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Compensation cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997


NOTE 8 - WARRANTS (continued)
-----------------------------
On July 2, 1998, the Company issued to its corporate counsel warrants to purchase 25 thousand shares of the Company's common stock at an exercise price of $3.25 per share, the market price on the date of grant. The warrants were issued for services rendered and expire on July 1, 2000. The Black-Scholes model valued these warrants at $38 thousand, which had been accrued as accounts payable on the Company's balance sheet as of June 30, 1998.


NOTE 9 - STOCK OPTIONS
----------------------
During the quarter ended September 30, 1998, the Company issued options to purchase a total of 90 thousand shares of the Company's common stock to several new employees of the Company. These stock options may be exercised over a period of ten years at the fair market value on the date of the grant (weighted average price of $3.0586 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan.


NOTE 10 - NET LOSS PER SHARE
----------------------------
The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share after the assumed conversion of potential common shares (warrants, stock options and convertible debt) was not presented because the effect of such conversions would be antidilutive. Prior period amounts for net loss per common share were recomputed in accordance with FASB Statement 128.

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

Recent Developments
-------------------
     On November 6, 1998, the Company entered into a Share Exchange Agreement with GlobalFirst Holdings, Ltd. ("GlobalFirst") and a group of international investors represented by Chadwell Hall Holdings, Ltd. ("CHH"). Under the terms of the Share Exchange Agreement, the Company will acquire 100% of the outstanding capital stock of GlobalFirst from shareholders of GlobalFirst, and in return the Company will issue to such shareholders or their designees 76,571,500 shares of the Company's restricted common stock. Pursuant to the terms of the Share Exchange Agreement, the Company's board of directors elected the Lord Simon Clanmorris to serve as a director on the Company's board of directors. The Lord Clanmorris is president of GlobalFirst and a former chairman of Interoute Telecommunications Group UK, a major European telecom provider. In connection with the Share Exchange Agreement, the Company will be required to obtain consent from a majority of its shares to increase the number of the Company's authorized shares of common stock.

     GlobalFirst has operating subsidiaries and businesses located throughout Europe involved with business and residential telecom services including transatlantic fiber optic voice and data transmission (through its virtual private telecom network), prepaid mobile phones, prepaid phone cards and personal communication offices ("PCO's"). GlobalFirst's current operations are generating revenue at an annualized rate of approximately $100 million. The combined companies will continue to be known as Clariti Telecommunications International, Ltd. Closing of the Share Exchange Agreement is scheduled for December 15, 1998. Financial statements for GlobalFirst are not currently available. However, the Company expects to file a Form 8-K with required financial statements and pro forma financial information within time constraints stipulated by the Securities and Exchange Commission.

     The Share Exchange Agreement also provides that CHH or its designees will purchase an additional 11,428,500 shares of the Company's restricted common stock for $20 million cash. As of November 6, 1998, the Company had received $9.15 million of this amount. The terms of the Share Exchange Agreement require the remaining $10.85 million to be received by the Company upon closing of the Share Exchange Agreement.

Three Months Ended September 30, 1998
v. Three Months Ended September 30, 1997
----------------------------------------
Results of Operations

     For the three months ended September 30, 1998 ("Fiscal 1Q99"), the Company incurred a net loss of $1,366 thousand on no revenues compared to a net loss of $1,153 thousand on no revenues for the three months ended September 30, 1997 ("Fiscal 1Q98"), an increase in the net loss of $213 thousand. Factors contributing to the increase in the net loss are described in the following paragraphs.

     For Fiscal 1Q99, officers' compensation was $291 thousand as compared to $231 thousand for Fiscal 1Q98, an increase of $60 thousand, or 26%. The increase was due to the addition of a President of the Company who was hired in October 1997 and regularly scheduled salary increases for existing officers. Other salaries and payroll costs increased $50 thousand, or 93%, from $54 thousand in Fiscal 1Q98 to $104 thousand in Fiscal 1Q99. This increase was due to the addition of several new employees in support of the Company's development of its Digital Voice Paging System.

     For Fiscal 1Q99, consulting fees were $235 thousand as compared to $177 thousand for Fiscal 1Q98, an increase of $58 thousand, or 33%. The increase was primarily due to amortization of prepaid consulting fees incurred during Fiscal 1Q99 partially offset by lower fees paid to consultants and investment bankers who assisted the Company in raising equity capital. Travel expenses increased $66 thousand, or 80%, from $83 thousand in Fiscal 1Q98 to $149 thousand in Fiscal 1Q99. This increase was largely due to greater overseas travel for the purpose of developing joint venture relationships with local companies in specified target areas. Interest income decreased $9 thousand, or 43%, from $21 thousand in Fiscal 1Q98 to $12 thousand in Fiscal 1Q99. This decrease is due to lower average cash balances available for investment during Fiscal 1Q99.

     The expense increases described above were partially offset by lower professional fees. For Fiscal 1Q99, professional fees were $56 thousand as compared to $100 thousand for Fiscal 1Q98, a decrease of $44 thousand or 44%. The decrease resulted from lower legal fees incurred to the Company's securities counsel and corporate counsel.

Liquidity and Capital Resources

     At September 30, 1998, the Company had a working capital deficit of $198 thousand (including a cash balance of $419 thousand) as compared to working capital of $1,034 thousand (including a cash balance of $1,391 thousand) at June 30, 1998. The working capital decrease of $1,232 thousand largely reflects the use of cash in operations during Fiscal 1Q99.

     As of November 6, 1998, the Company maintained a cash balance of $8,241 thousand. The increase of $7,822 thousand since September 30, 1998 is due to the receipt of $9,150 thousand in connection with the Share Exchange Agreement described above. Management believes that these funds will enable the Company to complete the process of developing of its Digital Voice Paging System. Management is aware however that additional funding will be required to launch the Digital Voice Paging System in specified target markets. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. In addition, management is aware that there can be no assurances that the Digital Voice Paging System will be developed into a commercially successful business. Finally, there can be no assurance that the Company will complete its acquisition of GlobalFirst or, if the acquisition is completed that the Company will be able to successfully integrate the operations of the Company and GlobalFirst.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    Reference is made to the Registrant's Annual Report on Form 10-KSB for the period ended June 30, 1998.

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

Dated:  November 16, 1998



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