Form 10QSB/A
period 1998-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-02-02
CIK 941814

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

Year 2000
---------
     In the past a number of computer software programs were written using two digits rather than four digits to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. Management believes that all Company systems are Year 2000 compliant. In particular, the software being developed for use in the Company's Digital Voice Paging System has been designed specifically to be Year 2000 compliant.

     The Company also plans to assess the readiness of its significant vendors and financial institutions for the Year 2000 issue. Contingency plans will be developed in the event that business-critical vendors and financial institutions do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues.

     The Company does not believe the costs related to Year 2000 compliance, including the costs relating to assessing the Year 2000 readiness of vendors and financial institutions, will be material to its financial position or results of operations. However, such costs are based on management's best estimates. Unanticipated failures by critical vendors and financial institutions as well as failure by the Company to satisfactorily execute its own compliance could have a material adverse effect on the Company's financial position and results of operations. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

Dated:  February 2, 1999



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