Form 10QSB
period 1998-12-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-02-22
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

          For the transition period from _____________ to _________

                      Commission file number 33-90344

                 Clariti Telecommunications International, Ltd.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

            Delaware                                    23-2498715
---------------------------------            ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

            1341 North Delaware Avenue, Philadelphia, PA 19125
            --------------------------------------------------
                 (Address of principal executive offices)

                           (215) 425-8682
                    ---------------------------
                    (Issuer's telephone number)

                           Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes (X)    No ( )

Outstanding shares issued or to be issued of each of the registrant's class of common stock $.001 par value per share as of February 5, 1999 were 111,950,080.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    December 31, 1998 (unaudited) and
                    June 30, 1998 (audited)                      3

                    Consolidated Statements of Operations
                    for the six months and three months
                    ended December 31, 1998 and 1997
                    (unaudited)                                  4

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended
                    December 31, 1998 (unaudited)                5

                    Consolidated Statements of Cash Flows
                    for the six months ended December 31,
                    1998 and 1997 (unaudited)                    6

                    Notes to Consolidated Financial
                    Statements (unaudited)                     7-12

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                 13-17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                           18

          Item 2.   Changes in Securities                     18-19

          Item 3.   Defaults Upon Senior Securities             19

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                            19

          Item 5.   Other Events                                19

          Item 6.   Exhibits and Reports on Form 8-K          19-20

SIGNATURES                                                      21


EXHIBIT INDEX                                                   22

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                  Dec. 31,         June 30,
                                                    1998             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  16,293       $    228
  Trade accounts receivable                           8,705          4,496
  Other receivables                                   1,002            262
  Refundable taxes                                    1,005          2,706
  Prepaid expenses and other current assets           1,062            346
                                                  ---------       --------
                                                     28,067          8,038
                                                  ---------       --------
PROPERTY AND EQUIPMENT, NET                           5,039          2,011

INTANGIBLE ASSETS, NET                              138,640              -
                                                  ---------       --------
TOTAL ASSETS                                      $ 171,746       $ 10,049
                                                  =========       ========

   LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                        $  18,173       $  8,629
  Deferred revenue                                    1,063          2,069
  Accrued expenses and other current liabilities      4,679          1,921
  Funding from parent                                     -         16,580
                                                  ---------       --------
TOTAL LIABILITIES                                    23,915         29,199
                                                  ---------       --------
COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' EQUITY
COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 111,950 shares at
 December 31, 1998 and 23,697 at June 30, 1998          112              -
WARRANTS OUTSTANDING                                  1,881              -
ADDITIONAL PAID-IN-CAPITAL                          183,795              -
ACCUMULATED DEFICIT                                ( 38,150)       (19,108)
CUMULATIVE TRANSLATION ADJUSTMENTS                      193        (    42)
                                                  ---------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                147,831        (19,150)
                                                  ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 171,746       $ 10,049
                                                  =========       ========

See accompanying notes
                                    3

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
           (Dollars and Shares in Thousands, Except Per Share Amounts)


                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                   DECEMBER 31,               DECEMBER 31,
                                -------------------       ------------------
                                  1998       1997           1998       1997
                                --------   --------       --------   --------
REVENUE                         $ 20,536   $  4,586       $ 11,797   $  2,848

COST OF REVENUE                   23,105      5,105         14,112      3,780
                                --------   --------       --------   --------
GROSS LOSS                       ( 2,569)   (   519)       ( 2,315)   (   932)


Sales and marketing                1,015        818            601        573
General and administrative        11,427      1,525          7,657        911
Amortization of intangibles        4,031          -          4,031          -
                                --------   --------       --------   --------

NET LOSS                         (19,042)   ( 2,862)       (14,604)   ( 1,484)

OTHER COMPREHENSIVE LOSS:
  Foreign currency
   translation adjustments           235          -           113          -
                                --------   --------       --------   --------

COMPREHENSIVE LOSS              $(18,807)  $( 2,862)      $(14,491)  $( 1,484)
                                ========   ========       ========   ========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            32,258     19,463         40,790     20,019

NET LOSS PER SHARE - BASIC
 AND DILUTED                    $(  0.59)  $(  0.15)      $(  0.36)  $(  0.07)
                                ========   ========       ========   ========


[FN]
See accompanying notes


                                    4

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED DECEMBER 31, 1998
                      (Dollars and Shares in Thousands)



                                      COMMON STOCK           COMMON
                                  -------------------        STOCK
                                   NUMBER                   WARRANTS
                                     OF                       OUT-
                                   SHARES      AMOUNT       STANDING
                                  --------     ------       --------
BALANCES, JUNE 30, 1998                  -      $   -        $    -

Six months ended
 December 31, 1998 (unaudited):
  Acquisition of majority
   interest in GlobalFirst               -          -             -
  Capitalize funding from parent         -          -             -
  Reverse acquisition of Clariti
   by GlobalFirst                  111,950        112         1,881
  Net loss                               -          -             -
  Currency translation adjustment        -          -             -
                                   -------      -----        ------
BALANCES, DECEMBER 31, 1998        111,950      $ 112        $1,881
                                   =======      =====        ======



                                    ADD'L.      ACCUMU-     CURRENCY
                                   PAID-IN       LATED      TRANSLA-
                                   CAPITAL      DEFICIT     TION ADJ
                                  ---------    ---------    --------
BALANCES, JUNE 30, 1998           $      -     $(19,108)    $(   42)

Six months ended
 December 31, 1998 (unaudited):
  Acquisition of majority
   interest in GlobalFirst          99,460            -           -
  Capitalize funding from
   GlobalFirst parent               24,770            -           -
  Reverse acquisition of Clariti
   by GlobalFirst                   59,565            -           -
  Net loss                               -      (19,042)          -
  Currency translation adjustment        -            -         235
                                  --------     --------     -------
BALANCES, DECEMBER 31, 1998       $183,795     $(38,150)    $   193
                                  ========     ========     =======


[FN]
See accompanying notes
                                    5

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)

                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                               ----------------------
                                                  1998         1997
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(19,042)    $( 2,862)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Depreciation and amortization                   4,348          159
 Change in assets and liabilities which
  increase (decrease) cash, net of effects
  of acquisition:
     Trade accounts receivable                   ( 4,209)     ( 2,386)
     Other receivables                           (   740)           -
     Refundable taxes                              1,701            -
     Prepaid expenses and other current assets   (   574)     (    25)
     Accounts payable                              9,208        4,087
     Accrued expenses and other current
      liabilities                                  2,608        1,202
     Deferred revenue                            ( 1,006)           -
                                                --------     --------
 Net cash received from (used in)operating
  Activities                                     ( 7,706)         175
                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired in stock for stock reverse
  acquisition                                     16,063            -
 Purchase of equipment                           ( 3,017)           -
                                                --------     --------
 Net cash received from (used in) investing
  activities                                      13,046            -
                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from parent                                 10,490            -
 Repayment of loan to parent                           -      (   200)
                                                --------     --------
Net cash received from (used in) financing
  activities                                      10,490      (   200)
                                                --------     --------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE              235            -
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                16,065      (    25)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD            228          133
                                                --------     --------

CASH AND EQUIVALENTS, END OF PERIOD             $ 16,293     $    108
                                                ========     ========

[FN]
See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 1 - BASIS OF INTERIM PRESENTATION
--------------------------------------
The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 1998 Form 10-KSB and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS
------------------------------------
The operations of Clariti consist of international telecommunications services and development of its digital voice paging technology.

GlobalFirst Holdings, Ltd. and its subsidiaries ("GlobalFirst") operate the Company's international telecommunications services division. GlobalFirst is a licensed telecommunications carrier in the United Kingdom and sells long distance and local telephone services, including prepaid phone cards, through franchise and agent distribution channels in the United Kingdom and France. Prior to February 1999, GlobalFirst also operated public call offices ("PCO's") in Europe, through which it offered other telecommunications products and services including phone cards. However, the group of subsidiaries comprising GlobalFirst's PCO business was sold in February 1999 (see Note 11 - Subsequent Events).

Clariti Digital Paging operates the Company's digital voice paging division and is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Digital Paging is currently developing the world's first low-cost Digital Voice Paging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Revenue Recognition and Deferred Revenue
----------------------------------------
The Company's revenue is generated principally through three sources, prepaid calling cards, PCO's and franchise fees.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------

The Company sells prepaid phone cards to the franchised retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time.

Substantially all prepaid phone cards sold by the Company have expiration dates of 60 - 90 days after first use.

Revenues from PCO's are recognized as the services are provided.

Franchise revenue includes initial franchise fees which are recorded as revenue when cash is received, provided no significant obligations to the franchisee exist.

Income Taxes
------------
There is no income tax benefit for operating losses for the six months and three months ended December 31, 1998 due to the following:

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

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity.

Fair Value of Financial Instruments
-----------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires the determination of fair value for certain of the Company's assets and liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------
Current assets and liabilities: The carrying value of cash and cash equivalents, receivables, payables, deferred revenue and accrued liabilities approximates fair value due to their short maturity.


NOTE 4 - ACQUISITIONS
---------------------
On December 8, 1998 Clariti acquired 100% of the capital stock of GlobalFirst Holdings Ltd., a privately held telecommunications firm with operations in the United Kingdom and several other countries in Western Europe, from Chadwell Hall Holdings, Ltd. ("CHH") for 76,571,500 restricted shares of Clariti's common stock. The combined entity will continue to conduct business as Clariti Telecommunications International, Ltd. The transaction has been accounted for using the purchase method of accounting as a reverse acquisition in which GlobalFirst is considered the accounting acquiror and Clariti is considered the acquired company. Consistent with such reverse accounting treatment, the consolidated financial statements for the three and six month periods ended December 31, 1998, include the results of GlobalFirst for the full reporting periods and the results of Clariti from the acquisition date through the end of the period, except for stockholder's equity which has been adjusted for the shares of Clariti common stock issued and outstanding as of December 31, 1998. Because of the accounting treatment described herein, the financial statements differ from those previously reported by the Company.

Additionally, CHH and an affiliated company, Corporate and Legal Nominees, Ltd., combined to purchase a total of 11,428,500 shares of Clariti's restricted common stock for $20,000,000, or $1.75 per share.

In November 1998, CHH acquired the 75% of the capital stock of GlobalFirst it did not already own from Intercom Global Ventures, a privately held telecommunications firm based in the United Kingdom, for consideration valued at approximately $100 million. This transaction has been accounted for as a purchase business combination under APB #16.

In the case of both acquisitions, management has not yet allocated any of the purchase price in excess of fair market value of tangible net assets to identifiable intangible assets such as intellectual property, in-process research and development, or goodwill as final valuations of any potential intangible assets are not currently available. When management identifies such assets, the useful life of any individual asset may differ from the intangible asset amortization period of 5 years currently reflected in the Consolidated Statements of Operations.

Pro forma financial information for the transactions described above has been included in a Form 8-K/A the Company has filed with the SEC on the date hereof. In addition, a pro forma statement of operations for the six months ended December 31, 1998 is attached hereto as Exhibit 99.2.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 5 - COMPREHENSIVE INCOME
-----------------------------
The Company adopted FASB Statement 130, "Comprehensive Income", beginning in the quarter ended September 30, 1998. The Company's only item of comprehensive income that is excluded from net loss for the quarter ended December 31, 1998, is the cumulative translation adjustment associated with the Company's foreign subsidiaries.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company subcontracts certain elements of the development of its Digital Voice Paging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. As of December 31, 1998 the Company maintained only one significant development contract with a firm fixed price of $600,000.
Under the terms of the contract, the Company is required to make progress payments based on the achievement of specific milestones. As of December 31, 1998, the Company had paid $332,000 in progress payments against such contract.

The Company is a party to certain legal proceedings occurring in the ordinary course of business. Based upon information presently available, the Company does not believe that the final outcome of any of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


NOTE 7 - COMMON STOCK
---------------------
In addition to the stock issued in connection with the acquisition described above, the Company issued 206,197 shares of common stock as commission on the sale of stock to CHH.


NOTE 8 - STOCK OPTIONS
----------------------
During the quarter ended December 31, 1998, the Company issued options to purchase a total of 355,750 shares of the Company's common stock to several new and existing employees of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.39 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan.


NOTE 9 - WARRANTS
-----------------
From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 9 - WARRANTS (continued)
-----------------
or services rendered to the Company, or a combination of the above. Compensation cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

In October 1998, the Company issued to both its corporate counsel and its securities counsel warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share, the market price on the date of grant. The warrants were issued for services rendered and expire in October 2001. The Black-Scholes model valued these warrants at a total of $192,000.


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


NOTE 11 - SUBSEQUENT EVENTS
---------------------------
On February 3, 1999, the Company completed the sale of all of the outstanding capital stock of Telnet Products & Services, Ltd. ("Telnet") to CHH (the "Telnet Share Purchase and Sale Agreement"). Prior to its sale, Telnet was one of several businesses Clariti had acquired as part of its December 8, 1998 acquisition of GlobalFirst from CHH. Telnet owns and operates PCO's located in the United Kingdom, France, Spain and Germany. Pursuant to the Telnet Share Purchase and Sale Agreement, Clariti will serve as the exclusive worldwide provider of telecommunications carrier services to Telnet and each of its subsidiaries.

In consideration for the capital stock of Telnet, CHH issued to Clariti a demand note in the amount of $21 million (the "$21 Million Note"), the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. As a result, Clariti does not expect to report a material gain or loss on the sale of Telnet. The $21 Million Note carries a fixed interest rate of 4.62% and is payable, including accrued interest thereon, within 10 days of demand by Clariti. Pursuant to the terms of the $21 Million Note, CHH may repay the $21 Million Note and any accrued interest thereon in the form of Clariti restricted common stock valued at $1.75 per share. This price per share is the same as that used in Clariti's acquisition of GlobalFirst (including Telnet) from CHH in December 1998.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 11 - SUBSEQUENT EVENTS (continued)
---------------------------
Also on February 3, 1999, Clariti entered into a Share Exchange Agreement with CHH pursuant to which Clariti will acquire for $34 million all of the outstanding capital stock of MediaTel Global Communications, Ltd. ("MediaTel"). MediaTel is a switchless reseller of telecommunications services in the United Kingdom with annualized revenues of approximately $40 million. The purchase price was determined on an arms-length basis utilizing a valuation performed by Clariti's investment banker, ING Barings Furman Selz LLC. The consideration to be paid by Clariti to CHH will consist of:

(a) cancellation of the $21 Million Note, including accrued interest thereon,
(b) issuance of 3,555,555 shares of Clariti's restricted common stock valued at $8 million ($2.25 per share), and
(c) issuance of a convertible debenture (the "Convertible Debenture"), the face value of which will equal $5 million less the interest accrued on the $21 Million Note.

The Convertible Debenture will carry a fixed interest rate of 4.62% and will be payable, including interest thereon, 90 days from the date of settlement. Pursuant to the terms of the Convertible Debenture, Clariti has the option to convert the balance of the note, including accrued interest thereon, into shares of Clariti's restricted common stock at a fixed price of $2.25 per share, the approximate market value of Clariti common stock on the date the MediaTel Share Exchange Agreement was entered. Consummation of Clariti's acquisition of MediaTel is expected to occur in March 1999 and is subject to satisfactory completion of Clariti's due diligence and other customary conditions.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     The operations of Clariti consist of international telecommunications services and development of its digital voice paging technology.

     GlobalFirst operates the Company's international telecommunications services division. GlobalFirst is a licensed telecommunications carrier in the United Kingdom and sells long distance and local telephone services, including prepaid phone cards, through franchise and agent distribution channels in the United Kingdom and France. Prior to February 1999, GlobalFirst also operated public call offices in Europe, through which it offered other telecommunications products and services including phone cards. However, the group of subsidiaries comprising GlobalFirst's PCO business was sold in February 1999 (see Recent Developments).

     Clariti Digital Paging operates the Company's digital voice paging division and is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Digital Paging is currently developing the world's first low-cost Digital Voice Paging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Recent Developments
-------------------
     During October and November 1998, the Company sold to CHH 5,228,571 shares of Clariti's restricted common stock for $9,150,000, or $1.75 per share. On December 8, 1998, pursuant to a Share Exchange Agreement, Clariti acquired 100% of the outstanding capital stock of GlobalFirst Holdings, Ltd. from CHH. In exchange, Clariti issued to CHH 76,571,500 shares of Clariti's restricted common stock. Also pursuant to the Share Exchange Agreement, Clariti sold to CHH's designee, Corporate and Legal Nominees, Ltd. ("CLN"), a corporation formed under the laws of the United Kingdom, 6,199,929 shares of its restricted common stock for $10,850,000, or $1.75 per share. As a result of these transactions, CHH and CLN together acquired a total of 88,000,000 shares, or approximately 79% of the Company's outstanding common stock (75% on a fully diluted basis). Clariti received a fairness opinion from an independent valuation firm in connection with the transactions that took place pursuant to the Share Exchange Agreement.

     On February 3, 1999, Clariti completed the sale of all of the outstanding capital stock of Telnet to CHH. Prior to its sale, Telnet and its subsidiaries comprised the PCO business of GlobalFirst. Pursuant to the Telnet Share Purchase and Sale Agreement, Clariti will serve as the exclusive worldwide provider of telecommunications carrier services to Telnet and each of its subsidiaries. The sale of Telnet will enable GlobalFirst to focus its human and financial resources on becoming a profitable international telecommunications carrier and network services provider.

     In consideration for the capital stock of Telnet, CHH issued to Clariti the $21 Million Note, the face value of which is the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. As a result, Clariti does not expect to report a material gain or loss on the sale of Telnet. The $21 Million Note carries a fixed interest rate of 4.62% and is payable, including accrued interest thereon, within 10 days of demand by Clariti. Pursuant to the terms of the $21 Million Note, CHH may repay the $21 Million Note and any accrued interest thereon in the form of Clariti restricted common stock valued at $1.75 per share. This price per share is the same as that used in Clariti's acquisition of GlobalFirst (including Telnet) from CHH in December 1998.

     Also on February 3, 1999, Clariti entered into a Share Exchange Agreement with CHH pursuant to which Clariti will acquire for $34 million all of the outstanding capital stock of MediaTel. MediaTel is a switchless reseller of telecommunications services in the United Kingdom with annualized revenues of approximately $40 million. MediaTel is focused on providing high quality, low-cost retail telephone services to residential markets and small-to-medium sized enterprises located primarily in the United Kingdom.

     The $34 million purchase price was determined on an arms-length basis utilizing a valuation performed by Clariti's investment banker, ING Barings Furman Selz LLC. Consideration to be paid by Clariti to CHH is expected to consist of:

(a) cancellation of the $21 Million Note, including accrued interest thereon,
(b) issuance of 3,555,555 shares of Clariti's restricted common stock valued at $8 million ($2.25 per share), and
(c) issuance of a Convertible Debenture, the face value of which will equal $5 million less the interest accrued on the $21 Million Note.

     The Convertible Debenture will carry a fixed interest rate of 4.62% and will be payable, including interest thereon, 90 days from the date of settlement. Pursuant to the terms of the Convertible Debenture, Clariti will have the option to convert the balance of the note, including accrued interest thereon, into shares of Clariti's restricted common stock at a fixed price of $2.25 per share, the approximate market value of Clariti common stock on the date the MediaTel Share Exchange Agreement was entered. Consummation of Clariti's acquisition of MediaTel is expected to occur in March 1999 and is subject to satisfactory completion of Clariti's due diligence and other customary conditions.

     If Clariti acquires MediaTel pursuant to the Share Exchange Agreement and if Clariti exercises its option to convert the entire balance of the Convertible Debenture into Clariti common stock, CHH and CLN together will hold a total of approximately 93.8 million, or 80% of Clariti's then outstanding common stock (76% on a fully diluted basis). Upon completing the acquisition of MediaTel, Clariti plans to consolidate the operations of MediaTel with those of GlobalFirst in order to minimize overhead costs and take advantage of potential telecommunications traffic cost reduction opportunities resulting from the substantial size of the combined companies' traffic.


Results of Operations
---------------------

     Under generally accepted accounting principles, Clariti's acquisition of GlobalFirst was accounted for as a reverse acquisition because GlobalFirst's original shareholder, CHH, owned more than 50% of Clariti immediately following the acquisition. As a result, Clariti's results of operations for the six-month and three-month periods ended December 31, 1998 reported in this Form 10-QSB include GlobalFirst's operations for the entire six-month and three-month periods. Clariti Digital Paging's operations however are included only for the period from December 8, 1998 (date of reverse acquisition) to December 31, 1998.

Six Months Ended December 31, 1998
v. Six Months Ended December 31, 1997
-------------------------------------
     For the six months ended December 31, 1998, the Company incurred a net loss of $19,042,000 on revenues of $20,536,000 compared to a net loss of $2,862,000 on revenues of $4,586,000 for the six months ended December 31, 1997. Sales and marketing expenses increased from $818,000 in the six months ended December 31, 1997 to $1,015,000 for the six months ended December 31, 1998. General and administrative expenses increased from $1,525,000 in the six months ended December 31, 1997 to $11,427,000 for the six months ended December 31, 1998. Net loss per share increased from $0.15 for the six months ended December 31, 1997 to $0.59 for the six months ended December 31, 1998. All of these variances reflect GlobalFirst's strategy to change from primarily a sales and marketing focused operation to develop a network for carrier services in the United Kingdom and Western Europe. Such development entails a high cost of overhead in the early stages of operation. Most of these operations first started in early 1998, while operations prior to that time largely consisted of the lower volume PCO business.

     As further described above, the Company sold the PCO business in February 1999; however, management expects there to be no appreciable decline in revenues as the PCO sale agreement provides that Clariti will serve as the exclusive worldwide provider of telecommunications carrier services to Telnet and each of its subsidiaries. The sale of Telnet will enable GlobalFirst to focus its human and financial resources on becoming a profitable international telecommunications carrier and network services provider.

     GlobalFirst's strategy of gaining market share prior to building a network by aggressively pricing its prepaid calling cards and other telecommunications services has resulted in a rapid increase in its revenues; however, this strategy has also resulted in negative margins on such sales. GlobalFirst plans to continue to aggressively market its telecommunications products and services; however, management plans to improve its margins through a series of capital improvements that will significantly improve GlobalFirst's switching operations and provide it with routing capabilitiesthat would increase profitability. Such improvements have already begun with the purchase and installation of a new switch in the United Kingdom during February, and further improvements are planned for the France later in 1999. As further described below under "Capital Resources and Liquidity," the Company's plans to make further capital improvements are subject to the its ability to secure additional financing, of which there can be no assurance.

     The Company's net loss in the six months ended December 31, 1998 was also negatively affected by the amortization of intangible assets resulting from the acquisitions described in Note 4 to the financial statements. Such amortization amounted to $4,031,000 for the months of November and December 1998. The Company's preliminary allocation of purchase price in excess of fair market value of tangible net assets to identifiable intangible assets such as intellectual property, in-process research and development, or goodwill is not currently available. Should management identify such assets in the future, the useful life of any individual asset may differ from the intangible asset amortization period of 5 years currently reflected in the Consolidated Statements of Operations. Future charges to amortization expense are likely to be significant in relation to the Company's results of operations; however, such charges have no impact on the Company's cash flow.


Three Months Ended December 31, 1998
v. Three Months Ended December 31, 1997
---------------------------------------
     For the three months ended December 31, 1998, the Company incurred a net loss of $14,491,000 on revenues of $11,797,000 compared to a net loss of $1,484,000 on revenues of $2,848,000 for the three months ended December 31, 1997. Sales and marketing expenses increased from $573,000 in the three months ended December 31, 1997 to $601,000 for the three months ended December 31, 1998. General and administrative expenses increased from $911,000 in the three months ended December 31, 1997 to $7,657,000 for the three months ended December 31, 1998. The Company's net loss in the three months ended December 31, 1998 was also negatively affected by $4,031,000 in amortization of intangible assets resulting from the acquisitions described in Note 4 to the financial statements. Net loss per share increased from $0.07 for the three months ended December 31, 1997 to $0.36 for the three months ended December 31, 1998.

     The discussion of results of operations for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 is also applicable to the results of operations for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.


Liquidity and Capital Resources
-------------------------------
     At December 31, 1998, the Company had working capital of $4,152,000 (including a cash balance of $16,293,000) as compared to a working capital deficit of $21,161,000 (including a cash balance of $228,000) at June 30, 1998. The working capital increase of $25,313,000 largely reflects the sale of 11,428,500 shares of Clariti common stock to CHH for $20,000,000 during the three months ended December 31, 1998, as well as the capitalization of operating funds GlobalFirst borrowed from its parent company prior to its acquisition by Clariti. These working capital improvements were partially offset by use of cash in operations during the six months ended December 31, 1998.

     Management believes that these funds will enable the Company to complete the process of developing its Digital Voice Paging System and continue to fund negative cash flows and capital expenditures related to the rapid growth of GlobalFirst for the remainder of the fiscal year. Management is aware however that significant additional funding will be required beyond its fiscal year-end to launch the Digital Voice Paging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans of GlobalFirst. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

     In addition, management is aware that there can be no assurances that the Digital Voice Paging System will be developed into a commercially successful business. Also, there can be no assurance that GlobalFirst will be able to continue the rapid pace of its growth while taking the steps necessary to generate positive cash flow from its future operations. Finally, there can be no assurance that Clariti will complete its acquisition of MediaTel or, if the acquisition is completed that Clariti will be able to successfully integrate the operations of MediaTel and GlobalFirst.


Year 2000
---------
     In the past a number of computer software programs were written using two digits rather than four digits to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. Management believes that all Clariti Digital Paging systems are Year 2000 compliant. In particular, the software being developed for use in the Digital Voice Paging System has been designed specifically to be Year 2000 compliant.

     Management also believes that all material GlobalFirst systems will be Year 2000 compliant by the end of 1999. Specifically, all of GlobalFirst's telecommunications equipment and related software have been purchased within the last 18 months with a specific requirement that they be Year 2000 compliant. In addition, GlobalFirst is in the process of changing its accounting system to a new system that is Year 2000 compliant.

     Clariti also plans to assess the readiness of its significant vendors and financial institutions for the Year 2000 issue. GlobalFirst is particularly focused on ensuring that its long-distance carriers are Year 2000 compliant. Contingency plans will be developed in the event that business-critical vendors and financial institutions do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues.

     Management does not believe the costs related to Year 2000 compliance, including the costs relating to assessing the Year 2000 readiness of vendors and financial institutions, will be material to its financial position or results of operations. However, such costs are based on management's best estimates. Unanticipated failures by critical vendors and financial institutions as well as failure by the Company to satisfactorily execute its own compliance could have a material adverse effect on Clariti's financial position and results of operations. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities and Use of Proceeds

     The following information sets forth all shares of the Company's $.001 par value common stock and warrants to purchase the Company's $.001 par value common stock issued by the Company since June 30, 1998, none of which were registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance.

                            COMMON STOCK ISSUANCES
                            ----------------------
                                                   Number         Total
   Date               Name                        of Shares    Consideration
 --------   ---------------------------------    ----------   -------------
  Jul-98    BNP Jersey Trust                         40,000   $    100,000
  Aug-98    Joseph Tarsia                             6,600   $     17,937(a)
  Oct-98    Chadwell Hall Holdings, Ltd.          5,228,571   $  9,150,000
  Dec-98    Corporate and Legal Nominees, Ltd.    6,199,929   $ 10,850,000
  Dec-98    Chadwell Hall Holdings, Ltd.         76,571,500   $134,000,000(b)
  Dec-98    Tajine Investments                      206,197   $    457,500(c)


                         COMMON STOCK WARRANTS ISSUED
                         ----------------------------
                                                  Number           Fair
   Date               Name                      of Shares         Value
 --------   -------------------------------     ----------       -------
  Oct-98    Silverman Collura & Balzano         100,000(d)       $96,521
  Oct-98    Eizen Fineburg & McCarthy           100,000(e)       $96,521


  (a) Common shares valued at $2.72 per share were issued in partial settlement of a former employee's severance pay.

  (b) Common shares valued at $1.75 per share issued in exchange for all of the outstanding common stock of GlobalFirst. Pursuant to the Share Exchange Agreement, CHH may not transfer ownership of these shares until June 8, 2000.

  (c) Common shares valued at $2.22 per share issued as commission on the sale of common stock.

  (d) Warrants to purchase a total of 100,000 shares of the Company's common stock were issued for legal services. These warrants may be exercised at $1.75 per share and expire on October 14, 2001.

  (e) Warrants to purchase a total of 100,000 shares of the Company's common stock were issued for legal services. These warrants may be exercised at $1.75 per share and expire on October 14, 2001.

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

     The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. The Company intends to register all of the common stock described above, except for the 76,571,500 shares issued to CHH pursuant to the acquisition of GlobalFirst, by filing a registration statement with the Securities and Exchange Commission in the near future.

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    Effective on November 25, 1998, shareholders representing 15,409,571 shares (51.9%) of the Company's then outstanding common stock consented in writing to authorize the Company's Board of Directors to increase the Company's authorized shares of common stock to 300,000,000.

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    Exhibit - 2.  Share Exchange Agreement dated November 5,
                                  1998 between Clariti Telecommunications
                                  International, Ltd., GlobalFirst Holdings,
                                  Ltd. and Chadwell Hall Holdings, Ltd.
                                  (incorporated by reference to Form 8-K filed on December 23, 1998)

                    Exhibit - 3(i) Amendment to Articles of Incorporation of
                                   Clariti Telecommunications International,
                                   Ltd. (incorporated by reference to Form 8-K filed on December 23, 1998)

                    Exhibit - 27.  Financial Data Schedule

                    Exhibit - 99.1. Press release dated December 8, 1998
                                    announcing the completion of Clariti
                                    Telecommunications International, Ltd.'s acquisition of 100% of the outstanding stock of GlobalFirst Holdings, Ltd. (incorporated by reference to Form 8-K filed on December 23, 1998)


                    Exhibit - 99.2. Pro Forma Financial Information


                    (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on December 22, 1998. The report disclosed in Item 4 that it had replaced its Certifying Accountant to PricewaterhouseCoopers LLP.

                    The Company filed a Form 8-K on December 23, 1998. The report disclosed in Item 1 that a change in control of the Company had occurred on December 8, 1998 as a result of the issuance of 76,571,500 shares of the Company's common stock in connection with the acquisition of GlobalFirst. The Company also disclosed in Item 2 that it had acquired GlobalFirst on December 8, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 22, 1999



                           CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                  (REGISTRANT)



                                   By:  s/James M. Boyd, Jr.
                                        --------------------
                                        James M. Boyd, Jr.
                                        Vice President of Finance
                                        and Chief Accounting Officer

EXHIBITS INDEX

Exhibit - 2.  Share Exchange Agreement dated November 5, 1998 between Clariti
              Telecommunications International, Ltd., GlobalFirst Holdings, Ltd. and Chadwell Hall Holdings, Ltd. (incorporated by reference to Form 8-K filed on December 23, 1998)

Exhibit - 3(i) Amendment to Articles of Incorporation of Clariti
               Telecommunications International, Ltd. (incorporated by reference to Form 8-K filed on December 23, 1998)

Exhibit - 27.  Financial Data Schedule (included herein on page 23)

Exhibit - 99.1. Press release dated December 8, 1998 announcing the completion of Clariti Telecommunications International, Ltd.'s acquisition of 100% of the outstanding stock of GlobalFirst Holdings, Ltd. (incorporated by reference to Form 8-K filed on December 23,
                1998)


Exhibit - 99.2. Pro Forma Financial Information (included herein on pages
                24 - 26)