Form 10QSB
period 1999-03-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-05-24
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

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

State the number of shares outstanding of each of the issuer's class of common Equity, as of the latest practicable date: As of May 7, 1999, there were 124,230,080 shares outstanding of $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    March 31, 1999 (unaudited) and
                    June 30, 1998 (audited)                      3

                    Consolidated Statements of Operations
                    for the nine months and three months
                    ended March 31, 1999 and 1998
                    (unaudited)                                  4

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended
                    March 31, 1999 (unaudited)                   5

                    Consolidated Statements of Cash Flows
                    for the nine months ended March 31, 1999
                    and 1998 (unaudited)                        6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                      8-14

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                  15-21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            22

          Item 2.   Changes in Securities                        22

          Item 3.   Defaults Upon Senior Securities              22

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                             22

          Item 5.   Other Events                                 22

          Item 6.   Exhibits and Reports on Form 8-K           23-24

SIGNATURES                                                       25


EXHIBIT INDEX                                                    26

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                 March 31,         June 30,
                                                    1999             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  12,231       $    228
  Trade accounts receivable                          15,072          4,496
  Other receivables                                   1,427            262
  Refundable taxes                                    3,011          2,706
  Prepaid expenses and other current assets             613            346
                                                  ---------       --------
                                                     32,354          8,038
                                                  ---------       --------
PROPERTY AND EQUIPMENT, NET                           4,894          2,011

INTANGIBLE ASSETS, NET                              127,734              -
                                                  ---------       --------
TOTAL ASSETS                                      $ 164,982       $ 10,049
                                                  =========       ========

   LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                        $  12,114       $  8,629
  Deferred revenue                                    7,288          2,069
  Accrued expenses and other current liabilities      5,847          1,921
  Funding from parent                                     -         16,580
  Note payable to related party                       3,000              -
                                                  ---------       --------
TOTAL LIABILITIES                                    28,249         29,199
                                                  ---------       --------
COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' EQUITY
COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 119,450 shares at
 March 31, 1999 and 23,697 at June 30, 1998             119              -
WARRANTS OUTSTANDING                                  2,075              -
ADDITIONAL PAID-IN-CAPITAL                          195,947              -
ACCUMULATED DEFICIT                                ( 61,499)       (19,108)
CUMULATIVE TRANSLATION ADJUSTMENTS                       90        (    42)
                                                  ---------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                136,733        (19,150)
                                                  ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 164,982       $ 10,049
                                                  =========       ========

See accompanying notes

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
           (Dollars and Shares in Thousands, Except Per Share Amounts)


                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                     MARCH 31,                 MARCH 31,
                                -------------------       ------------------
                                  1999       1998           1999       1998
                                --------   --------       --------   --------
REVENUE                         $ 27,568   $ 10,531       $ 10,698   $  5,945

COST OF REVENUE                   40,892     18,699         17,787     13,594
                                --------   --------       --------   --------
GROSS LOSS                       (13,324)   ( 8,168)       ( 7,089)   ( 7,649)


Sales and marketing                1,369      1,569            354        751
General and administrative        16,640      7,080          5,213      5,555
Amortization of intangibles       11,058          -          7,027          -
                                --------   --------       --------   --------

NET LOSS                         (42,391)   (16,817)       (19,683)   (13,955)

OTHER COMPREHENSIVE LOSS:
  Foreign currency
   translation adjustments           132          -        (   103)         -
                                --------   --------       --------   --------

COMPREHENSIVE LOSS              $(42,259)  $(16,817)      $(19,786)  $(13,955)
                                ========   ========       ========   ========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            59,299     19,773        113,372     20,395

NET LOSS PER SHARE - BASIC
 AND DILUTED                    $(  0.71)  $(  0.85)      $(  0.17)  $(  0.68)
                                ========   ========       ========   ========


[FN]
See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED MARCH 31, 1999
                      (Dollars and Shares in Thousands)


                                        COMMON STOCK           COMMON
                                    -------------------        STOCK
                                     NUMBER                   WARRANTS
                                       OF                       OUT-
                                     SHARES      AMOUNT       STANDING
                                    --------     ------       --------
BALANCES, JUNE 30, 1998                    -      $   -        $    -

Nine months ended
 March 31, 1999 (unaudited):
  Acquisition of majority
   interest in GlobalFirst                 -          -             -
  Capitalize funding from parent           -          -             -
  Reverse acquisition of Clariti
   by GlobalFirst                    111,950        112         1,881
  Settlement of Frontier liability     5,000          5             -
  Common stock issued for cash         2,500          2             -
  Commission on sale of common stock       -          -             -
  Common stock warrants issued             -          -           195
  Sale of Telnet                           -          -             -
  Net loss                                 -          -             -
  Currency translation adjustment          -          -             -
                                     -------      -----        ------
BALANCES, MARCH 31, 1999             119,450      $ 119        $2,076
                                     =======      =====        ======

                                      ADD'L.      ACCUMU-     CURRENCY
                                     PAID-IN       LATED      TRANSLA-
                                     CAPITAL      DEFICIT     TION ADJ
                                    ---------    ---------    --------
BALANCES, JUNE 30, 1998             $      -     $(19,108)    $(   42)

Nine months ended
 March 31, 1999 (unaudited):
  Acquisition of majority
   interest in GlobalFirst            99,460            -           -
  Capitalize funding from
   GlobalFirst parent                 24,770            -           -
  Reverse acquisition of Clariti
   by GlobalFirst                     59,565            -           -
  Settlement of Frontier liability    11,245            -           -
  Sale of common stock for cash        4,998            -           -
  Commission on sale of common stock (   500)           -           -
  Common stock warrants issued       (   195)           -           -
  Sale of Telnet                     ( 3,396)           -           -
  Net loss                                 -      (42,391)          -
  Currency translation adjustment          -            -         132
                                    --------     --------     -------
BALANCES, MARCH 31, 1999            $195,947     $(61,499)    $    90
                                    ========     ========     =======
[FN]
See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)

                                                 NINE MONTHS ENDED
                                                     MARCH 31,
                                               ----------------------
                                                  1999         1998
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(42,391)    $(16,817)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Depreciation and amortization                  11,661          398
 Change in assets and liabilities which
  increase (decrease) cash, net of effects
  of acquisition:
     Trade accounts receivable                   ( 5,713)     ( 6,864)
     Other receivables                           ( 1,009)     (   636)
     Refundable taxes                                355      ( 1,313)
     Prepaid expenses and other current assets   (   775)     (   303)
     Accounts payable                              4,302        7,969
     Accrued expenses and other current
      liabilities                                  1,618        5,987
     Deferred revenue                              8,885            -
                                                --------     --------
 Net cash used in operating activities           (23,067)     (11,579)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired in stock for stock reverse
  acquisition                                     16,063            -
 Divestment of Telnet                              2,290            -
 Acquisition of MediaTel                           7,830            -
 Purchase of equipment                           ( 6,235)     ( 1,435)
                                                --------     --------
 Net cash received from (used in) investing
  activities                                      19,948      ( 1,435)
                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from parent                                 10,490       13,130
 Repayment of loan to parent                           -      (   200)
 Sale of common stock for cash                     5,000            -
 Commission on sale of common stock              (   500)           -
                                                --------     --------
Net cash received from (used in) financing
  activities                                      14,990      (12,930)
                                                --------     --------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE              132      (    49)
                                                --------     --------
NET CHANGE IN CASH AND EQUIVALENTS                12,003      (   133)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD            228          133
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $ 12,231     $      -
                                                ========     ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock issued in settlement of
   liability to Frontier Corp.                  $ 11,250     $      -
  Note receivable received as payment for
   The sale of Telnet                           $ 21,000     $      -
  Cancellation of note receivable as partial
   Consideration for acquisition of MediaTel $ 21,000 $ - Note payable issued as partial consideration
   for acquisition of MediaTel                  $  3,000     $      -


[FN]
See accompanying notes
                                    7

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



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


NOTE 2 - DESCRIPTION OF THE BUSINESS
------------------------------------
Clariti's business consists of the international telecommunications services division, the Internet services division and the wireless messaging division.

Clariti's international telecommunications services division consists of GlobalFirst Holdings, Ltd. and its subsidiaries ("GlobalFirst") and MediaTel Global Communications, Ltd. and its subsidiaries ("MediaTel"). GlobalFirst is a licensed telecommunications carrier in the United Kingdom and sells long distance and local telephone services, including prepaid phone cards, through franchise and agent distribution channels in the United Kingdom and France. Prior to February 1999, GlobalFirst also operated public call offices ("PCO's") in Europe, through which it offered other telecommunications products and services including phone cards. However, the group of subsidiaries comprising GlobalFirst's PCO business was sold in February 1999 (see Note 4 - Acquisitions and Dispositions). MediaTel sells long distance and local telephone services, including prepaid phone cards, through agent distribution channels in the United Kingdom. The Company acquired MediaTel in March 1999 (see Note 4 - Acquisitions and Dispositions) and is currently in the process of integrating its operations with those of GlobalFirst.

Clariti's Internet services division consists of MegaHertz-NKO, Inc., which was acquired on May 7, 1999 (see Note 11 - Subsequent Events). MegaHertz-NKO was formed in January 1999 to succeed to the operations of MegaHertz Communications Corp., an Internet Service Provider (ISP), and NKO, Inc., a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video). MegaHertz-NKO offers products and services that meet most aspects of telecommunications including dial up and dedicated access, customized Web hosting, e-commerce, enhanced telecommunications and IP Telephony.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



NOTE 2 - DESCRIPTION OF THE BUSINESS (continued)
------------------------------------
Clariti's wireless messaging division is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. The wireless messaging division is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Revenue Recognition and Deferred Revenue
----------------------------------------
During the nine-month and three-month periods ended March 31, 1999, the Company's revenue was generated principally through three sources, telephone services (including prepaid calling cards), PCO's and franchise fees.

The Company sells prepaid phone cards to the franchised retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time.

Substantially all prepaid phone cards sold by the Company have expiration dates of 60 to 90 days after first use.

Revenues from PCO's were recognized as the services were provided.

Franchise revenue includes initial franchise fees which are recorded as revenue when cash is received, provided no significant obligations to the franchisee exist.

Income Taxes
------------
There is no income tax benefit for operating losses for the nine months and three months ended March 31, 1999 due to the following:

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity.


Fair Value of Financial Instruments
-----------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires the determination of fair value for certain of the Company's assets and liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
Current assets and liabilities: The carrying value of cash and cash equivalents, receivables, payables, deferred revenue, accrued liabilities and notes payable approximates fair value due to their short maturity.


NOTE 4 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------

Acquisition of GlobalFirst
--------------------------
On December 8, 1998 Clariti acquired 100% of the capital stock of GlobalFirst Holdings Ltd., a privately held telecommunications firm with operations in the United Kingdom and several other countries in Western Europe, from Chadwell Hall Holdings, Ltd. ("CHH") for 76,571,500 restricted shares of Clariti's common stock. GlobalFirst will conduct business as a wholly owned subsidiary of Clariti Telecommunications International, Ltd. The transaction has been accounted for using the purchase method of accounting as a reverse acquisition in which GlobalFirst is considered the accounting acquiror and Clariti is considered the acquired company. Consistent with such reverse accounting treatment, the consolidated financial statements for the three-month and nine-month periods ended March 31, 1999, include the results of GlobalFirst for the full reporting periods and the results of Clariti from the acquisition date through the end of the period, except for stockholders' equity which has been adjusted for the shares of Clariti common stock issued and outstanding as of March 31, 1999. Because of the accounting treatment described herein, the financial statements differ from those previously reported by the Company.

In November 1998, CHH acquired the 75% of the capital stock of GlobalFirst it did not already own from Intercom Global Ventures, a privately held telecommunications firm based in the United Kingdom, for consideration valued at approximately $100 million. This transaction has been accounted for as a purchase business combination under APB #16.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



NOTE 4 - ACQUISITIONS AND DISPOSITIONS (continued)
--------------------------------------
In the case of both acquisitions, management has not yet made final allocations to any of the purchase price in excess of fair market value of tangible net assets to identifiable intangible assets such as intellectual property, in-process research and development, or goodwill as final valuations of any potential intangible assets are not currently available. When management identifies such assets, the useful life of any individual asset may differ from the intangible asset amortization period of 5 years currently reflected in the Consolidated Statements of Operations.

Pro forma financial information for the transactions described above has been included in a Form 8-K/A the Company filed with the SEC on February 22, 1999.

Sale of Telnet
--------------
On February 3, 1999, the Company completed the sale of all of the outstanding capital stock of Telnet Products & Services, Ltd. ("Telnet") to CHH (the "Telnet Share Purchase and Sale Agreement"). Prior to its sale, Telnet was one of several businesses operated by GlobalFirst. Telnet owns and operates PCO's located in the United Kingdom, France, Spain and Germany. Pursuant to the Telnet Share Purchase and Sale Agreement, Clariti will serve as the exclusive worldwide provider of telecommunications carrier services to Telnet and each of its subsidiaries.

In consideration for the capital stock of Telnet, CHH issued to Clariti a demand note in the amount of $21 million (the "$21 Million Note"), the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. The $21 Million Note carried a fixed interest rate of 4.62% and was payable, including accrued interest thereon, within 10 days of demand by Clariti. The $21 Million Note was canceled on March 16, 1999 in connection with the Company's acquisition of MediaTel as further described below. Clariti realized a gain of approximately $3.8 million on the sale of Telnet as a result of Telnet's accumulated losses from operations prior to its sale. However, such gain was not recognized in income, but was treated as a reduction of the goodwill to reflect the fact that Telnet was purchased from and resold to CHH, the Company's majority shareholder.

Pro forma financial information for the sale of Telnet has been included in a Form 8-K/A the Company filed with the SEC on April 19, 1999.

Acquisition of MediaTel
-----------------------
On March 16, 1999, Clariti acquired all of the outstanding capital stock of MediaTel from CHH for approximately $24 million. MediaTel is a switchless reseller of telecommunications services in the United Kingdom. Consideration paid for MediaTel consisted of cancellation of the $21 Million Note received upon the sale of Telnet, including accrued interest of approximately $109,000, and the issuance of a promissory note payable to CHH in the amount of $3 million (the "$3 Million Note"). The $3 Million Note carries a fixed interest

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



NOTE 4 - ACQUISITIONS AND DISPOSITIONS (continued)
--------------------------------------
rate of 6.5% and is payable, including any accrued interest thereon, on March 16, 2000. As of March 31, 1999, there was $8,000 of accrued interest on the $3 Million Note. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the $3 Million Note.

On March 26, 1999 the Company filed a Form 8-K with the SEC disclosing the acquisition of MediaTel. Historical audited financial statements and related pro forma financial information for the acquisition of MediaTel will be presented in a Form 8-K/A within the time period prescribed by SEC rules.

A pro forma statement of operations for the nine months ended March 31, 1999 is attached hereto as Exhibit 99.3, reflecting the reverse acquisition of Clariti by GlobalFirst and the sale of Telnet as if these transactions had occurred at the beginning of the period.


NOTE 5 - COMPREHENSIVE INCOME
-----------------------------
The Company adopted FASB Statement 130, "Comprehensive Income", beginning in the quarter ended September 30, 1998. The Company's only item of comprehensive income that is excluded from net loss for the quarter ended March 31, 1999, is the cumulative translation adjustment associated with the Company's foreign subsidiaries.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company subcontracts certain elements of the development of its Digital Voice Messaging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. As of March 31, 1999 the Company maintained only one significant development contract with a firm fixed price of $600,000.
Under the terms of the contract, the Company is required to make progress payments based on the achievement of specific milestones. As of March 31, 1999, the Company had paid $366,000 in progress payments against such contract.

In March 1999 Clariti, GlobalFirst, MediaTel and CHH entered an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to settle costs incurred by GlobalFirst and MediaTel for their use of Frontier's telecommunications network up to and including March 12, 1999 (the "Frontier Settlement Agreement"). Frontier, GlobalFirst and MediaTel are jointly analyzing the detailed records supporting the GlobalFirst and MediaTel usage of Frontier's network to identify the precise amount of the balance due to Frontier ("Balance Due Frontier"). Pursuant to the Frontier Settlement Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of the remaining Balance Due Frontier.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------
Within 5 business days after the Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH must pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) my purchase any portion or all of the stock for an amount equal to the Balance Due Frontier. In the event of a default under the Frontier Settlement Agreement, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, GlobalFirst and MediaTel (but not Clariti) are contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti.

The Company is a party to certain legal proceedings occurring in the ordinary course of business. Based upon information presently available, the Company does not believe that the final outcome of any of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


NOTE 7 - COMMON STOCK
---------------------
In connection with the Company's acquisition of GlobalFirst, CHH and an affiliated company combined to purchase a total of 11,428,500 shares of Clariti's restricted common stock for $20,000,000, or $1.75 per share. In addition, the Company issued 206,197 shares of common stock in January 1999 as commission on the sale of such shares.

In March 1999, the Company issued 5,000,000 shares of its restricted common stock to Frontier in connection with the Frontier Settlement Agreement (see
Note 6 above). If CHH acquires such 5,000,000 shares from Frontier pursuant to the Frontier Settlement Agreement, CHH and its affiliates will hold a total of 93,000,000 shares, or 75% of Clariti's currently outstanding common stock.

In March 1999, the Company also sold 2,500,000 shares of its restricted common stock to a third party investor for proceeds, net of commissions, of $4,500,000.


NOTE 8 - STOCK OPTIONS
----------------------
During the quarter ended March 31, 1999, the Company issued options to purchase a total of 688,500 shares of the Company's common stock to several new and existing employees of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.36 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



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


In October 1998, the Company issued to both its corporate counsel and its securities counsel warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share, the market price on the date of grant. The warrants were issued for services rendered and expire in October 2001. The Black-Scholes model valued these warrants at a total of $195,000.


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


NOTE 11 - SUBSEQUENT EVENTS
---------------------------
On May 7, 1999 Clariti acquired all of the outstanding common stock of MegaHertz, NKO, Inc., a provider of IP telephony, Internet and web-based services for consumers and businesses. Consideration for MegaHertz-NKO consisted of a total of 5,500,000 shares of Clariti common stock, of which 1,020,000 shares are to be held in escrow until certain revenue and gross margin targets are achieved over a 24-month period.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its digital voice messaging technology
     - integrate the operations of GlobalFirst and MediaTel and realize related synergies and cost savings
     - reverse the negative gross margins being experienced by GlobalFirst and MediaTel
     - realize profit improvements resulting from the sale of Telnet
     - expand its telecommunications business using MegaHertz-NKO's managed IP network infrastructure
     - manage compliance with Year 2000 issues

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     The businesses of Clariti Telecommunications International, Ltd. ("Clariti") consist of the international telecommunications services division, the Internet services division and the wireless messaging division.

     Clariti's international telecommunications services division consists of GlobalFirst Holdings, Ltd. and its subsidiaries ("GlobalFirst") and MediaTel

Global Communications, Ltd. and its subsidiaries ("MediaTel"). GlobalFirst is a licensed telecommunications carrier in the United Kingdom and sells long distance and local telephone services, including prepaid phone cards, through franchise and agent distribution channels in the United Kingdom and France. Prior to February 1999, GlobalFirst also owned the Telnet group of companies that operated public call offices ("PCO's") in Europe, through which it which offered other telecommunications products and services including phone cards. However, the Telnet group of subsidiaries was sold in February 1999 (see Recent Developments). The Company acquired MediaTel in March 1999 and is currently in the process of integrating its operations with those of GlobalFirst (see Recent Developments). MediaTel sells long distance and local telephone services, including prepaid phone cards, through agent distribution channels in the United Kingdom.

     Clariti's Internet services division consists of MegaHertz-NKO, Inc. ("MegaHertz-NKO"), which was acquired on May 7, 1999 (see Recent Developments). MegaHertz-NKO was formed in January 1999 to succeed to the operations of MegaHertz Communications Corporation, an Internet Service Provider ("ISP"), and NKO, Inc., a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video). MegaHertz-NKO offers products and services that meet most aspects of telecommunications including dial up and dedicated access, customized Web hosting, e-commerce, enhanced telecommunications and IP Telephony.

     Clariti's wireless messaging division is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. The wireless messaging division is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Recent Developments
-------------------
     On February 3, 1999, Clariti completed the sale of all of the outstanding capital stock of Telnet Products and Services, Ltd. ("Telnet") to Chadwell Hall Holdings, Ltd. ("CHH"). Prior to its sale, Telnet comprised the PCO business of GlobalFirst. The sale of Telnet enables GlobalFirst to focus its human and financial resources on becoming a profitable international telecommunications carrier and network services provider. Clariti expects the sale of Telnet to have a positive effect on its future results of operations and cash flows because Telnet had been operating with significant losses, and would have required Clariti to make significant investments to eventually become profitable. Prior to the sale, Clariti provided telecommunication services, including prepaid phone cards, to Telnet's PCO's. In the event Clariti elects not to provide such services to Telnet in the future, Clariti's annual revenues would decline by approximately $10 million to $15 million.

     In consideration for the capital stock of Telnet, CHH issued to Clariti the $21 Million Note, the face value of which is the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. Clariti realized a gain on the sale of Telnet of $3.8 million as a result of Telnet's operating losses. However, this gain was not included in results of operations, but was recorded as a reduction of goodwill as a result of Telnet's accumulated losses from operations prior to its sale. However, such gain was not recognized in income, but was treated as a reduction of goodwill to reflect the fact that Telnet was purchased from and resold to CHH, the Company's majority shareholder.

     On March 16, 1999, Clariti acquired all of the outstanding capital stock of MediaTel from CHH for approximately $24 million. MediaTel is a switchless reseller of telecommunications services, focused on providing high quality, low-cost retail telephone services to residential markets and small-to-medium sized enterprises located primarily in the United Kingdom. Consideration paid for MediaTel consisted of cancellation of the $21 Million Note and the issuance of the $3 Million Note. The $3 Million Note carries a fixed interest rate of 6.5% and is payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the $3 Million Note. Clariti is currently in the process of consolidating the operations of MediaTel with those of GlobalFirst in order to minimize overhead costs and take advantage of potential telecommunications traffic cost reduction opportunities resulting from the substantial size of the combined companies' traffic.

     On May 7, 1999 Clariti acquired all of the outstanding common stock of MegaHertz-NKO, a provider of IP telephony, Internet and web-based services for consumers and businesses. Consideration for the common stock of MegaHertz-NKO consisted of a total of 5,500,000 shares of Clariti common stock, of which 1,020,000 shares are to be held in escrow until certain revenue and gross margin targets are achieved over a 24-month period. Management believes that MegaHertz-NKO's existing managed IP network infrastructure, "NKOnet", will enable Clariti to expand its telecommunications business to countries outside of Europe, including the U.S., Brazil, South Korea, Mexico, Australia, and Israel. MegaHertz-NKO's managed IP network also provides Clariti with the means to route voice, fax and data traffic at lower cost than traditional telecommunications systems. Management also anticipates that MegaHertz-NKO's infrastructure can also be used to facilitate the establishment of an international network for the Clariti Digital Voice Messaging System.

     Clariti's wireless messaging division is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. The wireless messaging division is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Results of Operations
---------------------
     Under generally accepted accounting principles, Clariti's acquisition of GlobalFirst was accounted for as a reverse acquisition because GlobalFirst's original shareholder, CHH, owned more than 50% of Clariti immediately following the acquisition. As a result, Clariti's results of operations for the nine-month period ended March 31, 1999 reported in this Form 10-QSB include GlobalFirst's operations for the entire period. However, Clariti's previous business operations are included only for the period from December 8, 1998 (date of reverse acquisition) to March 31, 1999. Telnet's operations are included up to February 3, 1999 (date of sale) and MediaTel's operations are included from March 16, 1999 (date of acquisition) to March 31, 1999.

Three Months Ended March 31, 1999
v. Three Months Ended March 31, 1998
------------------------------------
     For the three months ended March 31, 1999 ("Fiscal 3Q99"), the Company incurred a net loss of $19,683,000 ($0.17 per share) on revenue of $10,698,000 compared to a net loss of $13,955,000 ($0.68 per share) on revenue of

$5,945,000 for the three months ended March 31, 1998 ("Fiscal 3Q98"). The $5,728,000 (41%) increase in net loss is primarily due to amortization of goodwill ($7,027,000) resulting from the acquisitions.

     The $4,753,000 (80%) increase in revenue largely reflects GlobalFirst's rapid expansion from primarily the PCO business during Fiscal 3Q98 into marketing of telecommunication services, including prepaid phone cards, during Fiscal 3Q99. The Company anticipates additional revenue growth in the future as a result of the acquisition of MediaTel in March 1999 and as it implements its strategy to change from primarily a sales and marketing focused operation to developing a network for carrier services in the United Kingdom and Western Europe.

     GlobalFirst experienced a gross loss (revenue less cost of revenue) in both Fiscal 3Q98 ($7,649,000) and Fiscal 3Q99 ($7,089,000). GlobalFirst's strategy of gaining market share prior to building a network by aggressively pricing its prepaid calling cards and other telecommunications services has resulted in a rapid increase in its revenues; however, this strategy has also resulted in negative margins on such sales. In addition, such development entails a high cost of overhead in the early stages of operation. Most of these operations first started in early 1998, while operations prior to that time largely consisted of the lower volume PCO business.

     GlobalFirst plans to continue to aggressively market its telecommunications products and services; however, management plans to improve its margins through a series of capital improvements that will significantly improve GlobalFirst's switching operations and provide it with routing capabilities that would increase profitability. Such improvements have already begun with the purchase and installation of a new switch in the United Kingdom during March, and further improvements are planned for France later in 1999.
As further described below under "Capital Resources and Liquidity," the Company's plans to make further capital improvements are subject to the its ability to secure additional financing, of which there can be no assurance. There also can be no assurance that the Company will be able to run its business profitably; additional capital will be needed to fund its operations.

     Sales and marketing expenses decreased from $751,000 in Fiscal 3Q98 to $354,000 for Fiscal 3Q99, a decline of $397,000 or 53%. This decline is due to the absence of costs from Telnet, which was sold in February. General and administrative expenses decreased from $5,555,000 in Fiscal 3Q98 to $5,213,000 in Fiscal 3Q99, a decline of $342,000 or 6%. The impact of the sale of Telnet in February 1999 and the inclusion of Clariti's voice messaging business in Fiscal 3Q99 (but not in Fiscal 3Q98 due to the effect of reverse acquisition accounting) had largely offsetting effects on general and administrative expenses.

     The Company's net loss in Fiscal 3Q99 was also negatively affected by $7,027,000 of amortization expense resulting from the acquisitions described in
Note 4 to the financial statements. The Company's preliminary allocation of purchase price in excess of fair market value of tangible net assets to identifiable intangible assets such as intellectual property, in-process research and development, or goodwill is not currently available. Should management identify such assets in the future, the useful life of any individual asset may differ from the intangible asset amortization period of 5 years currently reflected in the Consolidated Statements of Operations. Future charges to amortization expense are likely to be significant in relation to the Company's results of operations; however, such charges have no impact on the Company's cash flow.

Nine Months Ended March 31, 1999
v. Nine Months Ended March 31, 1998
-----------------------------------
     For the nine months ended March 31, 1999 ("Nine Months 1999"), the Company incurred a net loss of $42,391,000 ($0.71 per share) on revenue of $27,568,000 compared to a net loss of $19,683,000 ($0.85 per share) on revenue of $10,531,000 for the nine months ended March 31, 1998 ("Nine Months 1998"). The $22,708,000 (135%) increase in net loss is primarily due to amortization of goodwill resulting from the acquisitions ($11,058,000), a $5,156,000 (63%) increase in gross loss, and a $9,560,000 (135%) increase in general and administrative expenses.

     The $17,037,000 (162%) increase in revenue largely reflects GlobalFirst's rapid expansion from primarily the PCO business during Nine Months 1998 to marketing of telecommunication services, including prepaid phone cards, during Nine Months 1999. The Company anticipates additional revenue growth in the future as a result of the acquisition of MediaTel in March 1999 and as it implements its strategy to change from primarily a sales and marketing focused operation to develop a network for carrier services in the United Kingdom and Western Europe.

     Gross loss increased from 8,168,000 for Nine Months 1998 to $13,324,000 in Nine Months 1999. GlobalFirst's aggressive expansion of its telecommunications services was primarily responsible this increase. GlobalFirst's strategy of gaining market share prior to building a network by aggressively pricing its prepaid calling cards and other telecommunications services has resulted in a rapid increase in its revenues; however, this strategy has also resulted in negative margins on such sales. In addition, such development entails a high cost of overhead in the early stages of operation. Most of these operations first started in early 1998, while operations prior to that time largely consisted of the lower volume PCO business.

     General and administrative expenses increased from $7,080,000 in Nine Months 1998 to $16,640,000 in Nine Months 1999, an increase of $9,560,000 or 135%. This variance reflects GlobalFirst's strategy to change from primarily a sales and marketing focused operation to developing a network for carrier services in the United Kingdom and Western Europe. Such development entails a high cost of overhead in the early stages of operation. Most of these operations first started in early 1998, while operations prior to that time largely consisted of the lower volume PCO business.

      The Company's net loss in Nine Months 1999 was also negatively affected by $11,058,000 of amortization expense resulting from the acquisitions described in Note 4 to the financial statements.

Liquidity and Capital Resources
-------------------------------
     At March 31, 1999, the Company had working capital of $3,996,000 (including a cash balance of $12,231,000) as compared to a working capital deficit of $21,161,000 (including a cash balance of $228,000) at June 30, 1998.

The working capital increase of $25,157,000 is primarily due to the following:
     - the sale of 11,428,500 shares of Clariti common stock to CHH for $20,000,000 during November and December 1998
     - the capitalization of operating funds GlobalFirst borrowed from its parent company prior to its acquisition by Clariti.
     - the sale of 2,500,000 shares of common stock to a third party investor for $4,500,000, net of commissions, in March 1999
     - the issuance of 5,000,000 shares of common stock valued at $11,250,000 in partial settlement of the Balance Due Frontier.
These working capital improvements were partially offset by use of cash in operations during the nine months ended March 31, 1999.

     Management believes that these funds will enable the Company to complete the process of developing its Digital Voice Messaging System and continue to fund negative cash flows and capital expenditures related to the rapid growth of GlobalFirst, MediaTel and MegaHertz-NKO for the remainder of the fiscal year. Management is aware however that significant additional funding will be required beyond its fiscal year-end to launch the Digital Voice Messaging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans of GlobalFirst, MediaTel and MegaHertz-NKO. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

     In addition, management is aware that there can be no assurances that the Digital Voice Messaging System will be developed into a commercially successful business. Also, there can be no assurance that GlobalFirst, MediaTel and MegaHertz-NKO will be able to continue the rapid pace of their growth while taking the steps necessary to generate positive cash flow from its future operations. There can be no assurance that Clariti will be able to successfully integrate the operations of MediaTel and GlobalFirst. Finally, there can be no assurance that Clariti will be successful in its efforts to expand its telecommunications business using MegaHertz-NKO's managed IP network infrastructure.

Year 2000
---------
     In the past a number of computer software programs were written using two digits rather than four digits to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. Management believes that all of Clariti's digital messaging systems are Year 2000 compliant. In particular, the software being developed for use in the Digital Voice Messaging System has been designed specifically to be Year 2000 compliant.

     Management also believes that all material GlobalFirst and MediaTel systems will be Year 2000 compliant by the end of 1999. Specifically, all of the telecommunications equipment and related software purchased by GlobalFirst and MediaTel within the last 18 months have been acquired with a specific requirement that they be Year 2000 compliant by the end of 1999. In addition, GlobalFirst is in the process of changing its accounting system to a new system that is Year 2000 compliant. MediaTel's accounting system is already Year 2000 compliant.

     Based on the due diligence work performed in connection with the acquisition of MegaHertz-NKO, Clariti has no reason to believe that MegaHertz-NKO's systems are not Year 2000 compliant. However, further analysis must be performed to thoroughly evaluate their Year 2000 readiness.

     Clariti also plans to assess the readiness of its significant vendors and financial institutions for the Year 2000 issue. GlobalFirst and MediaTel are particularly focused on ensuring that their long-distance carriers are Year 2000 compliant. Contingency plans will be developed in the event that business-critical vendors and financial institutions do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues.

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

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings
                    None.

          Item 2.   Changes in Securities and Use of Proceeds

     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the quarter ended March 31, 1999, none of which were registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance.

                                                    Number         Total
   Date               Name                        of Shares    Consideration
 --------   ---------------------------------    ----------   -------------
  Mar-99    Frontier Corporation                  5,000,000   $ 11,250,000(d)
  Mar-99    ABC Corporation                       2,500,000   $  5,000,000

  (a) Common shares valued at $2.25 per share were issued pursuant to the terms of the Frontier Settlement Agreement.

     The security issuances set forth above are exempt from registration with the Securities and Exchange Commission pursuant to Regulation S as transactions with non-U.S. persons or Section 4(2) as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities for general corporate purposes and working capital needs of its subsidiaries.

     The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. The Company intends to register the resale of the common stock described above, except for the 76,571,500 shares issued to CHH pursuant to the acquisition of GlobalFirst, by filing a registration statement with the Securities and Exchange Commission in the near future.

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    Exhibit - 2.1.  Telnet Share Purchase and Sale Agreement
                                    dated February 3, 1999 between Clariti
                                    Telecommunications International, Ltd., and
                                    Chadwell Hall Holdings, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)


                    Exhibit - 2.2.  MediaTel Share Exchange Agreement dated
                                    February 3, 1999 between Clariti
                                    Telecommunications International, Ltd., and
                                    Chadwell Hall Holdings, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

                    Exhibit - 27.   Financial Data Schedule


                    Exhibit - 99.1. Press release dated February 10, 1999
                                    announcing the completion of Clariti
                                    Telecommunications International, Ltd.'s sale of 100% of the outstanding stock of Telnet Products and Services, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

                    Exhibit - 99.2. Press release dated February 12, 1999
                                    announcing the of signing of a Share
                                    Exchange Agreement pursuant to which
                                    Clariti Telecommunications International,
                                    Ltd. will acquire 100% of the outstanding stock of MediaTel Global Communications, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

                    Exhibit - 99.3. Pro Forma Financial Information


                    (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on February 18, 1999. The report disclosed in Item 2 that it had sold Telnet on February 3, 1999 and that it had entered into an agreement to acquire MediaTel also on February 3, 1999.

                    The Company filed a Form 8-K/A on February 22, 1999. The report amended the Form 8-K filed on December 23, 1998 by including the required financial statements and pro forma financial information related to the acquisition of GlobalFirst.

                    The Company filed a Form 8-K on March 26, 1999. The report disclosed in Item 2 that it had acquired MediaTel on March 16, 1999.

                    The Company filed a Form 8-K/A on April 19, 1999. The report amended the Form 8-K filed on February 18, 1999 by including the required pro forma financial information related to the sale of Telnet.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 24, 1999



                           CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                  (REGISTRANT)



                                   By:  s/James M. Boyd, Jr.
                                        --------------------
                                        James M. Boyd, Jr.
                                        Vice President of Finance
                                        and Chief Accounting Officer

EXHIBITS INDEX


Exhibit - 2.1.  Telnet Share Purchase and Sale Agreement dated February 3, 1999 between Clariti Telecommunications International, Ltd., and Chadwell Hall Holdings, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

Exhibit - 2.2.  MediaTel Share Exchange Agreement dated February 3, 1999 between Clariti Telecommunications International, Ltd., and Chadwell Hall Holdings, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

Exhibit - 27.   Financial Data Schedule (included herein)

Exhibit - 99.1. Press release dated February 10, 1999 announcing the completion of Clariti Telecommunications International, Ltd.'s sale of 100% of the outstanding stock of Telnet Products and Services, Ltd. (incorporated by reference to Form 8-K filed on February 18, 1999)

Exhibit - 99.2. Press release dated February 12, 1999 announcing the of signing of a Share Exchange Agreement pursuant to which Clariti Telecommunications International, Ltd. will acquire 100% of the outstanding stock of MediaTel Global Communications, Ltd. (incorporated by reference to Form 8-K filed on February 18,
                1999)

Exhibit - 99.3. Pro Forma Financial Information (included herein)