Form 10QSB/A
period 1998-12-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-05-27
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                              Form 10-QSB/A-1
                              Amendment No. 1



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


                      Yes (X)    No ( )



     State the number of shares of each of the issuer's class of common equity:
As of February 5, 1999, there were 111,950,080 common shares outstanding, $.001 par value per share.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    December 31, 1998 (unaudited) and
                    June 30, 1998 (audited)                      3

                    Consolidated Statements of Operations
                    for the six months and three months
                    ended December 31, 1998 and 1997
                    (unaudited)                                  4

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended
                    December 31, 1998 (unaudited)                5

                    Consolidated Statements of Cash Flows
                    for the six months ended December 31,
                    1998 and 1997 (unaudited)                    6

                    Notes to Consolidated Financial
                    Statements (unaudited)                     7-13

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                 14-18

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K          19-20

SIGNATURES                                                      21


EXHIBIT INDEX                                                   22




                                    2

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                As Restated
                                                 (Note 2)
                                                -----------
                                                  Dec. 31,         June 30,
                                                    1998             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  16,293       $    228
  Trade accounts receivable                           8,705          4,496
  Other receivables                                   1,002            262
  Refundable taxes                                    1,005          2,706
  Prepaid expenses and other current assets           1,062            346
                                                  ---------       --------
                                                     28,067          8,038
                                                  ---------       --------
PROPERTY AND EQUIPMENT, NET                           5,039          2,011
INTANGIBLE ASSETS, NET                              138,640              -
                                                  ---------       --------
TOTAL ASSETS                                      $ 171,746       $ 10,049
                                                  =========       ========

   LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                        $  18,173       $  8,629
  Deferred revenue                                    4,729          2,069
  Accrued expenses and other current liabilities      4,679          1,921
  Funding from parent                                     -         16,580
                                                  ---------       --------
TOTAL LIABILITIES                                    27,581         29,199
                                                  ---------       --------
COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' EQUITY
COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 111,950 shares at
 December 31, 1998 and 23,697 at June 30, 1998          112              -
WARRANTS OUTSTANDING                                  1,881              -
ADDITIONAL PAID-IN-CAPITAL                          183,795              -
ACCUMULATED DEFICIT                                ( 41,816)       (19,108)
CUMULATIVE TRANSLATION ADJUSTMENTS                      193        (    42)
                                                  ---------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                144,165        (19,150)
                                                  ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 171,746       $ 10,049
                                                  =========       ========
See accompanying notes

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
           (Dollars and Shares in Thousands, Except Per Share Amounts)


                                As Restated (Note 2)      As Restated (Note 2)
                                --------------------      --------------------
                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                   DECEMBER 31,               DECEMBER 31,
                                -------------------       -------------------
                                  1998       1997           1998       1997
                                --------   --------       --------   --------
REVENUE                         $ 16,870   $  4,586       $  8,131   $  2,848

COST OF REVENUE                   23,105      5,105         14,112      3,780
                                --------   --------       --------   --------
GROSS LOSS                       ( 6,235)   (   519)       ( 5,981)   (   932)


Sales and marketing                1,015        818            601        573
General and administrative        11,427      1,525          7,657        911
Amortization of intangibles        4,031          -          4,031          -
                                --------   --------       --------   --------

NET LOSS                         (22,708)   ( 2,862)       (18,270)   ( 2,416)

OTHER COMPREHENSIVE LOSS:
  Foreign currency
   translation adjustments           235          -           113          -
                                --------   --------       --------   --------

COMPREHENSIVE LOSS              $(22,473)  $( 2,862)      $(18,157)  $( 2,416)
                                ========   ========       ========   ========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            32,258     19,463         40,790     20,019

NET LOSS PER SHARE - BASIC
 AND DILUTED                    $(  0.70)  $(  0.15)      $(  0.45)  $(  0.12)
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
                                   =======      =====        ======

                                             As Restated
                                               (Note 2)
                                             -----------
                                    ADD'L.      ACCUMU-     CURRENCY
                                   PAID-IN       LATED      TRANSLA-
                                   CAPITAL      DEFICIT     TION ADJ
                                  ---------    ---------    --------
BALANCES, JUNE 30, 1998           $      -     $(19,108)    $(   42)

Six months ended
 December 31, 1998 (unaudited):
  Acquisition of majority
   interest in GlobalFirst          99,460            -           -
  Capitalize funding from
   GlobalFirst parent               24,770            -           -
  Reverse acquisition of Clariti
   by GlobalFirst                   59,565            -           -
  Net loss                               -      (22,708)          -
  Currency translation adjustment        -            -         235
                                  --------     --------     -------
BALANCES, DECEMBER 31, 1998       $183,795     $(41,816)    $   193
                                  ========     ========     =======


[FN]
See accompanying notes
                                    5

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)

                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                              -----------------------
                                              As Restated
                                                (Note 2)
                                                  1998         1997
                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(22,708)    $( 2,862)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Depreciation and amortization                   4,348          159
 Change in assets and liabilities which
  increase (decrease) cash, net of effects
  of acquisition:
     Trade accounts receivable                   ( 4,209)     ( 2,386)
     Other receivables                           (   740)           -
     Refundable taxes                              1,701            -
     Prepaid expenses and other current assets   (   574)     (    25)
     Accounts payable                              9,208        4,087
     Accrued expenses and other current
      liabilities                                  2,608        1,202
     Deferred revenue                              2,660            -
                                                --------     --------
 Net cash received from (used in)operating
  Activities                                     ( 7,706)         175
                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired in stock for stock reverse
  acquisition                                     16,063            -
 Purchase of equipment                           ( 3,017)           -
                                                --------     --------
 Net cash received from (used in) investing
  activities                                      13,046            -
                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from parent                                 10,490            -
 Repayment of loan to parent                           -      (   200)
                                                --------     --------
Net cash received from (used in) financing
  activities                                      10,490      (   200)
                                                --------     --------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE              235            -
                                                --------     --------
NET CHANGE IN CASH AND EQUIVALENTS                16,065      (    25)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD            228          133
                                                --------     --------

CASH AND EQUIVALENTS, END OF PERIOD             $ 16,293     $    108
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


NOTE 2 - RESTATEMENTS
---------------------
Subsequent to the issuance of the Company's condensed consolidated financial statements for the six months and three months ended December 31, 1998 on Form 10-QSB, it was determined that certain revenue was improperly recognized within the Consolidated Statements of Operations for such periods. At the time such statements were prepared, the Company's systems lacked the capability to generate reports detailing the used and unused minutes on outstanding prepaid calling cards, which required management to estimate the minutes used during the reporting periods. Subsequent to the filing of the December 31, 1998 Form 10-QSB, reporting capabilities were developed and analyses indicated that the original estimates made by management overstated the minutes used on outstanding prepaid calling cards and earned revenues for the periods presented. As a result, the accompanying condensed consolidated financial statements as of December 31, 1998 and for the six and three months then ended, present restated results. A summary of the effects of the restatement on the Consolidated Balance Sheet as of December 31, 1998 and the Consolidated Statements of Operations for the six and three months ended December 31, 1998 are as follows (in thousands, except per share data):

                                                                Amounts
                                                 Restated      Previously
                                                  Amounts       Reported
                                                ----------     ----------
Consolidated Balance Sheet as of
 December 31, 1998:
     Deferred revenue                           $   4,729      $   1,063
     Total liabilities                          $  27,581      $  23,915
     Accumulated deficit                        $( 41,816)     $( 38,150)
     Total stockholders' equity                 $ 144,165      $ 147,831

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 2 - RESTATEMENTS (continued)
---------------------
                                                                Amounts
                                                 Restated      Previously
                                                  Amounts       Reported
                                                ----------     ----------
Consolidated Statement of Operations for the
 Six Months Ended December 31, 1998:
     Revenue                                    $  16,870      $  20,536
     Gross loss                                 $(  6,235)     $(  2,569)
     Net loss                                   $( 22,708)     $( 19,042)
     Comprehensive loss                         $( 22,473)     $( 18,807)
     Net loss per share - basic and diluted     $(   0.70)     $(   0.59)

Consolidated Statement of Operations for the
 Three Months Ended December 31, 1998:
     Revenue                                    $   8,131      $  11,797
     Gross loss                                 $(  5,981)     $(  2,315)
     Net loss                                   $( 18,270)     $( 14,604)
     Comprehensive loss                         $( 18,157)     $( 14,491)
     Net loss per share - basic and diluted     $(   0.45)     $(   0.36)

In addition, net loss, comprehensive loss and net loss per share - basic and diluted for the three months ended December 31, 1997 have been restated to correct a typographical error. A summary of the effects of the restatement are as follows (in thousands, except per share data):
                                                                Amounts
                                                 Restated      Previously
                                                  Amounts       Reported
                                                ----------     ----------
Net loss                                        $(  2,416)     $(  1,484)
Comprehensive loss                              $(  2,416)     $(  1,484)
Net loss per share - basic and diluted          $(   0.12)     $(   0.07)


NOTE 3 - DESCRIPTION OF THE BUSINESS
------------------------------------
The operations of Clariti consist of international telecommunications services and development of its digital voice paging technology.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 3 - DESCRIPTION OF THE BUSINESS (continued)
------------------------------------
Clariti Digital Paging operates the Company's digital voice paging division and is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Digital Paging is currently developing the world's first low-cost Digital Voice Paging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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



NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------

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


NOTE 5 - ACQUISITIONS
---------------------
On December 8, 1998 Clariti acquired 100% of the capital stock of GlobalFirst Holdings Ltd., a privately held telecommunications firm with operations in the United Kingdom and several other countries in Western Europe, from Chadwell Hall Holdings, Ltd. ("CHH") for 76,571,500 restricted shares of Clariti's common stock. The combined entity will continue to conduct business as Clariti Telecommunications International, Ltd. The transaction has been accounted for using the purchase method of accounting as a reverse acquisition in which GlobalFirst is considered the accounting acquiror and Clariti is considered the acquired company. Consistent with such reverse accounting treatment, the consolidated financial statements for the three and six month periods ended December 31, 1998, include the results of GlobalFirst for the full reporting periods and the results of Clariti from the acquisition date through the end of the period, except for stockholder's equity which has been adjusted for the shares of Clariti common stock issued and outstanding as of December 31, 1998. Because of the accounting treatment described herein, the financial statements differ from those previously reported by the Company.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 5 - ACQUISITIONS - (continued)
---------------------
In the case of both acquisitions, management has not yet allocated any of the purchase price in excess of fair market value of tangible net assets to identifiable intangible assets such as intellectual property, in-process research and development, or goodwill as final valuations of any potential intangible assets are not currently available. When management identifies such assets, the useful life of any individual asset may differ from the intangible asset amortization period of 5 years currently reflected in the Consolidated Statements of Operations.

Pro forma financial information for the transactions described above has been included in a Form 8-K/A the Company has filed with the SEC on the date hereof. In addition, a pro forma statement of operations for the six months ended December 31, 1998 is attached hereto as Exhibit 99.2.


NOTE 6 - COMPREHENSIVE INCOME
-----------------------------
The Company adopted FASB Statement 130, "Comprehensive Income", beginning in the quarter ended September 30, 1998. The Company's only item of comprehensive income that is excluded from net loss for the quarter ended December 31, 1998, is the cumulative translation adjustment associated with the Company's foreign subsidiaries.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company subcontracts certain elements of the development of its Digital Voice Paging System to third party engineering and development firms. Generally, such contracts provide for payments to be made by the Company on a time and material basis. As of December 31, 1998 the Company maintained only one significant development contract with a firm fixed price of $600,000.
Under the terms of the contract, the Company is required to make progress payments based on the achievement of specific milestones. As of December 31, 1998, the Company had paid $332,000 in progress payments against such contract.

The Company is a party to certain legal proceedings occurring in the ordinary course of business. Based upon information presently available, the Company does not believe that the final outcome of any of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


NOTE 8 - COMMON STOCK
---------------------
In addition to the stock issued in connection with the acquisition described above, the Company issued 206,197 shares of common stock as commission on the sale of stock to CHH.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 9 - STOCK OPTIONS
----------------------
During the quarter ended December 31, 1998, the Company issued options to purchase a total of 355,750 shares of the Company's common stock to several new and existing employees of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.39 per share) and generally carry such other terms as are outlined in the Company's Stock Option Plan.


NOTE 10 - WARRANTS
-----------------
From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Compensation cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

In October 1998, the Company issued to both its corporate counsel and its securities counsel warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share, the market price on the date of grant. The warrants were issued for services rendered and expire in October 2001. The Black-Scholes model valued these warrants at a total of $192,000.


NOTE 11 - NET LOSS PER SHARE
----------------------------
The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share after the assumed conversion of potential common shares (warrants, stock options and convertible debt) was not presented because the effect of such conversions would be antidilutive.


NOTE 12 - SUBSEQUENT EVENTS
---------------------------
On February 3, 1999, the Company completed the sale of all of the outstanding capital stock of Telnet Products & Services, Ltd. ("Telnet") to CHH (the "Telnet Share Purchase and Sale Agreement"). Prior to its sale, Telnet was one of several businesses Clariti had acquired as part of its December 8, 1998 acquisition of GlobalFirst from CHH. Telnet owns and operates PCO's located in the United Kingdom, France, Spain and Germany. Pursuant to the Telnet Share Purchase and Sale Agreement, Clariti will serve as the exclusive worldwide provider of telecommunications carrier services to Telnet and each of its subsidiaries.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997



NOTE 12 - SUBSEQUENT EVENTS (continued)
---------------------------
In consideration for the capital stock of Telnet, CHH issued to Clariti a demand note in the amount of $21 million (the "$21 Million Note"), the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. As a result, Clariti does not expect to report a material gain or loss on the sale of Telnet. The $21 Million Note carries a fixed interest rate of 4.62% and is payable, including accrued interest thereon, within 10 days of demand by Clariti. Pursuant to the terms of the $21 Million Note, CHH may repay the $21 Million Note and any accrued interest thereon in the form of Clariti restricted common stock valued at $1.75 per share. This price per share is the same as that used in Clariti's acquisition of GlobalFirst (including Telnet) from CHH in December 1998.

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


Results of Operations
---------------------
     In a Form 8-K filed with the SEC on December 23, 1998, the Company indicated that GlobalFirst's operations were generating revenue at an annualized rate of approximately $100 million. This figure was based on generally accepted accounting principles in the United Kingdom ("UK GAAP") and therefore included sales of prepaid phone cards based on the face value of cards sold. However, the Company subsequently learned that generally accepted accounting principles in the United States ("US GAAP") are different than UK GAAP in this regard. In order to comply with US GAAP, the Company must now recognize GlobalFirst's prepaid phone card revenue based on the discounted value of cards sold, not the face value of cards sold. GlobalFirst sells its prepaid phone cards to franchisees and agents net of (1) value added tax and
(2) discounts ranging from 25% to 35% off face value. In addition, US GAAP requires revenue from prepaid phone cards to be recognized only as the ultimate consumers use the cards. As a result, there is a time lag between when GlobalFirst sells cards to its franchisees and agents and when the cards are
sold to and used by the ultimate consumers.   Due to these financial reporting
requirements, GlobalFirst was not generating revenue at an annualized rate of $100 million, and the Company cannot predict when or if GlobalFirst will be able to achieve such a revenue run rate.

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

Six Months Ended December 31, 1998
v. Six Months Ended December 31, 1997
-------------------------------------
     For the six months ended December 31, 1998, the Company incurred a net loss of $22,708,000 on revenues of $16,870,000 compared to a net loss of $2,862,000 on revenues of $4,586,000 for the six months ended December 31, 1997. Sales and marketing expenses increased from $818,000 in the six months ended December 31, 1997 to $1,015,000 for the six months ended December 31, 1998. General and administrative expenses increased from $1,525,000 in the six months ended December 31, 1997 to $11,427,000 for the six months ended December 31, 1998. Net loss per share increased from $0.15 for the six months ended December 31, 1997 to $0.70 for the six months ended December 31, 1998. All of these variances reflect GlobalFirst's strategy to change from primarily a sales and marketing focused operation to develop a network for carrier services in the United Kingdom and Western Europe. Such development entails a high cost of overhead in the early stages of operation. Most of these operations first started in early 1998, while operations prior to that time largely consisted of the lower volume PCO business.

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


Three Months Ended December 31, 1998
v. Three Months Ended December 31, 1997
---------------------------------------
     For the three months ended December 31, 1998, the Company incurred a net loss of $18,157,000 on revenues of $8,131,000 compared to a net loss of $2,416,000 on revenues of $2,848,000 for the three months ended December 31, 1997. Sales and marketing expenses increased from $573,000 in the three months ended December 31, 1997 to $601,000 for the three months ended December 31, 1998. General and administrative expenses increased from $911,000 in the three months ended December 31, 1997 to $7,657,000 for the three months ended December 31, 1998. The Company's net loss in the three months ended December 31, 1998 was also negatively affected by $4,031,000 in amortization of intangible assets resulting from the acquisitions described in Note 4 to the financial statements. Net loss per share increased from $0.12 for the three months ended December 31, 1997 to $0.45 for the three months ended December 31, 1998.

     The discussion of results of operations for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 is also applicable to the results of operations for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.


Liquidity and Capital Resources
-------------------------------
     At December 31, 1998, the Company had working capital of $486,000 (including a cash balance of $16,293,000) as compared to a working capital deficit of $21,161,000 (including a cash balance of $228,000) at June 30, 1998. The working capital increase of $21,647,000 largely reflects the sale of 11,428,500 shares of Clariti common stock to CHH for $20,000,000 during the three months ended December 31, 1998, as well as the capitalization of operating funds GlobalFirst borrowed from its parent company prior to its acquisition by Clariti. These working capital improvements were partially offset by use of cash in operations during the six months ended December 31, 1998.

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

Dated:  May 27, 1999



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


Exhibit - 99.2. Pro Forma Financial Information (included herein)