Form 10KSB
period 1999-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-10-13
CIK 941814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB
                                ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                          Commission
ended JUNE 30, 1999                                      FILE NO. 33-90344

                Clariti Telecommunications International, Ltd.
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          DELAWARE                                       23-2498715
-----------------------------                      ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

        1735 MARKET STREET
  MELLON BANK CENTER, SUITE 1300
    Philadelphia, Pennsylvania                              19103
----------------------------------------            ---------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (215) 979-3600

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].   No [ ].


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ______

State issuer's revenues for its most recent fiscal year:    $251,000

The aggregate market value of voting stock held by non-affiliates of the registrant's common stock, as of September 16, 1999 was approximately $84,527,000 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market). The number of shares outstanding of the registrant's common stock, as of September 16, 1999 was 125,275,080.

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------
     Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is positioning itself to be a complete supplier of telecommunications products. The integration of switched, Internet Protocol ("IP") and wireless technologies over a single managed network, will enable Clariti to offer wholesale, retail and enhanced telecommunications products. The single network topology supports switched and IP telephony, wireless voicemail, fax, data, virtual private network ("VPN") services, and Internet service provider ("ISP") services.

     The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Peter Pelullo, the Company's current Chairman of the Board and President. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In March 1998 the Company changed its name to Clariti Telecommunications International, Ltd.

     In 1995, the Company began shifting its focus to telecommunications, and as a result, no longer has a significant interest in the music and recording business. Since then, the Company has taken several major steps toward achieving its goal of becoming a complete supplier of telecommunications products:

     - In April 1995, the Company acquired its wireless voicemail technology.

     - In December 1998, the Company acquired GlobalFirst Holdings, Ltd. ("GlobalFirst"), a licensed telecommunications carrier in the United Kingdom that also sells long distance and local telephone services, including prepaid phone cards, in the United Kingdom and France.

     - In February 1999, the Company sold the group of GlobalFirst subsidiaries that had been operating public call offices ("PCO's") in Europe.

     - In March 1999, the Company acquired Mediatel Global Communications, Ltd. ("Mediatel"), a company that sells long distance and local telephone services, including prepaid phone cards, in the United Kingdom.

     - In May 1999, the Company acquired MegaHertz-NKO, Inc., a company formed in January 1999 to succeed to the operations of MegaHertz Communications Corp., an ISP, and NKO, Inc., a provider of enhanced telecommunications and IP telephony services (voice, data, fax and video).

     - In October 1999, the Company acquired NKA Pty, Ltd. ("NKA"), an Australian based provider of IP telephony to corporate clients.

     - As of October 11, 1999, GlobalFirst, Mediatel and their subsidiaries filed for voluntary liquidation in the United Kingdom and all of their operations have ceased as of that date.

     The Company's businesses have operated on the basis of three industry segments; International Telephony Services, IP/Internet Services and Wireless Messaging. Prior to the liquidation of GlobalFirst, Mediatel and their subsidiaries, International Telephony Services consisted of the international long-distance services provided by GlobalFirst and Mediatel. IP/Internet Services consists of the IP telephony and ISP services provided by MegaHertz-NKO and NKA. Wireless Messaging consists of the Company's efforts to develop and commercialize its wireless voicemail technology.

International Telephony Services
--------------------------------
     The following description of the Company's International Telephony Services business should be read with the understanding that on October 11, 1999, the Company placed GlobalFirst and its subsidiary companies and Mediatel and its subsidiary companies into voluntary liquidation under United Kingdom law. Consequently, the description of the Company's International Telephony Services business is presented for historical purposes only. See MD&A - Recent Developments.

     International Telephony Services was licensed to operate voice telecommunications services nationally in the United Kingdom and to terminate UK originated voice calls internationally. International Telephony Services' operating subsidiaries were formed from the acquisition by Clariti of GlobalFirst and Mediatel, two large telecom resellers formerly operating in the UK residential, business to business and international calling card business sectors.

Product Development

     The combination of regulatory and technological changes has and is continuing to have a dramatic effect on the telecommunications industry. The economics of the business have been significantly changed by liberalization permitting telecom service providers to invest in overseas infrastructure (thereby eliminating the costly settlement rates for local overseas termination) and by technological advances in fiber-optic and transmission technologies.

     One technology, acknowledged to have a significant effect on telecom infrastructure, is Internet Protocol ("IP"), the dominant protocol for data-networking throughout the internet and adapted for voice communications. The rapid development of IP switching for voice communication has now made the protocol a viable medium for both toll quality voice and data integrated communications. Economic use of facilities and efficient use of bandwidth provides for significant cost reductions over traditional circuit based compression technologies.

Competition

     The European and United Kingdom telecommunications markets are experiencing intensive competition as a result of the on-going deregulation that is resulting in significant downward pressure on prices and profits. Such pressures have resulted in significant operating losses for the Company's International Telephony Services business and, as a result, management has made the decision to liquidate these operations.

IP/Internet Services
--------------------
     The May 1999 acquisition of MegaHertz-NKO and the September 1999 acquisition of NKA have provided the Company with an operating base upon which it plans to build a global network using IP technology over a private managed network. In addition, MegaHertz-NKO offers nationwide Internet access for individuals, businesses and organizations over a network backbone architecture delivering quality and consistency of service.

Products and Services

     The Company's IP Telephony business offers prepaid phone cards, residential and business long distance, and fax services. As a domestic ISP, the Company offers turnkey Internet solutions including traditional dialup access, web hosting and e-commerce services. Server co-location and managed server services are also available. The Company's Internet services are currently available in all 50 states.

Voice Over IP Technology

     Voice Over IP ("VoIP") telephony utilizes IP technology to encode an analog voice transmission into a digital Internet protocol transmission, which is then sent along the Company's private managed network to a point where the digital transmission is decoded back into an analog voice transmission. The Company's private managed network is interconnected with circuit switched telephone networks and provides connections to telephones worldwide. The Company's technology provides voice quality that is comparable to conventional switched technology, but without the high cost of conventional switching hardware. A typical VoIP telephony switch costs approximately 80% less than a standard telecom switch.

Voice Over IP Network

     The Company's VoIP technology uses a private managed network to transmit its calls, resulting in quality transmission. No other traffic may be transmitted over such network without the Company's permission. By contrast, Internet telephony companies, such as Net2Phone, use the public Internet to transmit their calls, typically resulting in a significant reduction in quality.

     The Company is in the process of building a global network for its VoIP telephony business. It currently has points of presence ("POP's") in Florida, New York, Mexico, Brazil, Peru, Australia, Israel, and South Korea. The Company also has plans to expand further into Asia.

Marketing

     The Company uses a small direct sales force focused principally on business customers and a small group of agents, resellers and retailers focused principally on sales of prepaid calling cards. The Company's ISP services are marketed direct to consumers through advertising via the Internet, newspapers and other media.

Competition

     The Company's IP Telephony business competes with those of numerous well-established companies such as AT&T, MCI, Sprint, and IDT, all of which have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the telephony business. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for telephony services. Likewise, the Company's ISP business also competes with those of numerous well-established companies such as America-On-Line, Prodigy, and Compu-serve, all of which have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the ISP business.

Regulation

     The use of IP telephony is a recent development. The Federal Communications Commission ("FCC") is considering whether or not to impose surcharges or additional regulations upon providers of IP telephony. In April 1998, the FCC issued its report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that the FCC did not have, as of the date of the report, an adequate record on which to make any definitive pronouncements, but that the record before it suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC noted that it may find it reasonable to require Internet service providers to make universal service contributions, pay access charges or to be subject to traditional common carrier regulation. If Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies begin to regulate IP telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition or results of operations.


Wireless Messaging
------------------
     The Company is presently developing wireless telecommunications products that utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists worldwide for telecommunications products that communicate information in an economically feasible manner without the need for intensive capital investment. The Company is developing a process that utilizes FM radio frequencies to provide a wireless information transmission network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure.

Wireless Voicemail System

     The first significant application of the Company's patented technology is a Wireless Voicemail System. Currently under development, the ClariCAST(TM) digital Wireless Voicemail System will allow a designated FM radio station to provide a service that transmits a message to the owner of a handheld voicemail player in the actual voice of the person generating the message. A subscriber to the system must first buy a handheld voicemail player and then pay a monthly subscription fee for the wireless voicemail service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the system's central phone number and entering the subscriber's personal identification number. The calling party's message is then digitized, compressed and transmitted by the radio station's FM transmitter to the specific subscriber. The Wireless Voicemail System provides messages that coexist with, but do not interfere with the FM radio station's existing commercial broadcasts.

Wireless Voicemail Technology

     The Company's technology utilizes the FM-SCA channels available on FM radio stations throughout the world. FM-SCA (Subsidiary Communication Authorization) channels, also known as FM "subcarrier" channels, are the "sideband" of an FM radio station's broadcasting frequency. Each FM radio station has two FM-SCA channels. Similar to the SAP (Secondary Audio Programming) channel in television broadcasting, the FM-SCA spectrum is licensed to the FM radio station and can be used for broadcasting alternate services.

     The Company has developed patent pending technology for sending digital voice messages over FM-SCA frequencies. A state-of-the-art voice compression algorithm creates a compact digital representation of the original voice message. Using advanced coding technology, the ClariCAST(TM) system creates a transmission waveform (modulated carrier) that enables the compact digital voice messages to be transmitted wirelessly at high data rates over an FM-SCA channel. The digital signal incorporates advanced error correction schemes to overcome the environmental distortions found in all wireless transmissions.

FM-SCA Broadcasting

     Two significant advantages of the Company's technology as compared to conventional paging and cellular technology are (1) FM-SCA channels do not require new radio frequency spectrum allocation and (2) the transmission infrastructure for FM-SCA already exists in the form of the FM radio station's equipment. As a result, the Company's Wireless Voicemail System will require significantly less investment to establish a network and acquire the necessary hardware (expected to be approximately $130 thousand per city as compared to the millions of dollars typically required for paging and cellular systems).
In addition, the existence of the FM radio station's transmission infrastructure and the simplicity of the Company's Wireless Voicemail System will allow for more rapid installation of the system. The Company expects to be able to install a city-wide ClariCAST(TM) system in several days rather than the many months required for paging and cellular systems.

     FM radio stations are assigned a frequency bandwidth of 100 kHz. A typical station will use 53 kHz for their commercial (main channel) programming. The remaining 47 kHz, which is almost half of the available FM channel spectrum resource, is not required for broadcasting the main channel programming.

     FM-SCA has been used in the United States for applications such as background music without commercial interruption, reading services for the blind, stock market quotes, sports scores, weather reports, educational services, and religious broadcasts. As a result, the FM-SCA channels may in some instances be limited due to these other uses. However, in most international markets, especially emerging growth nations, there appears to be little or no use of the FM-SCA band. Chinese, Latin American, and other international FM radio stations have been pursuing the use of this FM-SCA bandwidth to generate additional revenues from operations.

Wireless Voicemail System Design

     The Wireless Voicemail System is comprised of 4 major components:
- FM radio station's transmission facility (utilized by the Company for its wireless infrastructure)
          - Voicemail Terminal
          - SCA Generator
          - Wireless Voicemail Players

     The FM radio station's transmission facility includes the antenna tower and all the other equipment used by the FM radio station for its main channel programming. This facility is already in place and owned by the FM radio station. The Company expects to lease one or both of the SCA channels from the FM radio station. The Wireless Voicemail Player must be within receiving distance of the FM radio station's signal in order to receive the message.

     The Voicemail Terminal incorporates a full-featured voicemail system. It automatically answers incoming telephone calls with a customized greeting from the subscriber, prompts the caller to leave a message, and records the message in the caller's voice. After the caller has hung up, the voice message is digitally compressed into a compact digital packet and the appropriate Wireless Voicemail Player address is added. These packets are then forwarded to the SCA Generator for modulation and mixing with the FM station's main channel programming. This combined signal is then sent through the FM radio station's transmitter.

     The Wireless Voicemail Player receives the signal from the FM radio station, extracts the messages that are addressed to it, and decodes the message. An audible or vibrating signal alerts the user that a message has been received. Upon playback the user listens to the message in the caller's actual voice. The user can play, fast forward, rewind, save, and delete messages, similar to using voicemail or a home answering machine.

Status of Wireless Voicemail System Development

     In April 1998, the Company successfully tested its digital wireless voice messaging "Beta System" in Philadelphia. The Beta System is comprised of multiple, individually addressable, handheld, battery-operated voicemail players receiving pages over the Company's Wireless Voicemail System. The pages were sent over the FM subcarrier frequencies of WIOQ 102.1 FM, a commercial radio station in Philadelphia. The performance of the Beta System, including the error correction algorithms and the pagers' audio quality met or exceeded the Company's expectations. The Company also successfully tested its

Beta System in Brazil, Canada, and two other cities in the United States. There can be no assurance, however, that the successful tests of the Beta System will result in the successful development of the production model.

     The Company is now in the process of completing development of production equipment. This process consists mainly of miniaturizing the Wireless Voicemail Player, finalizing the software on the Voicemail Terminal and SCA Generator, and testing the entire system. The Company expects to launch its commercial wireless voicemail service and roll out into multiple cities and multiple countries during the Year 2000. New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, market acceptance, technical problems or difficulties, as well as the possible insufficiency of funding to complete development. There can be no assurance as to when, or whether, the Wireless Voicemail System will be successfully completed. No assurance can be given that products can be developed within a reasonable development schedule, if at all, nor that they can be produced at a reasonable cost. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

Commercialization of the Wireless Voicemail System

     For commercialization of the Company's Wireless Voicemail System, the Company will be required to secure the use of FM radio subcarrier frequencies in the markets it intends to enter. Based on the experience of its management, the Company does not expect difficulty in accessing such frequencies. However, there can be no assurance that FM radio station owners in targeted market areas will not develop other uses for their subcarrier frequencies, which would have a material adverse effect on the Company's business.

Marketing the Wireless Voicemail System

    	Management believes there is market potential for its Digital Wireless Voicemail service in many international markets. With its large installed base of voicemail users, plus pager users with voicemail boxes, the U.S. represents a significant business opportunity. However, the opportunities may even be greater in emerging markets such as China and Brazil. There are currently approximately 170 million paging subscribers worldwide, with the vast majority of those outside the U.S., Western Europe, and Japan. In these emerging markets, there appears to be significant pent-up demand for communications capabilities, yet only a small percentage of users can afford cellular phones. The Company believes its product, with its combination of wireless capabilities, digital voice communications, and affordability, will appeal to a large number of potential users in these markets. In addition, the Company's FM-SCA technology makes it possible to rapidly deploy systems in just about any country with FM radio stations.

     Within the United States, the Company plans to develop a network of wireless messaging systems by negotiating arrangements with FM radio station owners to utilize their FM-SCA channels. Outside the U.S., the Company plans to develop partnerships with local companies to help market the Wireless Voicemail service. The Company expects to seek out partners who are experienced with marketing and distribution of wireless products in their respective geographic areas. The Company believes this approach will provide it with the ability to address multiple markets simultaneously.

	The marketing strategy in each location will vary, depending on the local market environment. However, several elements of the strategy are likely to be similar. First, the Company and its local partner(s) expect to position the product and service relative to other popular telecommunications products and services. Since the Company's product shares common attributes with pagers, voicemail, and cellular phones, it is possible that Wireless Voicemail will be positioned differently in different locations. Second, the Company and its local partner(s) will determine the best mix of sales and distribution. In most locations, the Company anticipates using a variety of distribution channels, including selling directly to corporate accounts, through retail electronic outlets, or through wireless dealers.

     The Company anticipates that it will, as an ongoing activity, investigate prospective partners for the purpose of marketing, selling and distributing the Company's Wireless Voicemail products and services in various locations. In April 1999, the Company signed a memorandum of understanding ("MOU") with Acme Paging, whose subsidiary, Conectel, is the largest paging company in Latin America. Pursuant to the terms of the MOU, the Company and Conectel plan to form a partnership to offer Wireless Voicemail service in Brazil. The Company is currently involved in discussions regarding partnership opportunities for countries other than Brazil. There can be no assurance however that the Company will be successful in its efforts to execute the terms of the MOU, nor can there be any assurance that the Company will be successful in its efforts to enlist strong partners in every market it plans to enter.

     The Company has conducted market research indicating that users prefer its Wireless Voicemail System over standalone voicemail accounts, numeric pagers, and text pagers. In addition, the Company expects to be able to offer its Wireless Voicemail service at a price much less expensive than cellular phone service. As a result, Management believes the Company will be able to successfully market its Wireless Voicemail System; however, there can be no assurance that the Company will be successful in each market the Company chooses to enter.

Competition

     The Company expects its Wireless Voicemail products and services to compete with those of numerous well-established companies which design, manufacture or market pagers, cellular phones, wireless communications systems, and paging and cellular services. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for pagers, cellular phones, and related products.

     The demand for personal telecommunications devices has increased dramatically in the past decade worldwide, with the major market growth focused on two product categories: cellular phones and pagers. Cellular phone networks require extensive front-end investment for their initial implementation, and continuous investment to maintain and expand their network. Traditional paging systems, on the other hand, require less investment, but provide only a numeric or text message, not a digital voice message.

     The Company believes, based upon its market research, that text paging systems present a variety of problems with respect to cost and functionality. First, text paging services typically employ an expensive pool of typists whose job it is to answer phone calls and type the message into the paging system for transmission to the text paging subscriber. Second, these typists may not always understand the language/dialect/accent of the caller, or the terms used by the caller. This results in many translation errors. Third, many callers are reluctant to leave a confidential or personal message with a typist due to the lack of message security. By contrast, the Company's Wireless Messaging technology is entirely automated, eliminating the need for this pool of typists. Fourth, text messages are unable to communicate the emotion of the caller (urgent, happy, angry, sarcastic). In many instances, particularly in certain cultures, there is as much information contained in the emotion or nuance of the spoken message as there is in the words themselves. Fifth, the investment required to establish a conventional text paging system, while less than that of a cellular phone system, is still substantial, and is much greater than the investment required to deploy the Company's Wireless Messaging technology.

     A popular add-on service for pager users is voicemail. When a traditional pager user receives a voicemail message, their pager notifies them that a voicemail message has arrived, but the user does not know who the message is from, what the message is about, or its level of urgency. The individual carrying the pager needs to call a telephone number to listen to their voicemail message. The Company believes that its Wireless Voicemail service will be appealing to the millions of pager users with voicemail notification service.

     Voice paging has been around for many years, but its original design worked much like a one-way radio (i.e. a one-way walkie-talkie). However, it was too large and was inefficient in its use of radio spectrum. More recently there have been attempts by other companies to establish a commercial voice paging technology. The voice paging technology that reached the greatest user base is known as InFLEXion(TM) and was invented by Motorola. The InFLEXion(TM) system was installed and voice paging service offered in several United States cities by two paging carriers, PageNet and ConXus, during the late 1990's. Although users liked the service, the system was very expensive to deploy, similar to the cost of deploying a cellular phone system, causing both carriers to ultimately discontinue the service. Another company, OmniVoice, began commercial voice paging service in Mexico City in August 1999 using a different technology. It is too early to tell whether OmniVoice's technology will be commercially successful.

     In order for a wireless technology to be commercially successful, the Company believes it must meet user requirements for cost, device size, performance, functionality, and in the case of a voice-based product, audio quality. While some competing voice messaging technologies match the Company's ClariCAST(TM) technology on one or more of these parameters, the Company is not aware of any competing technology that can match ClariCAST(TM) technology in all of these critical areas.

Production and Manufacturing Plans

     The Company does not presently intend to establish its own manufacturing facilities to produce its Wireless Voicemail Player, SCA Generator, or related components. Instead, the Company plans to contract with other companies to manufacture such items. However, the Company may choose in the future to ship key component parts and sub-assemblies to contract manufacturers in other countries where its Wireless Voicemail products are being marketed in order to minimize tariffs and to be able to respond quickly to local market demand. In the event the Company does not operate its own manufacturing facilities, it will be dependent upon the ability of contract manufacturers to manufacture and assemble products in accordance with specifications provided by the Company.
If such contractors are unable to meet these specifications or experience delays in delivering products to the Company, the Company's business would be adversely affected.

     The Company may in the future seek to establish its own manufacturing facilities and/or form joint ventures with manufacturers abroad in order to manufacture and assemble the Company's products. In such event, the Company may need further financing to implement such manufacturing plans. There can be no assurance that financing will be available to the Company at such time, or if available, on terms acceptable to the Company.

Patents and Trade Secrets

     In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Paging. This patent had previously been approved by government authorities in South Africa and Taiwan, and is still pending in 10 additional countries.

     During the past fiscal year, the Company has filed patent applications in the United States and multiple foreign countries on a number of additional patents. In November 1998, the Company filed a patent application for the protection of its proprietary wireless protocol. In December 1998, the Company filed a patent application for a unique interference-reduction technique. In March 1999, the Company filed a patent application for the overall design of its Wireless Voicemail Player.

     There can be no assurance as to the ultimate success of the Wireless Voicemail System patent applications in the United States or any other foreign country. Furthermore, even if patents are issued to the Company, there can be no assurance that such patents will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Government Regulations

     The Company's proposed Wireless Voicemail operations relate to conduct of operations in the United States and foreign countries. Accordingly, the Company's operations will be subject to the risks of conducting business internationally, including possible instability in foreign governments, changes in regulatory requirements, difficulties in obtaining foreign licenses, as well as other general barriers and restrictions in relation to compliance with foreign laws.

    The Company's Wireless Voicemail technology utilizes FM-SCA channels available on nearly all FM radio stations worldwide. In the United States, the FCC considers FM-SCA channels to be part of the total FM frequency allocated to a radio station and therefore does not separately license or regulate FM-SCA channels. Regulators in most of the foreign markets the Company plans to enter may take a similar position in their countries to that of the FCC regarding the licensing and regulation of FM-SCA channels. There can be no assurance that the Company will in all cases be able to obtain the use of FM-SCA channels outside the U.S., or that foreign regulatory agencies will allow the company to operate its service.


Research and Development
------------------------
     The Company's research and development costs relate exclusively to development of its Wireless Voicemail System and technology. Research and development costs incurred by the Company during the years ended June 30, 1999 and 1998 were $2,465,000 and $1,321,000, respectively, all of which was expended on development of the Wireless Voicemail System. The Company has incurred cumulative research and development costs of $3,974,000 on the Wireless Voicemail System through June 30, 1999. The Company expects to incur an estimated $4,000,000 to $5,000,000 of additional research and development costs to complete development of a production ready prototype of the first generation of the Wireless Voicemail System. Management is aware, however, that there can be no assurances that the Wireless Voicemail System will be developed into a commercially viable product, or if developed, that it can be successfully marketed.

     Although the Company has created an experienced internal development team, the Company has subcontracted certain elements of the development of its Wireless Voicemail System to third party engineering and development firms. Such contracts provide for payments to be made by the Company on a time and material basis or based on the achievement of certain engineering milestones. Costs incurred for research and development work performed by third parties was $264,000 and $1,245,000 in the years ended June 30, 1999 and 1998, respectively.

     Management believes that significant progress has been made on the development of the Wireless Voicemail System. The Company has experienced delays in past development efforts; however, management expects completion of a production ready prototype of the first generation of the Wireless Voicemail System during 2000. Although the Company's efforts to create an experienced in-house development team have reduced dependence on third-party development contractors, the ultimate success of the development of Wireless Voicemail System will be significantly influenced by how well third party development contractors perform their functions. The inability of, and/or delay by such contractors in performing such developmental services could have a material adverse effect on the Company.

Employees
---------
     As of June 30, 1999, the Company had a total of 162 employees, 117 of whom were employed in International Telephony Services, 15 of whom were employed in IP/Internet Services, 19 of whom were employed in Wireless Voicemail and 11 of whom were employed in corporate administration. Substantially all of the

Company's employees work on a full time basis and none of the Company's employees belong to a labor union. As a result of the Company's decision to file for involuntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries, the International Telephony Services business has been terminated and no longer has any employees.


ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1735 Market Street, Mellon Bank Center, Suite 1300, Philadelphia, Pennsylvania 19103, which the Company leases pursuant to a written lease agreement that expires in 2006.

     The Company's International Telephony Services group was headquartered in London, England in an office building leased by Mediatel.

     The Company's Internet Services group is headquartered in Jacksonville, Florida in an office building, part of which is leased by MegaHertz-NKO pursuant to a written lease agreement that expires in 2002.

     The Company's Wireless Messaging group is headquartered in an office building in Fort Washington, Pennsylvania, part of which the Company leases pursuant to a written sub-lease agreement that expires in 2000. The Wireless Messaging group also operates an engineering center in a corporate office park in Boynton Beach, Florida, which the Company leases pursuant to a written lease agreement that expires in 2001.


ITEM 3.     LEGAL PROCEEDINGS

     In March 1999 Clariti, GlobalFirst, Mediatel and CHH entered an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to settle costs incurred by GlobalFirst and Mediatel for their use of Frontier's telecommunications network up to and including March 12, 1999 (the "Frontier Settlement Agreement"). Frontier, GlobalFirst and Mediatel are jointly analyzing the detailed records supporting the GlobalFirst and Mediatel usage of Frontier's network to identify the precise amount of the balance due to Frontier, if any ("Balance Due Frontier"). Pursuant to the Frontier Settlement Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of the remaining Balance Due Frontier. Within 5 business days after the Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH must pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to the Balance Due Frontier. In the event of a default under the Frontier Settlement Agreement, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, GlobalFirst and Mediatel (but not Clariti) are contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17, 1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier settlement agreement.

     The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "CLRI."

Market Information
------------------
     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. The following table presents data for the years ended June 30, 1999 and 1998.

Year Ended June 30, 1999
                          	            High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 1998                       $3.34           $1.69
  December 31, 1998                        $2.84           $1.72
  March 31, 1999                         	 $2.47	     $1.94
  June 30, 1999                            $3.25           $2.03


Year Ended June 30, 1998
                          	            High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 1997                       $2.38           $1.81
  December 31, 1997                        $2.25           $1.41
  March 31, 1998                           $1.63           $1.06
  June 30, 1998                            $3.31	     $1.22

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 16, 1999 the closing price for the Company's common stock was $2.72 per share.

Holders
-------
     As of September 16, 1999 the Company had 176 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - Position network infrastructure investment and switch to serve the needs of the customer and to provide Clariti with control over its cost base, product development and quality of service
     - Select the timing of the installation of a city-wide ClariCAST (TM) system
     - Lease SCA channels from FM radio stations
     - Develop partnerships with local companies in foreign markets to help market, sell and distribute the Wireless Voicemail System
     - Select partners who will be used to help market, sell and distribute the Wireless Voicemail System
     - Develop marketing strategy of the Wireless Voicemail System
     - Make the Wireless Voicemail System affordable and appealing to its target markets
     - Address multiple markets simultaneously to market the Wireless Voicemail System
     - Develop manufacturing and distribution channels of the Wireless Voicemail System
     - Manage the progress and costs of additional research and development of the Wireless Voicemail System
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Manage the expenditure of earnings and future payment of dividends, if any
     - Reduce future operating losses and negative cash flow
     - Manage the integration of acquisitions
     - Achieve its goal of becoming an international integrated telecommunications provider
     - Manage the Company's growth and its effects, including the ability to attract additional personnel
     - Obtain financing for operations and expansion
     - Compete effectively in the markets the Company chooses to enter
     - Manage the effect on operating margins of changing long distance rates
     - Manage the effect of events that interrupt delivery of services such as equipment failures
     - Develop new products and services and enhance current products and services
     - Stimulate demand for the Wireless Voicemail products and services
     - Manage the effect of the liquidation of UK Group Companies
     - Manage compliance with Year 2000 issues

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS
------------
Limited Operating History

The Company was formed in February 1988 as the successor to a music and recording studio business, and became publicly held upon a merger in January 1991 with an inactive public company incorporated in Nevada. In early 1995 the Company first entered the telecommunications industry with the concept of voice paging using FM radio frequencies, now the Company's wireless division. It was not until December 1998 when the Company acquired GlobalFirst that it commenced providing wireline telecommunications services. Therefore, the Company has had only a limited operating history in the telecommunications industry upon which investors may base an evaluation of the Company's performance. As of October 11, 1999, GlobalFirst and all of its subsidiaries filed for voluntary liquidation and all operations ceased at that time.

History of Losses

Since the Company's inception, it has incurred significant losses, including net losses of $220,412,000 for the 12 months ended June 30, 1999 ("Fiscal 1999")and $4,248,000 for the eleven months ended June 30, 1998 ("Fiscal 1998"). Approximately $152,214,000 of the loss in Fiscal 1999 resulted from the write-off of goodwill related to the acquisitions of GlobalFirst and Mediatel. Losses from operations continued in Fiscal 1999 as a result of negative margins on the sale of telephony services by GlobalFirst and Mediatel, as well as from research and development costs incurred on the wireless voice messaging system. The Company expects that it will continue to generate operating losses and negative cash flow from operations at least through Fiscal 2000. No assurances can be given that the Company will ever achieve, or if achieved, maintain, profitability.

Expansion Through Acquisitions

The Company has actively pursued opportunities to expand through acquisitions, and plans to continue to seek acquisitions that complement its services, broaden its consumer base and improve its operating efficiencies. Acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on the Company's financial results. Acquisitions also involve numerous additional risks, including difficulties in assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect the Company's operating results. There can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that it will continue to acquire businesses or that any acquired businesses will be profitable.

Integration of Companies Acquired

The Company recently acquired MegaHertz-NKO and NKA. Management's strategy is to become an international integrated telecommunications provider. The Company has limited experience operating such businesses, individually or on an integrated basis. Because of the inherent uncertainties associated with integrating the assets, operations and personnel of several companies, there can be no assurance that the Company will be able to achieve its strategic goals or operate the business successfully, that operating efficiencies will be realized as a result of the mergers and acquisitions or that the combination of such businesses will be successful.

Initiation of Liquidation Proceedings for GlobalFirst and Mediatel

	On October 11, 1999, the Company placed GlobalFirst, Mediatel and their respective subsidiaries into voluntary liquidation primarily because such companies were unable to pay their debts, including the advances received from Clariti (see Recent Developments). There can be no assurance that the Company will re-enter the telecommunications market in the United Kingdom. In addition, there can be no assurance that the Company will be able to recover all or any of such advances to GlobalFirst and Mediatel.

No Assurance of Continued Growth

Although the Company has experienced substantial growth in the last year and intends to continue to grow rapidly, there can be no assurance that such growth experienced will continue or that it will be able to achieve the growth contemplated by its business strategy. The Company's ability to continue to grow may be affected by various factors, many of which are not within its control, including competition and federal, state and foreign regulation of the telecommunications industry.

Management of Growth

The Company has added additional management personnel, including a new Chief Executive Officer and a new Executive Vice President, both with extensive experience in the telecommunications industry. The expanding nature of the Company's business strategy has placed, and is expected to continue to place, significant demands on all aspects of its business, including management, financial, technical and administrative personnel and systems. Future operating results will depend substantially upon the ability of its executive officers to manage such anticipated growth, to attract and retain additional highly qualified management, financial, technical and administrative personnel and to implement and/or improve technical, administrative, financial control and reporting systems. There can be no assurance that difficulties will not be encountered in expanding financial controls and reporting systems in order to meet future needs. If the Company is unable to respond to and manage changing business conditions, then the quality of services, ability to retain key personnel and results of operations could be materially adversely affected. There can be no assurance that the Company will successfully manage its expanding operations and continued growth. Any difficulties in managing its expanding operations and continued growth or in attracting additional personnel could have a material adverse effect on the business, its financial condition and results of operations.

Need for Additional Financing

To date, the Company has funded its operations principally through privately raised equity funding. Due to operating losses and the rapid pace of expansion, the Company remains undercapitalized. In the future, the Company will require both short-term financing for operations and longer-term capital to fund expected growth. To date the Company has no existing bank lines of credit and has not established any sources for such financing. Its ability to acquire additional operations and facilities to further accelerate growth will be dependent upon the ability to raise longer-term capital or otherwise finance such acquisitions. Management of the Company continues to make concerted efforts to raise additional capital through the sale of common stock. Since June 30, 1999, the Company has raised an additional $10,933,000 in capital through private placement of its common stock. In addition, the Company has received a firm commitment for an additional $16,166,000 of equity funding to be received during October and November 1999. The Company currently has no other arrangements with respect to, or sources of, additional financing. There can be no assurance that additional future financing will be available, or if available, will be available in either a timely manner or upon acceptable terms and conditions.

Competition

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change. Other service providers currently offer one or more of each of the services we offer. As a service provider in the IP Telephony and long distance telecommunications industry, some of the Company's principal competitors in the long distance telecommunications industry are MCI, AT&T, Sprint and many others, all of which are substantially larger and have: (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases. Although the Company's Wireless Voice Messaging technology is unique, there are several well-established wireless technologies against which the Wireless Voice Messaging service will have to compete, including cellular phones and text paging. Principal competitors in these wireless technologies include Motorola, Ericson, Pagenet, and many others, all of which are substantially larger and have: (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases. These advantages afford such competitors pricing flexibility. Telecommunications services companies may compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns in order to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to retailers in order to encourage them to carry competing products and services. In addition, competitors with greater resources may be better situated to negotiate favorable contracts with retailers. Existing competitors are likely to continue to expand their service offerings to appeal to retailers and their consumers. Moreover, because there are few, if any, substantial barriers to entry, new competitors are likely to enter the telecommunications market and attempt to market similar telecommunications services, which would result in greater competition.

The Company's ability to compete effectively in the telecommunications services industry will depend upon its continued ability to provide high quality services at prices generally competitive with, or lower than, those charged by competitors. Certain competitors dominate the telecommunications industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly, and there can be no assurance that the Company will be able to compete successfully in the future. Moreover, there can be no assurance that some competitors will not be better situated to negotiate contracts with suppliers of telecommunications services which are more favorable than contracts negotiated by the Company. In addition, there can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by the major long distance carriers or other competitors would not have a material adverse effect on the Company's business, financial condition and results of operations.


Billing Dispute With Frontier Corporation

As further described below under "Recent Developments," GlobalFirst and Mediatel have a potentially material contingent liability related to an agreement with Frontier Corporation to settle costs incurred by GlobalFirst and Mediatel for their use of Frontier's telecommunications network. In addition, pursuant to such agreement, the Company issued to Frontier 5,000,000 shares of Clariti common stock as security for payment of the balance, if any, that may be due to Frontier. If pursuant to such agreement, Frontier is permitted to sell the 5,000,000 shares of common stock on the open market, such sale could cause a material adverse effect on the market price of the Company's common stock.


Rapid Technological Change

The telecommunications services industry is characterized by rapid technological change, new product introduction and evolving industry standards. The Company's success will depend, in significant part, on its ability to make timely and cost-effective enhancements and additions to its technology and introduce new services that meet consumer demands. The Company expects new products and services, and enhancements to existing products and services, to be developed and introduced in order to compete with its services. The Company currently is in the process of completing development of a technology that will permit it to market and deliver a wireless voice messaging service. The proliferation of new telecommunications technologies may reduce demand for wireless voice messaging. There can be no assurance that the Company will have the financial resources to or will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its existing services or that its new services or enhancements thereto will adequately meet the requirements of the marketplace and achieve market acceptance. Delay in the introduction of new services or enhancements, inability to develop such new services or enhancements or the failure of such services or enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

Market Acceptance of Wireless Voice Messaging Service

The wireless voice messaging segment of the telecommunications industry is an emerging business characterized by an increasing number of new market entrants that have introduced or are developing an array of new products and services. As is typically the case in an emerging industry, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty. There can be no assurance that substantial markets will develop for wireless voice messaging in the United States or abroad or that the Company will be able to achieve significant market acceptance in the United States or abroad for its wireless voice messaging system.

Dependence Upon Key Personnel

The Company's success is largely dependent upon the efforts and abilities of some key executive officers, the loss of one or more of whom could have a material adverse effect. Although the Company expects that it would be able to locate suitable replacements for these executives if their services were lost, there can be no assurance it would be able to do so. Accordingly, the loss of services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain "key man" life insurance on these key executive officers.

Majority Shareholder

Chadwell Hall Holdings Limited beneficially owns approximately 88.2 million shares (approximately 70%) of the Company's outstanding Common Stock. As a result, this shareholder in general, is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

Volatile Stock Price

The Company's common stock is currently traded on the OTC Bulletin Board. The market price of the Company's common stock has been highly volatile, relatively illiquid and may continue to be subject to wide fluctuations in response to business conditions, quarterly variations in operating results, or other events or factors. In addition, the company's common stock has been thinly traded and is not widely held. There can be no assurance that an active public trading market for the common stock will be sustained. In addition, the U.S. stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many telecommunications companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Potential Future Dilution

As of June 30, 1999, there were outstanding warrants and options to purchase an aggregate of 13,198,000 shares of the Company's common stock. The exercise or conversion of outstanding stock options or warrants will dilute the percentage ownership of current stockholders. Further, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by the outstanding warrants and options.


Shares Eligible for Future Sale

As of June 30, 1999, there were 124,235,000 shares of the Company's common stock outstanding. Assuming the exercise of the outstanding warrants and options there would be an aggregate of 137,433,000 shares of common stock outstanding. Approximately 80% of these shares are subject restrictions on transfer pursuant to the various agreements that transferred such shares to the holder and/or Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Rule 144 provides that shares of common stock issued in private transactions, are treated as "restricted securities" as defined under the Securities Act and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (a) one percent (1%) of the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two-year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of the Company's common stock.


ANALYSIS OF THE BUSINESS
------------------------
     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
The Company's businesses have operated on the basis of three industry segments; International Telephony Services, Internet Services and Wireless Messaging. International Telephony Services consisted of the international long-distance services provided by GlobalFirst and Mediatel, which filed for voluntary liqudation on October 11, 1999 (see Recent Developments below). Internet Services consists of the IP telephony and ISP services provided by MegaHertz-NKO and NKA. Wireless Messaging consists of the Company's efforts to develop and commercialize its wireless voicemail technology. Further description of these businesses and their operations is included under Item 1, Business, above.

Recent Developments
-------------------
     On October 11, 1999, at the request of the Company, each of GlobalFirst, Mediatel and their respective United Kingdom subsidiaries (the "UK Group Companies") filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation was undertaken because the Company concluded that the UK Group Companies could not pay their debts, including the advances made by Clariti to GlobalFirst and Mediatel. A liquidator, has been appointed and, subject to the provisions of United Kingdom law, will endeavor to liquidate the assets of the UK Group Companies. As of June 30, 1999, the UK Group Companies had aggregate liabilities of $56,391,000 and aggregate assets of $9,102,000. Such liabilities include approximately $13,688,000 of secured indebtedness owed to the Company. Subsequent to June 30, 1999, the Company had advanced an additional $3,360,000 to Mediatel. The loss of this amount has been provided for in the statement of operations for Fiscal 1999. The Company has been advised that this indebtedness will constitute a priority claim under the voluntary liquidation process. As a result of the liquidation proceedings, the Company has terminated operations of the UK Group Companies.

     In March 1999 Clariti, GlobalFirst, Mediatel and CHH entered an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to settle costs incurred by GlobalFirst and Mediatel for their use of Frontier's telecommunications network up to and including March 12, 1999 (the "Frontier Settlement Agreement"). Frontier, GlobalFirst and Mediatel are jointly analyzing the detailed records supporting the GlobalFirst and Mediatel usage of Frontier's network to identify the precise amount of the balance due to Frontier, if any ("Balance Due Frontier"). Pursuant to the Frontier Settlement Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of the remaining Balance Due Frontier. Within 5 business days after the Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH must pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to the Balance Due Frontier. In the event of a default under the Frontier Settlement Agreement, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, GlobalFirst and Mediatel (but not Clariti) are contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17, 1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier settlement agreement.


Results of Operations
---------------------
     As of June 30, 1999 and for Fiscal 1999, GlobalFirst, Mediatel and their respective subsidiaries were accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the groups filed for voluntary liquidation on October 11, 1999. Equity method accounting was also applied to Telnet and its subsidiaries because the Company's control was temporary due to the sale of Telnet in February 1999.


Year Ended June 30, 1999
vs. Year Ended June 30, 1998
----------------------------
     For the year ended June 30, 1999, the Company incurred a net loss of $202,412,000 ($2.97 per share) on revenue of $251,000 compared to a net loss of $4,248,000 ($0.20 per share) on no revenue for Fiscal 1998". The $198,164,000 increase in net loss is primarily due to the substantial losses incurred by the Company's unconsolidated foreign subsidiaries, including the write-off of $152,214,000 of goodwill recognized in accounting for the acquisitions of GlobalFirst and Mediatel. Such goodwill was written off due to the October 11, 1999 filing of voluntary liquidation of GlobalFirst, Mediatel and their respective subsidiaries (see Recent Developments).

     Fiscal 1999 revenue of $251,000 and gross profit of $91,000 both reflect the operations of MegaHertz-NKO for the period from May 7, 1999 (acquisition date) to June 30, 1999. Prior to the acquisition of MegaHertz-NKO, the Company had no significant revenues from consolidated subsidiaries. The Company anticipates revenue growth in the future as a result of the acquisition of MegaHertz-NKO and NKA in October 1999.

     General and administrative expenses increased from $4,223,000 in Fiscal 1998 to $13,698,000 in Fiscal 1999. The $9,475,000 increase is primarily due to higher research and development expenses for work on the wireless voice messaging system, expansion of the Company's staff as a result of the Company's rapid growth and to general and administrative expenses incurred by MegaHertz-NKO from May 7, 1999 (date of acquisition) to June 30, 1999.

     Equity in losses of unconsolidated subsidiaries reflects the Company's 100% interest in the operating losses of the following International Telephony Services businesses:
     - GlobalFirst, from December 8, 1998 (date of acquisition) to June 30, 1999

     - Telnet, from December 8, 1998 (date of acquisition) to February 3, 1999 (date of sale)
     - Mediatel, from March 16, 1999(date of acquisition) to June 30, 1999

The high level of such operating losses reflects International Telephony Services' strategy of gaining market share prior to building a network by aggressively pricing its prepaid calling cards and other telecommunications services. In addition, it reflects International Telephony Services' strategy to change from primarily a sales and marketing focused operation to developing a network for carrier services in the United Kingdom and Western Europe. Such development entailed a high cost of overhead. The losses from unconsolidated subsidiaries were a significant factor in the Company's decision to file for voluntary liquidation of GlobalFirst, Mediatel and their respective subsidiaries.


Liquidity and Capital Resources
-------------------------------
     At June 30, 1999, the Company's total liabilities exceeded its total assets by $34,536,000. This situation has resulted from the Company's decision to place GlobalFirst and Mediatel into voluntary liquidation. This decision precipitated the write-off of $152,214,000 in goodwill related to the acquisitions of the respective companies. The net liabilities of GlobalFirst and Mediatel ($47,289,000) have remained on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. The Company expects such proceedings to discharge such liabilities. If the net liabilities of GlobalFirst and Mediatel had been excluded from the June 30, 1999 balance sheet, the Company would have had a stockholders' equity balance of $12,753,000.

     At June 30, 1999, the Company had a working capital deficit of $50,376,000 (including a cash balance of $3,284,000). As noted above, current liabilities includes $47,289,000 in net liabilities of GlobalFirst and Mediatel on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. During Fiscal 1999, improvements to consolidated working capital included the sale of 2,800,000 shares of common stock to third party investors for proceeds of $4,875,000, net of commissions. However, this working capital improvement was more than offset by use of cash in operations and for advances to unconsolidated foreign subsidiaries during Fiscal 1999.

     Management of the Company continues to make concerted efforts to raise additional capital through the sale of common stock. Since June 30, 1999, the Company has raised an additional $10,933,000 in capital through private placement of its common stock. In addition, the Company has received firm commitments for an additional $16,166,000 of equity funding to be received during October and November 1999.

     Management believes that these funds will enable the Company to complete the process of developing its Digital Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of MegaHertz-NKO for the remainder of the current fiscal year. The Company currently expects to attempt to re-enter the European telecommunications market using some or all of the UK Group Companies' assets and employees. The Company may however choose to exit the market altogether.

     Management is aware however that significant additional funding will be required beyond its fiscal year-end to launch the Wireless Voice Messaging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

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


     The Company has completed its analysis of Megahertz-NKO's Year 2000 readiness. MegaHertz-NKO has substantially completed some minor modifications at a cost of less than $50,000. It now appears that MegaHertz-NKO is Year 2000 compliant.

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

               CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                       INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE(S)
                                                                  ------------

          A.   Independent Auditors' report on the consolidated
                financial statements for the year ended
                June 30, 1999                                         F-1

          B.   Consolidated Balance Sheet at June 30, 1999            F-2

          C.   Consolidated Statements of Operations for the
                years ended June 30, 1999 and 1998                    F-3

          D.   Consolidated Statement of Stockholders' Equity
                for the year ended June 30, 1999                      F-4

          G.   Consolidated Statements of Cash Flows for the
                years ended June 30, 1999 and 1998                 F-5 to F-6

          H.   Notes to Consolidated Financial Statements          F-7 to F-21

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Clariti Telecommunications International, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 1999, and the related consolidated statement of stockholder s' equity for the year then ended, and the related consolidated statements of operations and cash flows for the twelve months ended June 30, 1999 and the eleven months ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    s/ COGEN SKLAR LLP
                                    ------------------
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
October 8, 1999
(except for Note 13, as to
which the date is October 12, 1999)

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1999
                     (Dollars and Shares in Thousands)

              ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                       $   3,284
       Trade accounts receivable                             286
       Refundable taxes                                      408
       Prepaid expenses and other current assets             112
                                                       ---------
                                                           4,090

     PROPERTY AND EQUIPMENT, NET                           3,244
     INTANGIBLE ASSETS, NET                               12,596
                                                       ---------
     TOTAL ASSETS                                      $  19,930
                                                       =========

              LIABILITIES AND STOCKHOLDERS'EQUITY

     CURRENT LIABILITIES
       Accounts payable - trade                        $   4,653
       Accrued expenses and other current liabilities        524
       Note payable to related party                       2,000
       Excess of net liabilities over assets of
        unconsolidated subsidiaries                       47,289
                                                       ---------
     TOTAL LIABILITIES                                    54,466
                                                       ---------

              COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' DEFICIT

     COMMON STOCK
      $.001 par value; authorized 300,000 shares;
      issued and outstanding, 124,235 shares                 124
     WARRANTS OUTSTANDING                                  2,322
     ADDITIONAL PAID-IN-CAPITAL                          213,735
     ACCUMULATED DEFICIT                                (252,065)
     CUMULATIVE TRANSLATION ADJUSTMENTS                    1,348
                                                       ---------
     TOTAL STOCKHOLDERS' DEFICIT                        ( 34,536)
                                                       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $ 19,930
                                                       =========

The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                              Fiscal        Fiscal
                                               1999          1998
                                            ---------     ---------
REVENUE                                     $     251      $      -
COST OF REVENUE                                   160             -
                                            ---------      --------
GROSS PROFIT (LOSS)                                91             -

General and administrative                     13,698         4,223
Loss from unconsolidated subsidiaries          54,987             -
Write-off of goodwill                         152,214             -
                                            ---------      --------
LOSS FROM OPERATIONS                         (220,808)      ( 4,223)
                                            ---------      --------
OTHER INCOME (EXPENSE)
 Interest income                                  441            33
 Interest expense                            (     45)      (    58)
                                            ---------      --------
                                                  396       (    25)
                                            ---------      --------

NET LOSS                                    $(220,412)     $( 4,248)

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment       1,348             -
                                            ---------      --------

COMPREHENSIVE LOSS                          $(219,064)     $( 4,248)
                                            =========      ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   74,318        20,906

BASIC AND DILUTED LOSS PER COMMON SHARE      $(  2.97)     $(   .20)
                                             ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            YEAR ENDED JUNE 30, 1999
                       (Dollars and Shares in Thousands)


                                                  COMMON STOCK
                                     -------------------------------------
                                      NUMBER           WARRANTS    ADD'L.
                                        OF               OUT-     PAID-IN
                                      SHARES   AMOUNT  STANDING   CAPITAL
                                     -------   ------  --------  ---------
BALANCES, JUNE 30, 1998               23,697    $ 24    $1,843   $ 31,366
Year ended June 30, 1999:
  Common stock issued for:
   Acquisition of GlobalFirst         76,572      77         -     91,727
   Partial settlement of liability
    to Frontier                        5,000       5         -     11,245
   Acquisition of MegaHertz-NKO        4,480       5         -     13,294
   Settlement with Former Chairman         7       -         -         18
   Accrued compensation                    5       -         -         12
  Common stock issued for cash         2,500       2         -      4,998
  Commission on sale of common
   stock                                   -       -         -    (   500)
  Exercise of common stock warrants      300       -    (  136)       511

Common stock warrants issued for:
   Commission on sale of stock             -       -       195    (   195)
   Expenses                                -       -       187          -
  Sale of Telnet                           -       -         -     28,703
                                     -------    ----    ------   --------
BALANCES, JUNE 30, 1999              124,235    $124    $2,322   $213,735
                                     =======    ====    ======   ========


                                                      CURRENCY
                                    ACCUMULATED      TRANSLATION
                                      DEFICIT        ADJUSTMENT
                                    -----------      -----------
BALANCES, JUNE 30, 1998              $( 31,653)       $      -
Year ended June 30, 1999:
  Net loss                            (220,412)              -
  Currency translation adjustment            -           1,348
                                     ---------        --------
BALANCES, JUNE 30, 1999              $(252,065)       $  1,348
                                     =========        ========


The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in Thousands)


                                                  Fiscal        Fiscal
                                                   1999          1998
                                                ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(220,412)    $( 4,248)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Loss from unconsolidated subsidiaries           54,987            -
   Write-off of goodwill                          152,214            -
   Depreciation and amortization                      701           61
   Other                                              645          589
 Change in assets and liabilities which
  increase (decrease) cash, net of effects
  of acquisition:
     Trade accounts receivable                         21            -
     Other receivables                                  -            -
     Refundable taxes                                   -            -
     Prepaid expenses and other current assets        238           43
     Accounts payable                               3,738          253
     Accrued expenses and other current
      liabilities                                     297           33
     Deferred revenue                            (      3)           -
                                                ---------     --------
 Net cash used in operating activities           (  7,574)     ( 3,269)
                                                ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of GlobalFirst                         1,349            -
 Investment in unconsolidated subsidiaries       ( 15,802)           -
 Divestment of Telnet                            (    461)           -
 Acquisition of Mediatel                               19            -
 Acquisition of MegaHertz-NKO                          81            -
 Investment in equipment and patent              (    227)     (   295)
                                                ---------     --------
 Net cash received from (used in) investing
  activities                                     ( 15,041)     (   295)
                                                ---------     --------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999 AND 1998
                          (Dollars in Thousands)


                                                  Fiscal        Fiscal
                                                   1999          1998
                                                ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payment on note payable to
  related party                                  (  1,000)           -
 Sale of common stock for cash                     25,475        2,590
 Commission on sale of common stock              (    967)     (    90)
 Sale of preferred stock for cash                       -          575
 Commission on sale of common stock                     -      (    58)
 Proceeds from loan payable                             -          250
                                                ---------     --------
Net cash received from (used in) financing
  activities                                       24,508        3,267
                                                ---------     --------

NET CHANGE IN CASH AND EQUIVALENTS                  1,893      (   297)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD           1,391        1,688
                                                ---------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $   3,284     $  1,391
                                                =========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                     $       -     $      2
   Income taxes                                 $       -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock issued in partial settlement of
   liability to Frontier Corp.                  $  11,250     $      -
  Note receivable received as payment for
   the sale of Telnet                           $  21,000     $      -
  Cancellation of note receivable as partial
   consideration for acquisition of Mediatel $ 21,000 $ - Note payable issued as partial consideration
   for acquisition of Mediatel                  $   3,000     $      -
  Common stock issued for retirement
   of Series B Preferred stock                  $       -     $  3,322
  Common stock issued for retirement
   of Series D Preferred stock                  $       -     $    517
  Common stock issued for repayment
   of loans payable                             $       -     $    250
  Common stock issued in acquisition
   of minority interest of subsidiary           $       -     $    200
  Issuance of common stock warrants
   for prepaid consulting fees                  $       -     $    326


The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998



NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is a diversified international telecommunications company with businesses that cover voice, data, Internet and wireless communications.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's current Chairman of the Board and President. In 1995, the Company began shifting its focus to telecommunications, and as a result, no longer has a significant interest in the music and recording studio business. During Fiscal 1999, the Company took several steps toward expanding its presence in the telecommunications business, including the acquisitions of GlobalFirst Holdings Limited ("GlobalFirst") in December 1998 and Mediatel Global Communications Limited ("Mediatel") in March 1999 (see Note 3).GlobalFirst is incorporated in the United Kingdom and owns a number of subsidiaries operating in both the United Kingdom and Western Europe (together, the "GlobalFirst Group").
Mediatel is incorporated in the United Kingdom and owns a number of subsidiaries operating therein (together, the "Mediatel Group"). At the time of their acquisitions, both groups were telecommunications resellers operating in the residential, commercial and international calling card business sectors. As part of the GlobalFirst acquisition, the Company also acquired Telnet Products and Services Limited. ("Telnet") and its subsidiaries (together, the "Telnet Group"), which operated over 100 public call offices ("PCO's") throughout Europe. Telnet was subsequently sold in February 1999 (see Note 3).

As of October 11, 1999, the Company filed for voluntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries and ceased operation of its International Telephony Services business.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
On June 30, 1998, the Company changed its fiscal year end from July 31 to June
30. As a result, the statements of operations and cash flows for the period ended June 30, 1998 consist of activity for the eleven month period from August 1, 1997 to June 30, 1998. In these financial statements, the twelve month period ended June 30, 1999 is referred to as Fiscal 1999, and the eleven month period ended June 30, 1998 is referred to as Fiscal 1998.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


As of June 30, 1999 and for Fiscal 1999, the GlobalFirst Group, Mediatel Group and Telnet Group were accounted for under the equity method of accounting. In the case of the GlobalFirst and Mediatel Groups, equity method accounting was required because the Company's control was deemed to be temporary due to the fact that the groups filed for voluntary liquidation on October 11, 1999 (see
Note 14). In the case of the Telnet Group, equity method accounting was required because the Company's control was temporary due to the sale of Telnet in February 1999 (see Note 3).

Cash Equivalents
----------------
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
The Company maintains its cash balances in several major financial institutions. Accounts with such institutions generally are insured by government authorities and/or industry consortiums up to certain maximum amounts. During the year the Company may have cash balances in these institutions in excess of such limits. At June 30, 1999, cash balances of the Company and its consolidated subsidiaries were in excess of insurable amounts by approximately $3,095,000.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, and accrued expenses. These balances, as presented in the balance sheet as of June 30, 1999, approximate their fair value because of their short maturities.

Property and Equipment
----------------------
Property and equipment are recorded at cost, and are depreciated primarily using the declining balance and straight line methods over estimated useful lives of 3 to 10 years.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill
--------
The Company amortizes goodwill on a straight-line basis over a 5-year period. Goodwill in the consolidated financial statements generally relates to acquisitions that were made during Fiscal 1999. Recoverability of such goodwill is evaluated based on the estimated expected future cash flows from the business operations of the companies acquired in relation to the net book value of the goodwill. As of October 11, 1999, the Company filed for voluntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries and ceased operation of its International Telephony Services business. As a result , the Company wrote off all of the goodwill associated with these acquisitions (see Note 5).

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign unconsolidated subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity.

Research and Development Expenses
---------------------------------
Research and development expenditures are expensed as incurred and totaled approximately $2,465,000 and $1,188,000 during Fiscal 1999 and Fiscal 1998, respectively.

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

Comprehensive Income
--------------------
In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss and foreign currency translation adjustments and is presented in the Combined Statements of operations and comprehensive loss. The Company had foreign currency translation adjustments of $1,348,000 during Fiscal 1999.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting for Stock-Based Compensation
---------------------------------------
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under APB Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented. Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 11.

Recently Issued Accounting Pronouncements
-----------------------------------------
In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities, " which requires that costs of start-up activities be expensed as incurred. The Company already complies with the accounting and disclosure requirements of SOP 98-5 with regard to its Wireless Voice Messaging development operations. The Company has no other start-up operations.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Acquisition of GlobalFirst
--------------------------
On December 8, 1998 Clariti acquired 100% of the capital stock of GlobalFirst, a privately held telecommunications firm based in the United Kingdom, from Chadwell Hall Holdings Ltd. ("CHH") for 76,571,500 shares of Clariti's restricted common stock valued at $134,000,000. The transaction was accounted for using the purchase method of accounting. Although the original Clariti shareholders had less than a majority ownership after the GlobalFirst acquisition was completed, Clariti management has maintained management control of the operations. The Company allocated all purchase price in excess of fair market value of tangible net liabilities ($135,065,000) to goodwill. As of October 11, 1999, the Company filed for voluntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries and ceased operation of its International Telephony Services business. As a result, all of the goodwill associated with the acquisition of GlobalFirst, except that goodwill attributable to the acquisition of Telnet of $15,423,000, was written off in Fiscal 1999 (see Note 5). Goodwill associated with the acquisition of Telnet was eliminated with the sale of Telnet in February 1999 (see below). In addition, GlobalFirst and Telnet have been accounted for under the equity method because the Company's control was deemed to be temporary.


Sale of Telnet
--------------
On February 3, 1999, the Company completed the sale of all of the outstanding capital stock of Telnet to CHH ("Telnet Share Purchase and Sale Agreement"). In return, CHH issued to Clariti a demand note in the amount of $21,000,000 ("$21,000,000 Note"), the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. The $21,000,000 Note carried a fixed interest rate of 4.62% and was payable, including accrued interest thereon, within 10 days of demand by Clariti. The $21,000,000 Note was canceled on March 16, 1999 in connection with the Company's acquisition of Mediatel as further described below. Clariti realized a gain of approximately $3,819,000 on the sale of Telnet as a result of Telnet's accumulated losses from operations prior to its sale. However, such gain was not recognized in income, but was treated as a reduction of additional paid-in capital to reflect the fact that Telnet was purchased from and resold to CHH, the Company's majority shareholder.

Acquisition of Mediatel
-----------------------
On March 16, 1999, Clariti acquired all of the outstanding capital stock of Mediatel from CHH for approximately $24,000,000. Consideration paid for Mediatel consisted of cancellation of the $21,000,000 Note received upon the sale of Telnet, including accrued interest, and the issuance of a promissory note payable to CHH in the amount of $3,000,000 (the "$3,000,000 Note"). The $3,000,000 Note carries a fixed interest rate of 6.5% and is payable, including

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 3 - ACQUISITIONS AND DISPOSITIONS (continued)

any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the $3,000,000 Note. As of June 30, 1999, there was $42,000 of accrued interest on the remaining balance of the $3,000,000 Note.

The Mediatel acquisition was accounted for using the purchase method of accounting. The Company allocated all of the purchase price in excess of fair market value of tangible net liabilities ($31,790,000) to goodwill. As of October 11, 1999, the Company filed for voluntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries and ceased operation of its International Telephony Services business. As a result, all of the goodwill associated with the acquisition of Mediatel was written off in Fiscal 1999 (see
Note 5). In addition, Mediatel has been accounted for under the equity method because the Company's control was deemed to be temporary.

Acquisition of MegaHertz-NKO
----------------------------
On May 7, 1999, the Company acquired all of the outstanding common stock of MegaHertz-NKO for approximately $13,300,000. Consideration paid for MegaHertz-NKO consisted of 5,500,000 shares of Clariti common stock, of which 1,020,000 shares are being held in escrow until certain revenue and gross margin targets are achieved by MegaHertz-NKO over a 24-month period. In the case of the MegaHertz-NKO acquisition, the Company has allocated all of the purchase price in excess of fair market value of tangible net assets to goodwill ($12,701,000), which is being amortized on a straight-line basis over a period of 5 years.


NOTE 4 - EQUITY IN NET LIABILITIES OF UNCONSOLIDATED SUBSIDIARIES

As further described in Note 13, the GlobalFirst Group of companies and the Mediatel Group of companies (together, the "UK Group Companies") filed for voluntary liquidation under the laws of the United Kingdom on October 11, 1999. As a result, such companies have been accounted for using the equity method during Fiscal 1999 because the Company's control of such subsidiaries was deemed to be temporary. The net losses of these companies have been included in income as incurred during Fiscal 1999. Summarized financial information of these companies for Fiscal 1999 follows (dollars in thousands):

Condensed Statement of Operations
     Revenues                    $10,061
     Expenses                     39,125
                                 -------
     Net loss                    $29,064
                                 =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 4  EQUITY IN NET LIABILITIES OF UNCONSOLIDATED SUBSIDIARIES (continued)

Condensed Balance Sheet as of June 30, 1999

     Current assets              $  9,056
     Non-current assets                46
                                 --------
                                 $  9,102
                                 ========

     Current liabilities         $ 56,391
     Stockholders' deficit        (47,289)
                                 --------
                                 $  9,102
                                 ========


NOTE 5 - ASSET IMPAIRMENT

As further described in Note 13, the UK Group Companies filed for voluntary liquidation on October 11, 1999. As a result, all goodwill related to the acquisitions of GlobalFirst and Mediatel, a total of $152,214,000 or $2.05 per share), was written off in Fiscal 1999. Subsequent advances to Mediatel in the amount of $3,360,000, or $0.05 per share were also provided for in the losses from unconsolidated subsidiaries.


NOTE 6  - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (dollars in thousands):

                                              June 30
                                                1999
                                             ---------
     Computer equipment and software          $ 2,964
     Office equipment and furniture             1,780
                                              -------
     Total cost                                 4,744
     Less accumulated depreciation             (1,500)
                                              -------
                                              $ 3,244
                                              =======

Depreciation expense was $210,000 and $32,000 for Fiscal 1999 and Fiscal 1998, respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 7 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 1999 and Fiscal 1998 due to the following:

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

Deferred income taxes consist of the following as of June 30, 1999 (dollars in thousands):


        Loss carry-forwards                    $ 68,843
        Other                                     8,000
        Less valuation allowance                (76,843)
                                               --------
        Net deferred tax asset                 $      -
                                               ========

Under FASB Statement No. 109, the Company has recorded valuation allowances against the realization of deferred tax assets. The valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such deferred tax assets.

The use of net operating loss carryforwards in the United States is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent changes in ownership of the Company's common stock, such a change may already have occurred. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation. Also, in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

At June 30, 1999 the Company had net operating loss carryforwards of approximately $191,230,000 which if not used will expire primarily during the years 2005 through 2014.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases
------
Some of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and automobiles. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses.

The following is a schedule of future minimum rental payments for all non-cancelable operating leases that have initial or remaining lease terms in excess of one year at June 30, 1999 (dollars in thousands):

                       Year Ending
                         June 30,
                       -----------
                         2000              $  253
                         2001                 206
                         2002                 136
                         2003                 102
                         2004                 108
                         After 2004           221
                                           ------
                                           $1,026
                                           ======

Rent expense for operating leases in Fiscal 1999 and Fiscal 1998 was $108,000 and $11,000, respectively.

Telecommunication Service Agreements
------------------------------------
The Company has telecommunications service agreements with its service providers. These agreements do not contain minute volume commitments.

Employment Agreements
---------------------
The Company maintains employment agreements with several of its executive officers and other key employees. Such employment agreements generally obligate the Company to pay such executives' salaries and provide them with certain fringe benefits until the expiration of the agreements, or until the executive resigns voluntarily or is terminated for cause.

Separation Agreement
--------------------
As of April 27, 1995, the Company entered into a Separation Agreement with Joseph Tarsia, the former Chairman of the Board of Directors of the Company (the "Former Chairman"). In accordance with the terms of the Separation Agreement, the Company was released of all obligations, claims and debts due the Former Chairman. These obligations, claims and debts were assumed by a third party investor (the "Investor") in consideration for payment by the Company of $61,000 in cash and the issuance of 395,000 shares of the

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Company's Series B Preferred Stock valued at $1,977,000. In addition, the Investor agreed to purchase the Former Chairman's 1,740,000 shares of the Company's common stock. The Separation Agreement required the Company to pay to the Former Chairman $750 per week until such time as the Investor satisfied all related obligations due to the Former Chairman.

In July 1998, the Investor completed making all required payments to the Former Chairman, thus terminating the Company's requirement to make future weekly payments to the Former Chairman. As of June 30, 1998 the Company owed the Former Chairman $43,000 reflecting a total of approximately 57 weeks during which the Company had failed to make the required payments. In August 1998, the Company and the Former Chairman agreed to settle such past due obligations for the issuance of a promissory note to the Former Chairman in the amount of $43,000 and the issuance of 6,600 shares of the Company's restricted common stock. The promissory note bears interest at an annual rate of 8% and is payable in equal weekly installments of $861 over a period of 52 weeks.

The Company's June 30, 1999 consolidated balance sheet (accrued expenses and other accrued liabilities) includes a total of $4,000 payable to the Former Chairman reflecting the balance due on the note payable. The 6,600 shares of restricted common stock were issued in August 1998 and the balance due under the note payable was paid off in August 1999. As a result, the Company has no further obligations to the Former Chairman under the Separation Agreement.

Legal Proceedings
-----------------
In March 1999 Clariti, GlobalFirst, Mediatel and CHH entered an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to settle costs incurred by GlobalFirst and Mediatel for their use of Frontier's telecommunications network up to and including March 12, 1999 (the "Frontier Settlement Agreement"). Frontier, GlobalFirst and Mediatel are jointly analyzing the detailed records supporting the GlobalFirst and Mediatel usage of Frontier's network to identify the precise amount of the balance due to Frontier, if any ("Balance Due Frontier"). Pursuant to the Frontier Settlement Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of the remaining Balance Due Frontier. Within 5 business days after the Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH must pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to the Balance Due Frontier. In the event of a default under the Frontier Settlement Agreement, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Frontier, GlobalFirst and Mediatel (but not Clariti) are contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17, 1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier settlement agreement.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations or cash flows during any given period.


NOTE 9 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel (see Note 3), the Company issued a promissory payable to CHH, its majority shareholder, in the amount of $3,000,000. Such note carries a fixed interest rate of 6.5% and is payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. As of June 30, 1999, there was $42,000 of accrued interest on the remaining $2,000,000 balance of the note.

In the ordinary course of business, the Company's unconsolidated foreign subsidiaries entered into various transactions with affiliates of CHH. A summary of such transactions, all of which were at arms length, is set out below (dollars in thousands):

                                          Fiscal
                                           1999
                                          ------
      Revenue                             $3,756
      Cost of revenue                     $1,912
      Purchases of equipment              $  389
      Accounts receivable at June 30      $1,560
      Accounts payable at June 30         $2,238
      Loans payable at June 30            $3,520
      Loans receivable at June 30         $2,579

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock
------------
In connection with the Company's acquisition of GlobalFirst (see Note 3), GlobalFirst's parent, CHH, purchased a total of 11,428,571 shares of Clariti common stock for $1.75 per share, or $20,000,000. Commission on this transaction consisted of $158,000 paid in cash and 206,197 shares of Clariti stock. The Company then issued to CHH 76,571,500 shares of common stock as consideration for GlobalFirst.

During Fiscal 1999, the Company sold a total of 2,840,000 shares of common stock for proceeds of $4,965,000, net of commissions, to private investors other than CHH. Of these amounts, 300,000 shares were issued for $375,000 upon the exercise by an investor of common stock warrants at $1.25 per share.

On May 7, 1999, the Company issued 4,480,000 shares of common stock as consideration for the acquisition of MegaHertz-NKO (see Note 3). An additional 1,020,000 shares are being held in escrow until certain revenue and gross margin targets are achieved by MegaHertz-NKO over a 24-month period. Such contingent shares will not be included in the Company's outstanding shares until the performance targets have been met.

Warrants
--------
From time to time, the Board of Directors of the Company may issue warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within 1 to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during Fiscal 1999:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants outstanding, 6/30/98     1,611     $1.25 - $3.50        $2.11
  Warrants issued                   495     $1.75 - $3.50        $2.02
  Warrants exercised             (  300)        $1.25            $1.25
----------------------------------------------------------------------------
Warrants outstanding, 6/30/99     1,806     $1.50 - $3.50        $2.26
----------------------------------------------------------------------------

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to other than employees to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued the warrants issued during Fiscal 1999 at $383,000.

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

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100 thousand. The Company has reserved a total of 5 million shares for issuance under the Plan. No options have been granted under this plan through June 30, 1999. The Plan terminates in November 2001, unless terminated earlier by the Board of Directors.

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options outstanding during Fiscal 1999:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options outstanding, 6/30/98      3,816    $1.06 - $3.88         $2.37
Options granted                   7,577    $1.50 - $3.38         $2.63
----------------------------------------------------------------------------
Options outstanding, 6/30/99     11,393    $1.06 - $3.88         $2.51
----------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during Fiscal 1999 or Fiscal 1998. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123,

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

                                                    Fiscal        Fiscal
                                                     1999          1998
                                                  ----------    ---------
          Net loss ($000)         As reported     $(220,412)    $( 4,248)
                                  Pro forma       $(231,229)    $( 7,175)

          Net loss per share      As reported      $(  2.97)    $(  0.20)
                                  Pro forma        $(  3.11)    $(  0.34)


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor defined contribution pension plans for their employees in the form of 401(k) plans. GlobalFirst employees are entitled to have 5 percent of their salaries contributed to a private pension plan. None of the Company's other foreign subsidiaries sponsor pension plans for their employees. Company contributions to such plans are not material.

The Company pays most of the cost of medical insurance for its United States employees and for certain senior foreign employees, the cost of which is not material. The Company provides no post-retirement medical benefits.


NOTE 12 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information." The Company has determined that segment information is not required to be presented because International Telephony Services has been placed into liquidation. All of the Company's Fiscal 1999 revenues were generated by IP/Internet Services. Substantially all of the Company's revenues and assets are located in the United States.


NOTE 13 - SUBSEQUENT EVENT

Liquidation of GlobalFirst, Mediatel and Their Subsidiaries

On October 12, 1999, at the request of the Company, each company in the UK Group Companies filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation is being undertaken because the Company concluded that the UK Group Companies cannot pay their debts. A liquidator has

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 13 - SUBSEQUENT EVENT (continued)

been appointed and, subject to the provisions of United Kingdom law, will endeavor to liquidate the assets and liabilities of the UK Group Companies. As of June 30, 1999, the Company was owed approximately $14,688,000 of secured indebtedness of the UK Group Companies. Subsequent to June 30, 1999, advances to Mediatel in the amount of $3,360,000, or $0.04 per share were also provided for in the losses from unconsolidated subsidiaries.

At June 30, 1999, the Company's total liabilities exceeded its total assets by $34,536,000. This situation has resulted from the Company's decision to place GlobalFirst and Mediatel into voluntary liquidation. This decision precipitated the write-off of $152,214,000 in goodwill related to the acquisitions of the respective companies. The net liabilities of GlobalFirst and Mediatel ($47,289,000) have remained on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. The Company expects the liquidation to discharge the liabilities. If the net liabilities of GlobalFirst and Mediatel had been excluded from the June 30, 1999 balance sheet, the Company would have had a stockholders' equity balance of $12,753,000.

Since June 30, 1999, the Company has received commitments for the purchase of additional shares of common stock and warrants in the amount of $27,000,000, of which $10,933,000 had been received as of the report date. The balance of the commitment will be received in October and November 1999. Management has prepared projections which reflect cash requirements through the end of Fiscal 2000 amounting to $12,000,000 to $16,000,000. The Company anticipates that the funds committed will be sufficient to fund its operations through June 30, 2000.

Acquisition of NKA Communications

Subsequent to the date of the report, the Company completed the acquisition of all of the outstanding common stock of NKA Communications Pty., Ltd. ("NKA"), an Australian IP telephony company, for consideration valued at approximately $3,558,000. Consideration paid for NKA consisted of 1,500,000 shares of Clariti common stock, of which 350,000 shares are being held in escrow until certain revenue and gross margin targets are achieved by NKA over a 24-month period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 18, 1998, the Company, with the approval of its board of directors, engaged the accounting firm of PricewaterhouseCoopers LLP ("PwC") as independent accountants for the Company for the year ending June 30, 1999. The work of Cogen Sklar LLP ("Cogen Sklar") was terminated coincident with the engagement of PwC. During the fiscal periods ended June 30, 1998 and July 31, 1997, and the quarter ended September 30, 1998, there were no disagreements with Cogen Sklar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cogen Sklar would have caused them to make reference thereto in their report on the financial statements for such periods, or any reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). Cogen Sklar's report on the financial statements for the last two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Cogen Sklar furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Cogen Sklar's letter to the SEC, dated December 22, 1998, is included as Exhibit 16.1 to this Form 10-KSB.

     On September 7, 1999 PwC resigned as the Company's independent accountants. PwC's decision to resign was their own. Their decision to resign was made with no prior notice given to the Company. The Company engaged PwC on December 18, 1998 to audit its consolidated financial statements for the year ending June 30, 1999. As a result, PwC has not reported on the Company's consolidated financial statements. PwC has audited the consolidated financial statements of GlobalFirst for the years ended June 30, 1998 and 1997. GlobalFirst was acquired by the Company on December 8, 1998 in a transaction accounted for as a reverse acquisition. GlobalFirst's audited financial statements for the years ended June 30, 1998 and 1997, including PwC's report thereon, were filed as an exhibit to a Form 8-K/A filed by the Company on February 22, 1999. PwC's report on such financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. PwC also has audited the consolidated financial statements of Mediatel for the year ended June 30, 1998. Mediatel was acquired by the Company on March 16, 1999. Mediatel's audited financial statements, including PwC's report thereon, were filed as an exhibit to a Form 8-K/A filed by Registrant on June 1, 1999. PwC's report on such financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the incomplete audit of the Company's consolidated financial statements for the year ended June 30, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such period. In connection with the audits of GlobalFirst and Mediatel referred to above, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such periods. PwC informed the Company that they had resigned because, in their opinion, internal controls necessary to develop reliable financial statements for the year ended June 30, 1999 for its recently acquired United Kingdom subsidiaries, GlobalFirst and Mediatel, were not adequate at the time of their resignation. PwC expressed concern regarding the ability of GlobalFirst and Mediatel to ensure the adequate prevention and detection of fraud with respect to cash collections, properly allocate cash receipts to customer accounts, properly record sales, properly record fixed assets, and properly record compensation to employees and directors. PwC expressed no such concerns regarding internal controls over the Company or other subsidiary operations. The Company acquired GlobalFirst on December 8, 1998. On February 3, 1999, Registrant sold Telnet, a wholly owned subsidiary of GlobalFirst whose operations comprised the vast majority of GlobalFirst's revenues and expenses for the years ended June 30, 1998 and 1997. A portion of the internal control issues cited by PwC relate to Telnet, a business owned by the Company for a period of less than two months. In spite of the fact that the Company had owned GlobalFirst for only nine months at the time of PwC's resignation (seven months as of June 30, 1999) and Mediatel for only six months at the time of PwC's resignation (three months as of June 30, 1999), the Company has undertaken initiatives to improve internal controls over the remaining operations of GlobalFirst and Mediatel, including a substantial overhaul of the senior management team. Specifically, the Company has hired a new Managing Director for all of its European operations and has replaced the GlobalFirst Finance Director with a Chartered Accountant. The Company authorized PwC to respond fully to the inquiries of the successor accountant, when engaged, concerning the internal control issues. The Company requested that PwC furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. PwC's response provided some clarifying comments. A copy of PwC's letter to the SEC, dated September 22, 1999, is included as Exhibit 16.2 to this Form 10-KSB.

     The Company re-engaged Cogen Sklar as its independent accountants on September 13, 1999. Cogen Sklar engaged another independent accounting firm based in the United Kingdom, Morison Stoneham, to assist it in the audit of the Company's United Kingdom subsidiaries. Cogen Sklar had previously been the Company's independent accountants for fiscal years ended in 1992 through 1998. As such, the Company has within the last two years consulted Cogen Sklar regarding the application of accounting principles to transactions included in the Company's audited financial statements for years ended prior to 1999 and the type of audit opinion to be rendered on the Company's audited financial statements for fiscal years ended prior to 1999. For the year ended June 30, 1999, the Company has not consulted with Cogen Sklar regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's June 30, 1999 financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. In a Form 8-K filed on September 13, 1999, the Company disclosed that its previous accountants, PwC, had resigned because, in its opinion, internal controls necessary to develop reliable financial statements for the year ended June 30, 1999 for the Company's recently acquired United Kingdom subsidiaries are not adequate at the time of their resignation.

     The Company advised Cogen Sklar of the internal control issues cited by PwC. Cogen Sklar has provided the Company with no oral or written comments regarding such issues. The Company requested Cogen Sklar to review the disclosures made in this Form 10-KSB and provide it with a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made in this Form 8-K. Cogen Sklar has advised the Company that it will have no such comments to provide and therefore does not plan to provide such a letter.


                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required to be disclosed in Item 9 will be provided in an amendment to this Form 10-KSB within 120 days of the end of the Company's fiscal year.



ITEM 10.     EXECUTIVE COMPENSATION

     Information required to be disclosed in Item 10 will be provided in an amendment to this Form 10-KSB within 120 days of the end of the Company's fiscal year.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required to be disclosed in Item 11 will be provided in an amendment to this Form 10-KSB within 120 days of the end of the Company's fiscal year.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required to be disclosed in Item 9 will be provided in an amendment to this Form 10-KSB within 120 days of the end of the Company's fiscal year.

                                 PART IV


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (a)
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited. (b)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.5   Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (d)
2.6   Share Exchange Agreement for the Acquisition of NKA Communications Pty.
      Ltd. *
3.1   Articles of Incorporation (e)
3.2   Bylaws (e)
10.1  Employment Agreement with James M. Boyd, Jr. (f)
10.4  Employment Agreement with David C. Bryan (f)
10.5  Employment Agreement with Michael P. McAndrews (f)
10.6  Employment agreement with Ronald R. Grawert *
10.7  Employment agreement with Joseph A. Smith *
10.8  Employment agreement with Daniel P. McDuffie *
16.1  Letter on change in certifying accountant (g)
16.2  Letter on change in certifying accountant (h)
21.1  Principal subsidiaries of the Registrant
      (i) Global Telecommunications of Delaware, Inc. (100% owned - incorporated in Delaware))
      (ii)  Clariti Digital Paging, Inc. (100% owned - incorporated in
            Delaware)
      (iii) GlobalFirst Holdings Limited (100% owned - incorporated in United Kingdom)
      (iv) Mediatel Global Communications Limited (100% owned - incorporated in United Kingdom)
      (v)   MegaHertz-NKO, Inc. (100% owned - incorporated in Delaware)
27.1  Financial data schedule *

Incorporated by reference to the following documents previously filed by the
Company:

(a) Form 8-K filed December 23, 1998 (earliest event reported Dec. 8, 1998)
(b) Form 8-K filed February 18, 1999
(c) Form 8-K filed March 26, 1999
(d) Form 8-K filed May 24, 1999
(e) Annual Report on Form 10-KSB for the period ended July 31, 1990
(f) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997
(g) Form 8-K filed December 23, 1998 (earliest event reported Dec. 18, 1998)
(h) Amendment No. 1 to Form 8-K filed on September 23, 1999

Reports on Form 8-K

The Company filed the following Forms 8-K during the quarter ended June 30, 1999.

(a) The Company filed a Form 8-K/A on April 19, 1999. The report amended the Form 8-K filed on February 18, 1999 by including the required pro forma financial information related to the sale of Telnet.

(b) The Company filed a Form 8-K on May 24, 1999.  The report disclosed in
    Item 2 that it had acquired MegaHertz-NKO on May 7, 1999.

(c) The Company filed a Form 8-K/A on June 1, 1999. The report amended the Form 8-K filed on March 26, 1999 by including the required financial statements and pro forma financial information related to the acquisition of Mediatel.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                             By:  /s/ Peter S. Pelullo
                                  ------------------------
                                    Peter S. Pelullo
                                    Chairman and President

Dated: October 13, 1999

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
----------------------        --------------------------    ------------------

/s/ Peter S. Pelullo          Chairman of the Board and      October 13, 1999
----------------------        President
  Peter S. Pelullo


/s/ Ronald R. Grawert         Chief Executive Officer        October 13, 1999
----------------------        and Director
  Ronald R. Grawert


/s/ James M. Boyd, Jr.        Vice President of Finance      October 13, 1999
----------------------        and Chief Accounting
  James M. Boyd, Jr.          Officer


/s/ John N. D'Anastasio       Director                       October 13, 1999
----------------------
  John N. D'Anastasio


/s/ Robert J. Sannelli        Director                       October 13, 1999
---------------------
  Robert J. Sannelli

/s/ Abe Carmel                Director                       October 13, 1999
---------------------
  Abe Carmel