Form 10KSB/A
period 1999-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-10-28
CIK 941814

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

Changes in Securities and Use of Proceeds
-----------------------------------------
     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the period covered by this Form 10-KSB that were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-QSB.

                                                  Number           Total
    Date                  Name                   of Shares     Consideration
------------   ------------------------------   ------------   -------------
April 1999     Epicon Asset Management            300,000        $  375,000
May 1999       MegaHertz Communications Corp.   1,671,600(a)     $4,963,000
May 1999       NKO, Inc.                        1,688,400(a)     $5,012,000
May 1999       Doron Nevo                         140,000(a)     $  416,000
May 1999       Certain employees of
               MegaHertz-NKO, Inc.(b)             980,000(a)     $2,909,000

(a) These shares were issued in consideration for the Company's acquisition of all of the outstanding common stock of MegaHertz-NKO, Inc. The value of the consideration was based on the Company's closing stock price of $2.96875 per share as quoted on the over the counter bulletin board on May 7, 1999, the date of the acquisition.
(b) These shares have been designated for employees of MegaHertz-NKO, Inc.; however, the names of such individuals have not yet been determined.

The security issuances set forth above are exempt from registration with the Securities and Exchange Commission pursuant to Regulation S as transactions with non-U.S. persons or Section 4(2) as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated individuals who were fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities, if any, for general corporate purposes and working capital needs of its subsidiaries.

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

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, current ages and positions of all current directors (including their term of service) and executive officers of the Company and their current positions in the Company:

                                   Current Position(s)           Director
Name                     Age         with Company                  Since
--------------------     ---     -------------------------     -------------

Peter S. Pelullo         47      President, Chairman of          June 1989
                                 the Board, Chief Financial
                                 Officer and Director

Ronald R. Grawert        50      Chief Executive Officer and     October 1999
                                 Director

Joseph A. Smith          45      Executive Vice President
                                 and Chief Operating Executive

Daniel B. McDuffie       35      Senior Vice President

James M. Boyd, Jr.       43      Vice President of Finance
                                 and Chief Accounting
                                 Officer

Ernest J. Cimadamore     37      Secretary

Louis C. Golm            58      Vice Chairman of the Board     April 1999
                                 and Director

John N. D'Anastasio      51      Director                       June 1991

Robert J. Sannelli       54      Director                       June 1991

Michael H. Jordan        63      Director                       October 1999

Chester John Hunt        30      Director                       October 1999

Hans Georg Hinderling    55      Director                       October 1999

Abraham Carmel           66      Director                       October 1999

     All current directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

     A brief description of the business experience during the past five years or more of each director and executive officer of the Company is as follows:

     Peter S. Pelullo became President, Chief Executive Officer and Chief Financial Officer of the Company in 1991, and was appointed the Company's Chairman of the Board in 1995. In October 1997, Mr. Pelullo relinquished the title of President of the Company with the appointment of Michael P. McAndrews to that position. In December 1998, Mr. Pelullo was re-appointed President of the Company when Mr. McAndrews became President of Clariti's Wireless Messaging Division. In June 1999, Mr. Pelullo relinquished the title of Chief Executive Officer of the Company with the appointment of Ronald R. Grawert to that position. Mr. Pelullo remains Chairman of the Board, President and Chief Financial Officer of the Company.

     Ronald R. Grawert was appointed Chief Executive Officer of the Company in June 1999 and was elected a director in October 1999. From 1997 to 1999, Mr. Grawert served as President and Chief Executive Officer of Mobilemedia Communications, Inc., one of the largest paging companies in the U.S. From 1993 to 1997, Mr. Grawert served as Executive Vice President of GTE Mobilnet, one of the largest cellular carriers in the U.S.

     Joseph A. Smith was appointed Executive Vice President of the Company in February 1999 and was also appointed Chief Operating Executive in August 1999. From 1994 to 1999 Mr. Smith served as Group Executive Vice President of Metromedia International, Ltd., a worldwide telecommunications company, where he had senior responsibility for both paging and wireless local loop operations in a variety of foreign countries.

     Daniel B. McDuffie was appointed Senior Vice President, Telecom Operations in January 1999. From 1997 to 1998, Mr. McDuffie was Chief Executive Officer of Interoute Telecom, the U.S. subsidiary of Interoute Communications Group, London, a worldwide telecommunications company. From 1996 to 1997, Mr. McDuffie was Vice President of Business Development for iTelsa, a facilities-based prepaid telephone card firm. From 1994 to 1996, Mr. McDuffie was a consultant to facilities-based carriers.

     James M. Boyd, Jr. was appointed Vice President of Finance and Chief Accounting Officer in February 1997. From 1981 to 1997, Mr. Boyd worked in several financial management roles with Sun Company, Inc., a petroleum refining and marketing company. Mr. Boyd is a certified public accountant.

     Ernest J. Cimadamore has been Secretary and an employee of the Company since 1990.

     Louis C. Golm was elected a director of the Company and Vice Chairman of the Board in April 1999. Mr. Golm retired from AirTouch International and AirTouch Corporation in 1999, at which time he was serving as President of AirTouch International and Vice President of AirTouch Corporation., one of the largest cellular and paging providers in the U.S. From 1994 to 1997, Mr. Golm was President and Chief Executive Officer of AT&T - Japan, a subsidiary of AT&T, one of the largest communications companies in the world. Mr. Golm is currently a director of Digital Link Corporation and has been nominated to serve as a director of SBS Technologies, Inc.

     John N. D'Anastasio has been the President of D'Anastasio Corp., a real estate development company, since 1986.

     Robert J. Sannelli has served since 1986 as director of operations and Vice President of D'Anastasio Corp., a real estate development company of which John D'Anastasio is President.

     Michael H. Jordan was elected a director of the Company in October 1999. Mr. Jordan currently serves as Chairman of Luminant Worldwide Corporation, a provider of internet and electronic commerce professional services, and Chairman of eOriginal, Inc., an electronic commerce company. On December 31, 1998, Mr. Jordan retired as the Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation), positions he had held since July 1993. Mr. Jordan currently serves on the boards of directors of Dell Computer Corporation, Aetna Inc., MarketWatch.com, and WireBreak Networks, Inc. In addition, he is Chairman of The College Fund/UNCF, Chairman of the Policy Board of the Americans for the Arts, and is a member of the President's Export Council and the U.S.-Japan Business Council.

     Chester John Hunt was elected a director of the Company in October 1999. Mr. Hunt has been a director and Chief Executive Officer of Hippo Holdings Limited, a designer and manufacturer of golf equipment in the United Kingdom and Europe, since 1996. From 1994 to 1996, Mr. Hunt held sales management positions with Automotive Financial Group Limited, an automotive sales business in the United Kingdom.

     Hans Georg Hinderling was elected a director of the Company in October 1999. Mr. Hinderling has been practicing law at his own law firm in Switzerland since 1981.

     Abraham Carmel was elected a director of the Company in October 1999. Since 1994, Mr. Carmel has been President and owner of Carmel Associates, an investment banking firm. Mr. Carmel is Chief Operating Officer and a director of Atlantic Communications International, Ltd., a significant shareholder in the Company. Mr. Carmel is also a director of Datawave Systems, Inc. and Sports Prize Entertainment, Inc.

Significant Employees

     Michael McAndrews has been President of Clariti's Wireless Messaging Division since December 1998. From October 1997 to December 1998, Mr. McAndrews was President of the Company. Prior to joining Clariti and since 1992, Mr. McAndrews had been in several senior marketing positions in Motorola's Two-Way Paging and Cellular Phone divisions. During his tenure at Motorola, Mr. McAndrews helped conceive and develop a number of wireless communications products, including the StarTAC TM cellular phone and the PageWriter TM 2000 two-way pager. Mr. McAndrews also spent several years in charge of Motorola's cellular phone marketing activities for Japan.

     David Bryan has been Senior Vice President and Chief Operating Officer of Clariti's Wireless Messaging Division since December 1998. From July 1997 to December 1998, Mr. Bryan was the Company's Senior Vice President and Chief Operating Officer. Prior to joining Clariti, Mr. Bryan spent 18 years with General Atronics Corporation ("GAC"), a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products. In his most recent position, Mr. Bryan was GAC's Director of Business Development.

     Frank Fernandez has been Vice President of Engineering for Clariti's Wireless Messaging Division, managing the Florida Engineering Center since May 1998. Prior to joining Clariti, Mr. Fernandez spent 15 years with Motorola, most recently as a senior engineering manager in Motorola's paging division where he was responsible for technology programs with Microsoft, the Palm Computing Division of 3Com, and a number of other Silicon Valley firms. He also directed Motorola's initiatives into a variety of new wireless applications, including in-vehicle solutions such as "CreataLink" and was the engineering program manager for the PageWriter TM 2-way pager development team, a product that won numerous industry awards.

ITEM 10.     EXECUTIVE COMPENSATION

     In June 1998, the Company changed its fiscal year end from July 31 to June
30. As a result, all data presented under Item 10, Executive Compensation, are for the 12 months ended June 30, 1999 ("Fiscal 1999"), the 11 months ended June 30, 1998 ("Fiscal 1998") and the 12 months ended July 31, 1997 ("Fiscal 1997").

     The following table sets forth compensation paid or accrued during Fiscal 1999, Fiscal 1998 and Fiscal 1997 to the Company's Chief Executive Officers during Fiscal 1999, the most highly compensated executive officers whose total annual salary and bonus earned them more than $100,000 during Fiscal 1999, and two individuals who were among the highest paid employees for Fiscal 1999 (collectively, the "Named Executives").

                          SUMMARY COMPENSATION TABLE
                                                          Long-Term
                                                        Compensation
                                                            Awards
                                                       ---------------
                                                               Secur-
                                                               ities
                                  Annual      Other    Restr-  Under-    All
                      Fiscal   Compensation   Annual   icted   lying    Other
    Name and           Year   --------------  Compen-  Stock   Options  Compen-
    Principal          Ended  Salary  Bonus   sation   Awards  /SARs    sation
   Position(s)          In    ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
--------------------  ------  ------  ------  -------  ------  -------  -------
Peter S. Pelullo       1999   634(a)     85     33(d)       -       -      -
Chairman of the        1998   506(b)      -     28(d)       -     200     49(e)
Board and President    1997   581(c)      -     29(d)   2,500     250      -

Ronald R. Grawert      1999    12(f)     75      -          -   5,000      -
Chief Executive
Officer

James M. Boyd, Jr.     1999   110(g)      1      7(g)      12      11      -
Vice President of      1998    90(h)      -      6(h)       -      60      -
Finance and Chief      1997    44         -      3(i)       -      25      -
Accounting Officer

Michael P. McAndrews   1999   253(j)      -     15(j)       -     100      -
President, Clariti     1998   186(k)      -      8(k)       -     750     58(l)
Wireless Messaging

David C. Bryan         1999   143(m)      -      7(m)       -       -      -
Sr. Vice President     1998   116(n)      -      6(n)       -     150      -
and Chief Operating    1997     5         -      -          -     350      -
Officer, Clariti
Wireless Messaging

(a) During Fiscal 1999, Mr. Pelullo was paid a salary of $572,000, including $24,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $76,000 for unused vacation pay. As of June 30, 1999, accrued but unpaid compensation due Mr. Pelullo was $10,000.

(b) During Fiscal 1998, Mr. Pelullo was paid a salary of $471,000, including $17,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $28,000 for unused vacation pay. As of June 30, 1998, accrued but unpaid compensation due Mr. Pelullo was $24,000.

(c) During Fiscal 1997, Mr. Pelullo was paid a salary of $480,000, including $22,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $106,000 for his accumulated but unpaid vacation pay since the inception of his employment contract with the Company. As of July 31, 1997, accrued but unpaid compensation due Mr. Pelullo was $17,000.

(d) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):
                                        Fiscal      Fiscal      Fiscal
                                         1999        1998        1997
                                       --------    --------    --------
        Auto expense                     $16         $13         $16
        Travel allowance                   5           5           5
        Health benefits                    9           7           8
        Insurance benefits                 3           3           -
                                       -------     -------     -------
        Totals                           $33         $28         $29
                                       -------     -------     -------

(e) During Fiscal 1997, the Company retired the remaining 97,000 shares of its Series C preferred stock, which had been received by Mr. Pelullo in lieu of salaries payable in preceding years. The Company redeemed such shares for $536,000, of which $49,000 was reflected as additional compensation to Mr. Pelullo pursuant to the terms of the Series C preferred stock agreement.

(f) During Fiscal 1999, Mr. Grawert was paid a salary of $7,000. As of June 30, 1999, accrued but unpaid compensation due Mr. Grawert was $5,000.

(g) During Fiscal 1999, Mr. Boyd was paid a salary of $109,000, including $2,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. Boyd was $4,000. Other annual compensation for Mr. Boyd during Fiscal 1999 consisted of $7,000 for health benefits.

(h) During Fiscal 1998, Mr. Boyd was paid salaries of $88,000. As of June 30, 1998, accrued but unpaid compensation due Mr. Boyd was $2,000. Other annual compensation for Mr. Boyd during Fiscal 1998 consisted of $6,000 for health benefits.

(i) Other annual compensation for Mr. Boyd during Fiscal 1997 consisted of $3,000 for health benefits.

(j) During Fiscal 1999, Mr. McAndrews was paid salaries of $257,000, including $9,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. McAndrews was $5,000. Other annual compensation for Mr. McAndrews during Fiscal 1999 consisted of $7,000 for health benefits, $5,000 for auto expense and $3,000 for insurance benefits.

(k) During Fiscal 1998, Mr. McAndrews was paid salaries of $177,000. As of June 30, 1998, accrued but unpaid compensation due Mr. McAndrews was $9,000. Other annual compensation for Mr. McAndrews during Fiscal 1998 consisted of $5,000 for health benefits and $3,000 for insurance benefits.

(l) During Fiscal 1998, the Company paid moving and relocation expenses of $44,000 on behalf of, or directly to, Mr. McAndrews. As of June 30, 1998, accrued but unpaid moving and relocation costs due Mr. McAndrews were $14,000, which were paid in Fiscal 1999.

(m) During Fiscal 1999, Mr. Bryan was paid salaries of $139,000, including $3,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. Bryan was $7,000. Other annual compensation for Mr. Bryan during Fiscal 1999 consisted of $7,000 for health benefits.

(n) During Fiscal 1998, Mr. Bryan was paid salaries of $113,000. As of June 30, 1998, accrued but unpaid compensation due Mr. Bryan was $3,000. Other annual compensation for Mr. Bryan during Fiscal 1998 consisted of $6,000 for health benefits.

 The following table provides information regarding stock options granted to the Named Executives during Fiscal 1999:

                                  Option/SAR Grants
                                  Individual Grants
                           For the Year Ended June 30, 1999

                       Number of
                       Securities     % of Total
                       Underlying    Options/SARs
                      Options/SARS    Granted to     Exercise or
                       Granted(a)    Employees in    Base Price    Expiration
        Name             (#000)       Fiscal Year    ($/Share)        Date
--------------------  ------------   ------------   -----------   -------------
Ronald R. Grawert       5,000(b)         76%          $2.7813     Jun. 16, 2009

Joseph A. Smith           300(c)          5%          $2.0000     Feb. 15, 2009

Daniel B. McDuffie        300(d)          5%          $2.7500     Jan. 03, 2009

James M. Boyd, Jr.         10             0%          $2.0938     Feb. 10, 2009
                            1             0%          $2.1250     Feb. 24, 2009

Michael P. McAndrews      100             2%          $2.1250     Oct. 01, 2008


(a) The securities underlying all options issued during Fiscal 1999 consist of the Company's common stock.

(b) Of Mr. Grawert's options, 1,750,000 vested upon his employment by the Company. An additional 1,750,000 options will vest on June 16, 2000 and the remaining 1,500,000 options will vest on June 16, 2001, if Mr. Grawert is still employed by the Company on such dates.

(c) Of Mr. Smith's options, 100,000 vested upon his employment by the Company. An additional 100,000 options will vest on February 15, 2000 and the remaining 100,000 options will vest on February 15, 2001, if Mr. Smith is still employed by the Company on such dates.

(d) Of Mr. McDuffie's options, 75,000 vested upon his employment by the Company. An additional 100,000 options will vest on January 3, 2000 and the remaining 125,000 options will vest on January 3, 2001, if Mr. McDuffie is still employed by the Company on such dates.

     The following table provides information regarding exercised/unexercised stock options held by the Named Executives:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                      For the Year Ended June 30, 1999

                                                    Number of
                                                    Securities
                                                    Underlying
                                                    Unexercised     Value of
                                                   Options/SARs    Unexercised
                                                    At Fiscal      In-the-Money
                          Shares                     Year End      Options/SARS
                       Acquired on       Value     Exercisable/     at Fiscal
                         Exercise      Realized    Unexercisable    Year End(a)
Name                      (#000)        ($000)        (#000)          ($000)
--------------------    -----------    --------    ------------    ------------
Peter S. Pelullo            0             0             950/            341/
                                                          0               0

Ronald R. Grawert           0             0           1,750/            164/
                                                      3,250             305

James M. Boyd, Jr.          0             0              96/            111/
                                                          0               0

Ernest J. Cimadamore        0             0              50/             77/
                                                          0               0

Michael P. McAndrews        0             0             650/            721/
                                                        200             175

David C. Bryan              0             0             300/            361/
                                                        200/            175


(a) Calculated on the basis of the fair market value of the Company's common stock of $2.875 per share as of June 30, 1999, minus the exercise price.

Compensation Plans

    With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 1999 and Fiscal 1998, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Cash Compensation" above, except as noted below.


Employment Contracts and Termination Arrangements

     The Company has maintained an employment agreement with Peter S. Pelullo, Chairman and President of the Company (the "Chairman"), since April 1991. The Chairman's employment agreement, as periodically amended (the "Agreement"), expires in May 2008 unless earlier terminated. In accordance with the terms of the Agreement, the Executive is entitled to an initial base salary of $250 thousand per year, increasing 10% per year cumulatively. Effective July 22, 1996, the Company's Board of Directors authorized a 15% increase in the Chairman's salary. In addition, the Agreement provides for an annual bonus to be paid to the Chairman equal to 10% of pretax income, an automobile allowance, health insurance and other benefits generally available to the Company's executives. The Agreement also provides that, upon termination of the Chairman by the Company without cause or the Chairman's resignation for "Good Reason" as defined in the Agreement, the Chairman will be entitled to receive his base salary plus executive bonuses prescribed by the Agreement for the longer of four years or the remaining term of the Agreement. In addition, the Company shall maintain in full force and effect, for the longer of four years or the remaining term of the Agreement, all employee benefit plans and programs in which the Chairman was entitled to participate immediately prior to termination or resignation for Good Reason. Independent of his employment agreement, during Fiscal 1999, the Company's Board of Directors authorized the payment to Mr. Pelullo of a cash bonus of $85,000 for his work related to securing the $20,000,000 investment in the Company by Chadwell Hall Holdings, Ltd.

     Effective June 21, 1999, the Company hired Ronald R. Grawert as its Chief Executive Officer and agreed to pay him a signing bonus of $75,000 and a base salary of $400,000 per year increasing 8%, 9% and 10% cumulatively for each of the next three years, plus certain fringe benefits. Mr. Grawert's employment contract also provides for annual cash bonuses equal to 20% of his base salary for Fiscal 2000, and 50% of his base salary in Fiscal 2001 and Fiscal 2002. Payment of the bonuses is subject to achievement of certain performance objectives and milestones. In addition, the Company issued to Mr. Grawert options to purchase 5,000,000 shares of common stock at a price of $2.7812 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. Mr. Grawert's employment contract also provides that, upon termination by the Company without cause or Mr. Grawert's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 12 months plus a prorated bonus.

     Effective February 15, 1999, the Company hired Joseph A. Smith as Executive Vice President and agreed to pay him a base salary of $245,000 per year increasing 8% on the second anniversary, plus certain fringe benefits. In addition, the Company issued to Mr. Smith options to purchase 300,000 shares of common stock at a price of $2.00 per share, the market price as of the date of grant. The options vest over a two-year period and remain in effect for ten years from the date of the grant. Mr. Smith's employment contract also provides that, upon termination by the Company without cause or Mr. Smith's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 12 months.

     Effective January 1, 1999, the Company hired Daniel B. McDuffie as Senior Vice President and agreed to pay him a base salary of $175,000 per year increasing 7% on the first anniversary and 8% on the second anniversary, plus certain fringe benefits. In addition, the Company issued to Mr. McDuffie options to purchase 200,000 shares of common stock at a price of $2.75 per share, the market price as of the date of grant. The options vest over a two-year period and remain in effect for ten years from the date of the grant. Mr. McDuffie's employment contract also provides that, upon termination by the Company without cause or Mr. Smith's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 6 months.

     Effective October 1, 1997, the Company hired Michael P. McAndrews as its President. In connection with the Company's acquisition of GlobalFirst, Mr. McAndrews resigned as President of the Company and was named President of Clariti Wireless Messaging, Inc., a wholly owned subsidiary of the Company that assumed operational responsibility for development of the Company's digital voice messaging technology. Pursuant to Mr. McAndrews' employment agreement, the Company agreed to pay him $240 thousand per year increasing 9%, 10% and 10% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued to Mr. McAndrews options to purchase 500 thousand shares of common stock at a price of $2.00 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. Mr. McAndrews also is entitled to annual bonus options to purchase a minimum of 100 thousand shares of common stock at the market price on or around the anniversary date of the agreement. The bonus options vest immediately upon grant and remain in effect for ten years from the date of the grant.

     Effective July 14, 1997, the Company hired David C. Bryan as its Senior Vice President and Chief Operating Officer. In connection with the Company's acquisition of GlobalFirst, Mr. Bryan resigned as Senior Vice President and Chief Operating Officer of the Company and was named Senior Vice President and Chief Operating Officer of Clariti Wireless Messaging, Inc., a wholly owned subsidiary of the Company that assumed operational responsibility for development of the Company's digital voice messaging technology. Pursuant to his employment agreement, the Company agreed to pay Mr. Bryan $125,000 per year increasing 5%, 6% and 7% cumulatively for each of the next three years, plus certain fringe benefits. Effective October 1, 1998, the Company authorized a 6.7% increase in the Mr. Bryan's's salary to $141,000. In addition, the Company issued Mr. Bryan options to purchase 350 thousand shares of common stock at a price of $2.00 per share, the market price as of the date of the commencement of his employment. The options vest over a three-year period and remain in effect for ten years from the date of the grant.

     Effective February 10, 1997, the Company hired James M. Boyd, Jr. as its Vice President of Finance and Chief Accounting Officer. The Company agreed to pay Mr. Boyd $90 thousand per year for three months increasing to $95 thousand per year after the three months and increasing 5%, 6% and 7% cumulatively and respectively for each of the three years, plus certain fringe benefits. In February 1999, the Company authorized a 15% increase in Mr. Boyd's salary to $115,000. Pursuant to his employment agreement, the Company also issued to Mr. Boyd 5,000 shares of the Company's restricted common stock in February 1999 after Mr. Boyd completed two years of service with the Company. Additionally, the Company issued to Mr. Boyd options to purchase 25,000 shares of common stock at $2.4375 per share, the market price as of the date of the commencement of his employment, and minimum options after each year of employment to purchase 10,000 shares of common stock at the market price on the anniversary date of the agreement. The options remain in effect for ten years from the date of the grant. Independent of his employment agreement, during Fiscal 1999, the Company paid Mr. Boyd a cash bonus of $1,000 and issued to Mr. Boyd options to purchase 1,000 shares of common stock at $2.125 per share, the market price as of the date of the grant, for his work related to the acquisition of GlobalFirst.

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

Compensation of Directors

     Outside directors receive payments of $1,000 per month plus $500 per director's meeting attended and reasonable costs and expenses of travel and lodging for attendance at director's meetings.

     During Fiscal 1999, The Lord Simon Clanmorris was elected to the Company's Board of Directors; however, he resigned in October 1999 for medical reasons. Lord Clanmorris received options to purchase 100,000 shares of the Company's common stock at a price of $2.75 per share, the market price on the date of the grant. As a result of his resignation from the Board of Directors, such options expire on November 6, 1999.

     In connection with their election to the Company's board of directors in Fiscal 1999, directors Golm and Jordan each received options to purchase 900,000 shares of the Company's common stock at a price of $2.13 and $2.96 per share, respectively, the market prices on the dates of the grants. The options vest over a three-year period and remain in effect for ten years from the date of the grant.

     In connection with their election to the Company's board of directors in Fiscal 1999, directors Hunt, Hinderling and Carmel each received options to purchase 100,000 shares of the Company's common stock at a price of $2.96 per share, the market price on the date of the grant. The options remain in effect for ten years from the date of the grant.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 16, 1999, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                     Amount and
                                     Nature of
                                     Beneficial
                                     Ownership    Title of    Percent of
Name and Address                       (#000)       Class      Class (a)
----------------------------         ----------   ---------   ----------
Chadwell Hall Holdings, Ltd.          76,572(b)    Common       61.1%
8-10 Lampton Road
Hounslow, Middlesex
TW3 1JL United Kingdom

Atlantic Communications               36,548(c)    Common       29.2%
International, Ltd.
Suite 202 Beaumont House
Bay Street
Nassau, Bahamas

ABC Corporation                       25,333(d)    Common        4.7%
Apartado 87-1371
Calle Aquilino De La Guardia
No,  8  Panama

Peter S. Pelullo                       5,950(e)    Common        4.7%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Ronald R. Grawert                      1,750(f)    Common        1.4%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

James M. Boyd, Jr.                       101(g)    Common        0.1%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Ernest J. Cimadmore                       50(h)    Common        0.0%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

                                     Amount and
                                     Nature of
                                     Beneficial
                                     Ownership    Title of    Percent of
Name and Address                       (#000)       Class      Class (a)
----------------------------         ----------   ---------   ----------
Michael P. McAndrews                     660(i)    Common        0.5%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

David C. Bryan                           404(j)    Common        0.3%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Louis C. Golm                            300(k)    Common        0.2%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

John N. D'Anastasio                      575(l)    Common        0.5%
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Robert J. Sannelli                       575(m)    Common        0.5%
4300 Haddonfield Road
Suite 111
Pennsauken, NJ  08109

Michael H. Jordan                        300(n)    Common        0.2%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Chester John Hunt                        100(o)    Common        0.1%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Hans Georg Hinderling                    100(p)    Common        0.1%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

Abraham Carmel                           568(q)    Common        0.5%
1735 Market Street
Suite 1300
Philadelphia, PA 19103

All officers and directors             12,719(r)    Common       9.7%
as a group (15 persons)

(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of September 16, 1999 (125,275,080 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of September 16, 1999 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Consists of shares held as nominee for approximately 113 persons, of which only Atlantic Communications International, Ltd. beneficially owns greater than 5% of the Company's outstanding shares (see note c below). Includes 1,116,095 and 467,727 shares owned as nominee for Mr. McDuffie and Mr. Carmel, respectively.

(c) Includes 24,319,072 shares of common stock held by Chadwell Hall Holdings, Ltd. as nominee holding company, which shares Atlantic Communications International, Ltd. has the power to vote and/or dispose of and 6,199,929 shares of common stock held by Corporate and Legal Nominees, Ltd. as nominee holding company, which shares Atlantic Communications International, Ltd. has the power to vote and/or dispose of.

(d) Includes (i) 6,666,666 shares of common stock (including 3,333,333 shares issuable upon currently exercisable warrants) held by ABC Corporation and
    (ii) 18,666,666 shares of common stock (including 9,333,333 shares issuable upon currently exercisable warrants) issuable to ABC Corporation against payment therefore pursuant to a Purchase Agreement dated September 27, 1999
   (the "Purchase Agreement").

(e) Includes 950,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(f) Represents 1,750,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(g) Includes 96,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(h) Represents 50,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(i) Includes 650,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(j) Includes 400,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(k) Represents 300,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(l) Includes 500,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(m) Includes 500,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(n) Represents 300,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(o) Represents 100,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days. Mr. Hunt is the son of the control person of ABC Corporation and is a board designee of ABC Corporation pursuant to the Purchase Agreement (see note d above).

(p) Represents 100,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(q) Includes 100,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days. Mr. Hinderling is a board designee of ABC Corporation pursuant to the Purchase Agreement (see note d above).

(r) Includes 5,971,000 shares of common stock that such persons have the right to acquire pursuant to stock options exercisable within 60 days.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November and December 1998, the Company issued a total of 11,428,500 shares of its common stock to Chadwell Hall Holdings Limited and its affiliates (together, "CHH") for $1.75 per share, or $20,000,000 cash. In December 1998, the Company issued to CHH 76,571,500 shares of its common stock in exchange for all of the outstanding common stock of GlobalFirst Holdings Limited ("GlobalFirst"), a wholly-owned subsidiary of CHH with telecommunications operations in the United Kingdom and Europe. The Company obtained a fairness opinion from an independent valuation firm regarding the acquisition of GlobalFirst. After these transactions were completed, CHH owned approximately 88,000,000 shares, or 75%, of the Company's outstanding common stock.

     As part of the GlobalFirst acquisition, the Company acquired Telnet Products and Services Limited ("Telnet"), which operated over 100 public call offices throughout Europe. In February 1999, the Company sold all of the outstanding capital stock of Telnet to CHH for $21,000,000, the estimated value of Telnet at the time it was acquired by Clariti in December 1998.
Consideration paid by CHH to Clariti consisted of a $21,000,000 note payable with a fixed interest rate of 4.62% payable within 10 days of demand by Clariti.

     In March 1999, Clariti acquired all of the outstanding capital stock of Mediatel Global Communications Limited ("Mediatel) from CHH for approximately $24,000,000. Consideration paid for Mediatel consisted of cancellation of the $21,000,000 note received upon the sale of Telnet, including accrued interest, and the issuance of a promissory note payable to CHH in the amount of $3,000,000 with a fixed interest rate of 6.5% payable in March 2000. In April 1999 Clariti prepaid $1,000,000 against the principal balance of the note payable to CHH. The Company obtained a fairness opinion from an independent valuation firm regarding the acquisition of Mediatel and sale of Telnet.

    In the ordinary course of business, GlobalFirst and Mediatel entered into various transactions with affiliates of CHH. A summary of such transactions, all of which were at arms length, is set out in Note 9 to the Company's consolidated financial statements for the year ended June 30, 1999 included herein.

     On October 11, 1999, at the request of the Company, each of the United Kingdom subsidiaries acquired from Chadwell Hall (the "UK Group Companies") filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation was undertaken because the Company concluded that the UK Group Companies could not pay their debts, including the advances made by Clariti to the UK Group Companies. A liquidator has been appointed and, subject to the provisions of United Kingdom law, will endeavor to liquidate the assets of the UK Group Companies.

     During Fiscal 1999, the Company authorized the issuance of common stock options to several of its directors and executive officers. Details of such issuances are set out above in the table "Option/SAR Grants, Individual Grants, for the Year Ended June 30, 1999" for executive officers and in the section "Compensation of Directors" for directors.

     In October 1997, the Company authorized the issuance of 500,000 common stock options to Mr. McAndrews in connection with his employment by the Company. The exercise price of such options is $2.00 per share, the market price on the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. In February 1998, the Company authorized the issuance of the following common stock options:
250,000 options to Mr. McAndrews; 150,000 options to Mr. Bryan; 100,000 options to Mr.Pelullo; 100,000 options to Mr. D'Anastasio; 100,000 options to Mr. Sannelli; 60,000 options to Mr. Boyd; and 50,000 options to Mr. Cimadamore. These options are exercisable at a price of $1.343 per share, the market price on the date of grant, and expire in February 2008. In May 1998, the Company authorized the issuance of the following common stock options: 100,000 options to Mr.Pelullo; 100,000 options to Mr. D'Anastasio; and 100,000 options to Mr. Sannelli. These options are exercisable at a price of $2.25 per share, the market price on the date of grant, and expire in May 2008.

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