Form 10KSB/A
period 1999-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-11-22
CIK 941814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-KSB/A-2
                                 ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

Recent Developments
-------------------
     On October 11, 1999, at the request of the Company, each of GlobalFirst, Mediatel and their respective United Kingdom subsidiaries (the "UK Group Companies") filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation was undertaken because the Company concluded that the UK Group Companies could not pay their debts, including the advances made by Clariti to GlobalFirst and Mediatel. A liquidator, has been appointed and, subject to the provisions of United Kingdom law, will endeavor to liquidate the assets of the UK Group Companies. As of June 30, 1999, the UK Group Companies had aggregate liabilities of $41,515,000 and aggregate assets of $9,102,000. Such liabilities include approximately $13,688,000 of secured indebtedness owed to the Company. Subsequent to June 30, 1999, the Company had advanced an additional $3,360,000 to Mediatel. The loss of this amount has been provided for in the statement of operations for Fiscal 1999. The Company has been advised that this indebtedness will constitute a priority claim under the voluntary liquidation process. As a result of the liquidation proceedings, the Company has terminated operations of the UK Group Companies.

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


Liquidity and Capital Resources
-------------------------------
     At June 30, 1999, the Company's total liabilities exceeded its total assets by $19,660,000. This situation has resulted from the Company's decision to place GlobalFirst and Mediatel into voluntary liquidation. This decision precipitated the write-off of $152,214,000 in goodwill related to the acquisitions of the respective companies. The net liabilities of GlobalFirst and Mediatel ($32,413,000) have remained on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. The Company expects such proceedings to discharge such liabilities. If the net liabilities of GlobalFirst and Mediatel had been excluded from the June 30, 1999 balance sheet, the Company would have had a stockholders' equity balance of $12,753,000.

     At June 30, 1999, the Company had a working capital deficit of $35,500,000 (including a cash balance of $3,284,000). As noted above, current liabilities include $32,413,000 in net liabilities of GlobalFirst and Mediatel on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. During Fiscal 1999, improvements to consolidated working capital included the sale of 2,800,000 shares of common stock to third party investors for proceeds of $4,875,000, net of commissions. However, this working capital improvement was more than offset by use of cash in operations and for advances to unconsolidated foreign subsidiaries during Fiscal 1999.

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


Bala Cynwyd, Pennsylvania
October 8, 1999
(except for Note 13, as to
which the date is October 12, 1999
and except for Note 14, as to
which the date is November 10, 1999)

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1999
                     (Dollars and Shares in Thousands)

              ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                       $   3,284
       Trade accounts receivable                             286
       Refundable taxes                                      408
       Prepaid expenses and other current assets             112
                                                       ---------
                                                           4,090

     PROPERTY AND EQUIPMENT, NET                           3,244
     INTANGIBLE ASSETS, NET                               12,596
                                                       ---------
     TOTAL ASSETS                                      $  19,930
                                                       =========

              LIABILITIES AND STOCKHOLDERS'EQUITY

     CURRENT LIABILITIES
       Accounts payable - trade                        $   4,653
       Accrued expenses and other current liabilities        524
       Note payable to related party                       2,000
       Excess of net liabilities over assets of
        unconsolidated subsidiaries                       32,413
                                                       ---------
     TOTAL LIABILITIES                                    39,590
                                                       ---------

              COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' DEFICIT

     COMMON STOCK
      $.001 par value; authorized 300,000 shares;
      issued and outstanding, 124,235 shares                 124
     WARRANTS OUTSTANDING                                  2,322
     ADDITIONAL PAID-IN-CAPITAL                          228,611
     ACCUMULATED DEFICIT                                (252,065)
     ACCUMULATED OTHER COMPREHENSIVE INCOME                1,348
                                                       ---------
     TOTAL STOCKHOLDERS' DEFICIT                        ( 19,660)
                                                       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $ 19,930
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


                                                  COMMON STOCK
                                     -------------------------------------
                                      NUMBER           WARRANTS    ADD'L.
                                        OF               OUT-     PAID-IN
                                      SHARES   AMOUNT  STANDING   CAPITAL
                                     -------   ------  --------  ---------
BALANCES, JUNE 30, 1998               23,697    $ 24    $1,843   $ 31,366
Year ended June 30, 1999:
  Common stock issued for cash        13,969      14         -     25,086
  Commission on sale of common stock       -       -         -    (   967)
  Exercise of common stock warrants      300       -    (  136)       511
  Common stock issued for:
    Acquisition of GlobalFirst        76,571      77         -    116,994
    Acquisition of MegaHertz-NKO       4,480       4         -     13,296
    Partial settlement of liability
     to Frontier                       5,000       5         -     11,245
    Commission on sale of common
     stock                               206       -         -          -
    Settlement with Former Chairman        7       -         -         18
    Accrued compensation                   5       -         -         12
  Sale of Telnet                           -       -         -     31,050
  Common stock warrants issued for
   expenses                                -       -       615          -
                                     -------    ----    ------   --------
BALANCES, JUNE 30, 1999              124,235    $124    $2,322   $228,611
                                     =======    ====    ======   ========


                                                     ACCUMULATED
                                                        OTHER
                                    ACCUMULATED     COMPREHENSIVE
                                      DEFICIT          INCOME
                                    -----------     -------------
BALANCES, JUNE 30, 1998              $( 31,653)       $      -
Year ended June 30, 1999:
  Net loss                            (220,412)              -
  Currency translation adjustment            -           1,348
                                     ---------        --------
BALANCES, JUNE 30, 1999              $(252,065)       $  1,348
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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill
--------
The Company amortizes goodwill on a straight-line basis over a 5-year period. Goodwill in the consolidated financial statements generally relates to acquisitions that were made during Fiscal 1999. Recoverability of such goodwill is evaluated based on the estimated expected future cash flows from the business operations of the companies acquired in relation to the net book value of the goodwill. As of October 11, 1999, the Company filed for voluntary liquidation for GlobalFirst, Mediatel and their respective subsidiaries and ceased operation of its International Telephony Services business. As a result, the Company wrote off all of the goodwill associated with these acquisitions (see Note 5).

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
                                 =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 4  EQUITY IN NET LIABILITIES OF UNCONSOLIDATED SUBSIDIARIES (continued)

Condensed Balance Sheet as of June 30, 1999

     Current assets              $  9,056
     Non-current assets                46
                                 --------
                                 $  9,102
                                 ========

     Current liabilities         $ 41,515
     Stockholders' deficit        (32,413)
                                 --------
                                 $  9,102
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

At June 30, 1999, the Company's total liabilities exceeded its total assets by $19,660,000. This situation has resulted from the Company's decision to place GlobalFirst and Mediatel into voluntary liquidation. This decision precipitated the write-off of $152,214,000 in goodwill related to the acquisitions of the respective companies. The net liabilities of GlobalFirst and Mediatel ($32,413,000) have remained on the Company's June 30, 1999 balance sheet because the voluntary liquidation proceedings were not initiated until October 11, 1999. The Company expects the liquidation to discharge the liabilities. If the net liabilities of GlobalFirst and Mediatel had been excluded from the June 30, 1999 balance sheet, the Company would have had a stockholders' equity balance of $12,753,000.

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


NOTE 14 - RECLASSIFICATION

A reclassification has been made to properly reflect the capitalization of certain liabilities owed to the Company's majority shareholder. The effect of this reclassification was to decrease current liabilities from $54,466,000 to $39,590,000 and to decrease total stockholders' deficit from $34,536,000 to $19,660,000. This reclassification also affects the condensed balance sheet of unconsolidated subsidiaries as disclosed in Note 4 and certain amounts derived from the balance sheet disclosed in Note 13.

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