Form 10QSB
period 1999-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 1999-11-22
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

   1735 Market Street, Mellon Bank Center Suite 1300, Philadelphia, PA 19103
   -------------------------------------------------------------------------
                  (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of November 8, 1999, there were 129,848,400 shares outstanding of $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    September 30, 1999 (unaudited) and
                    June 30, 1999 (audited)                      3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    three months ended September 30, 1999
                    and 1998 (unaudited)                         4

                    Consolidated Statement of Stockholders'
                    Equity for the three months ended
                    September 30, 1999 (unaudited)               5

                    Consolidated Statements of Cash Flows
                    for the three months ended
                    September 30, 1999 and 1998 (unaudited)     6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                      8-13

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                  14-17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            18

          Item 2.   Changes in Securities                      18-19

          Item 3.   Defaults Upon Senior Securities              19

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                             19

          Item 5.   Other Events                                 19

          Item 6.   Exhibits and Reports on Form 8-K           19-20

SIGNATURES                                                       21

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                 Sept. 30,         June 30,
                                                    1999             1999
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   7,377       $   3,284
  Trade accounts receivable                             324             286
  Refundable taxes                                        -             408
  Prepaid expenses and other current assets           1,103             112
                                                  ---------       ---------
                                                      8,804           4,090

PROPERTY AND EQUIPMENT, NET                           3,392           3,244
INTANGIBLE ASSETS, NET                               11,938          12,596
                                                  ---------       ---------
TOTAL ASSETS                                      $  24,134       $  19,930
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $   1,827       $   4,653
  Accrued expenses and other current liabilities      1,737             524
  Note payable to related party                           -           2,000
  Excess of net liabilities over assets of
   unconsolidated subsidiaries                            -          32,413
                                                  ---------       ---------
TOTAL LIABILITIES                                     3,564          39,590
                                                  ---------       ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 128,708 shares at
 September 30, 1999 and 124,235 at June 30, 1999        129             124
WARRANTS OUTSTANDING                                  6,227           2,322
ADDITIONAL PAID-IN-CAPITAL                          238,335         228,611
ACCUMULATED DEFICIT                                (224,104)       (252,065)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)      (     17)          1,348
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 20,570        ( 19,660)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  24,134       $  19,930
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               1999          1998
                                            ---------     ---------
REVENUE                                      $    318      $      -
COST OF REVENUE                                   188             -
                                             --------      --------
GROSS PROFIT                                      130             -

Salaries and benefits                           1,005           395
Operating expenses                                 72             -
Marketing expenses                                287             -
Research and development                          695           431
General and administrative expenses             1,553           518
Depreciation and amortization                   1,037            34
                                             --------      --------
LOSS FROM OPERATIONS                          ( 4,519)      ( 1,378)
                                             --------      --------
OTHER INCOME (EXPENSE)
 Interest income                                   16            12
 Interest expense                             (    38)            -
                                             --------      --------
                                              (    22)           12
                                             --------      --------

Net loss before extraordinary item            ( 4,541)      ( 1,366)

EXTRAORDINARY ITEM
 Gain on discharge of indebtedness             32,502             -
                                             --------      --------
NET INCOME (LOSS)                            $ 27,961      $( 1,366)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment     (    17)            -
                                             --------      --------
COMPREHENSIVE INCOME (LOSS)                  $ 27,944      $( 1,366)
                                             ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  125,141        23,734

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss before extraordinary item         $(   .04)     $(   .06)
  Extraordinary item                              .26             -
                                             --------      --------
  Net income (loss)                          $    .22      $(   .06)
                                             ========      ========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                      (Dollars and Shares in Thousands)


                                        COMMON STOCK           COMMON
                                    -------------------        STOCK
                                     NUMBER                   WARRANTS
                                       OF                       OUT-
                                     SHARES      AMOUNT       STANDING
                                    --------     ------       --------
BALANCES, JUNE 30, 1999              124,235      $ 124       $ 2,322

Three months ended
 September 30, 1999 (unaudited):
  Common stock issued for cash         3,973          4             -
  Common stock issued in settlement
   of loan payable                       500          1
  Common stock warrants issued             -          -         3,905
                                     -------      -----        ------
BALANCES, SEPTEMBER 30, 1999         128,708      $ 129        $6,227
                                     =======      =====        ======


                                                               ACCUMU-
                                                                LATED
                                                                OTHER
                                                               COMPRE-
                                      ADD'L.      ACCUMU-      HENSIVE
                                     PAID-IN       LATED       INCOME
                                     CAPITAL      DEFICIT      (LOSS)
                                    ---------    ----------   --------
BALANCES, JUNE 30, 1999             $228,611     $(252,065)   $ 1,348

Three months ended
 September 30, 1999 (unaudited):
  Common stock issued for cash         9,929             -          -
  Common stock issued in settlement
   of loan payable                       999             -          -
  Commission on issuance of
   common stock                      ( 1,083)            -          -
  Common stock warrants issued       ( 2,202)            -          -
  Capitalization of note payable
   to related party                    2,081             -          -
  Net income                               -        27,961     (1,348)
  Currency translation adjustment          -             -     (   17)
                                    --------     ---------    -------
BALANCES, SEPTEMBER 30, 1999        $238,335     $(224,104)   $(   17)
                                    ========     =========    =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  1999         1998
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $ 27,961     $( 1,366)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 (32,502)           -
   Depreciation and amortization                   1,037           34
   Issuance of common stock warrants for
    expenses and prepaid expenses                  1,703            -
   Settlement of interest upon capitalization
    of loan payable to related party                  81            -
   Issuance of common stock in settlement of
    accounts payable and accrued liabilities           -           56
 Change in current assets and liabilities
  which increase (decrease) cash:
     Trade accounts receivable                   (    38)           -
     Prepaid expenses and other current assets   (   991)          94
     Accounts payable - trade                    ( 2,826)           4
     Accrued expenses and other current
      liabilities                                  1,213          162
 Other                                                21            -
                                                --------     --------
 Net cash used in operating activities           ( 4,341)     ( 1,016)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           (   416)     (    46)
                                                --------     --------
 Net cash used in investing activities           (   416)     (    46)
                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                     9,933          100
 Commission on sale of common stock              ( 1,083)     (    10)
                                                --------     --------
Net cash received from financing activities        8,850           90
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                 4,093      (   972)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD          3,284        1,391
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $  7,377     $    419
                                                ========     ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  1999         1998
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Capitalization of note payable to related
   party, including accrued interest            $  2,000     $      -
  Issuance of common stock in settlement of
   loan payable                                 $  1,000     $      -




See accompanying notes
                                    7

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998



NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 1999 Form 10-KSB and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti is a diversified international telecommunications company with businesses that cover voice, data, Internet and wireless communications. The Company's businesses operate on the basis of two industry segments; IP/Internet Services and Wireless Messaging.

Clariti's IP/Internet Services division ("Clariti IP") consists of the former MegaHertz-NKO, Inc., which was acquired on May 7, 1999 and the former NKA Communications Pty., Ltd. ("NKA"), which was acquired on October 12,
1999 (see Note 13). Clariti IP is a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video) in the United States and Australia. Clariti IP is also an Internet Service Provider ("ISP") in the United States, offering dial up and dedicated access, customized Web hosting and e-commerce.

Clariti's Wireless Messaging division ("Clariti Wireless Messaging") is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Wireless Messaging is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

The Company also acquired GlobalFirst Holdings Limited ("GlobalFirst") in December 1998 and Mediatel Global Communications Limited ("Mediatel") in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries (the "International Telecommunications Group") were telecommunications resellers operating in the residential, commercial and international calling card business sectors. As of October 11, 1999, the Company filed for voluntary liquidation for the International Telecommunications Group and ceased operation of such businesses (see Note 4).

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 1999 and 1998 are referred to as Fiscal 1Q00 and Fiscal 1Q99, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

As of June 30, 1999 and for Fiscal 1Q00, the International Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the group filed for voluntary liquidation on October 11, 1999 (see Note 4).

Revenue Recognition
-------------------
The Company's revenue is generated principally through telephone services (including prepaid calling cards) and ISP services. The Company sells prepaid phone cards to distributors at a fixed price with normal credit terms. When the distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces deferred revenue as the end user utilizes calling time and upon expiration of cards containing unused calling time. Deferred revenue is included in the consolidated balance sheet under accrued expenses and other current liabilities. Revenues from ISP services are recognized as the services are provided.

Income Taxes
------------
There is no income tax benefit for operating losses for the three months ended September 30, 1999 due to the following:

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 4 - EXTRAORDINARY GAIN

As of October 11, 1999, the Company filed for voluntary liquidation of the International Telecommunications Group and ceased operation of such businesses. This voluntary liquidation was undertaken because the Company concluded that the International Telecommunications Group could not pay its debts. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group. Management believes that all losses from operations of the International Telecommunications Group had been provided for as of June 30, 1999, including estimated losses from operations during the period from July 1, 1999 to October 11, 1999. Therefore, the Company recognized an extraordinary gain of $32,502,000, which was largely attributable to the excess of liabilities over assets of the International Telecommunications Group as of the liquidation date.


NOTE 5 - COMPREHENSIVE INCOME

The Company adopted FASB Statement 130, "Comprehensive Income," in Fiscal 1Q99. The Company's only item of comprehensive income that is excluded from net income for Fiscal 1Q00 is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $(17,000) during Fiscal 1Q00. During Fiscal 1Q00, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in
Note 4 above.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

In March 1999 Clariti, GlobalFirst, Mediatel and Chadwell Hall Holdings Limited ("CHH"), the Company's majority shareholder of record, entered into an agreement with Frontier Corporation together with its subsidiary, Frontel

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998



NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Communications, Ltd. (collectively, "Frontier") to resolve a billing dispute between GlobalFirst and Mediatel on the one part ("Customers") and Frontier on the other part (the "Frontier Agreement"). One objective of the Frontier Agreement is to identify the precise amount of the balance due to Frontier, if any, by the Customers ("Balance Due Frontier"). Pursuant to the Frontier Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of any remaining Balance Due Frontier. Within 5 business days after any Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH is to pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to any Balance Due Frontier. In the event CHH and/or Customers fail to pay to Frontier any Balance Due Frontier, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, CHH (but not Clariti) is contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17, 1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier Agreement. This arbitration matter is currently pending.

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


NOTE 7 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, its majority shareholder of record, in the amount of $3,000,000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During 1Q00 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998



NOTE 8 - COMMON STOCK

During 1Q00 the Company sold 3,973,333 shares of its common stock to several third party investors for proceeds, net of commissions, of $8,950,000. In addition, the Company issued 500,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to GlobalFirst.


NOTE 9 - STOCK OPTIONS

During 1Q00, the Company issued options to purchase a total of 160,000 shares of the Company's common stock to several new and existing employees of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.94 per share) and generally carry such other terms as if they had been issued under the Company's Stock Option Plan.


NOTE 10 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%.

During 1Q00 the Company issued a total of 4,473,333 warrants in connection with the issuance of a like number shares of common stock. Such warrants were issued with exercise prices ranging from $3.00 per share to $5.00 per share and expiration dates ranging from June 15, 2000 to March 31, 2001. The Black-Scholes model valued these warrants at a total of $2,202,000.

During 1Q00 the Company also issued to several consultants warrants to purchase a total of 900,000 shares of the Company's common stock at the market price on the date of grant, which ranged from $2.53 per share to $3.00 per share. The warrants were issued for services rendered and expire 3 years from the date of grant. The Black-Scholes model valued these warrants at a total of $1,703,000.


NOTE 11 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998



NOTE 11 - EARNINGS PER SHARE (continued)

calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q00 and Fiscal 1Q99 were the same because the effect of using the treasury stock method would be antidilutive.


NOTE 12 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Prior to Fiscal 1Q00, the Company had determined that presentation of segment information was not required. Beginning with Fiscal 1Q00, the Company will be presenting segment information based on the following reportable segments: IP/Internet Services and Wireless Messaging. Segment information for Fiscal 1Q99 has not been presented because the IP/Internet Services segment was not in operation until the acquisition of MegaHertz-NKO in May 1999 (dollars in thousands).

                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Revenues                  $    318      $      -      $      -      $    318

Loss before
 extraordinary item       $( 1,437)     $( 1,059)     $( 2,045)     $( 4,541)
Extraordinary item               -             -        32,502        32,502
                          --------      --------      --------      --------
Net income (loss)         $( 1,437)     $( 1,059)     $ 30,457      $ 27,961
                          --------      --------      --------      --------

Total assets              $ 12,965      $    703      $ 10,466      $ 24,134



NOTE 13 - SUBSEQUENT EVENT

On October 12, 1999, the Company completed the acquisition of all of the outstanding common stock of NKA Communications Pty., Ltd. ("NKA"), an Australian IP telephony company, for consideration valued at approximately $3,558,000. Consideration paid for NKA consisted of 1,150,000 shares of Clariti common stock. An additional 350,000 shares of Clariti common stock are being held in escrow until certain revenue and gross margin targets are achieved by NKA over a 24-month period.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its digital voice messaging technology
     - expand its telecommunications business using MegaHertz-NKO's managed IP network infrastructure
     - adequacy of existing financing arrangements and ability to obtain the necessary financing to achieve it business plans
     - manage compliance with Year 2000 issues

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced in the Company's annual report on Form 10-KSB for the year ended June 30, 1999 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     Clariti's businesses consist of the IP/Internet Services division and the Wireless Messaging division.

     Clariti's IP/Internet Services division ("Clariti IP") consists of the former MegaHertz-NKO, Inc., which was acquired on May 7, 1999 and the former NKA Communications Pty., Ltd. ("NKA"), which was acquired on October 12, 1999

(see Note 13 to the consolidated financial statements). Clariti IP is a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video) in the United States and Australia. Clariti IP is also an Internet Service Provider ("ISP") in the United States, offering dial up and dedicated access, customized Web hosting and e-commerce.

     Clariti's Wireless Messaging division ("Clariti Wireless Messaging") is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Wireless Messaging is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Recent Developments
-------------------
     The Company acquired GlobalFirst Holdings Limited ("GlobalFirst") in December 1998 and Mediatel Global Communications Limited ("Mediatel") in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries (the "International Telecommunications Group") were telecommunications resellers operating in the residential, commercial and international calling card business sectors. On October 11, 1999, at the request of the Company, the International Telecommunications Group filed for voluntary liquidation under the laws of the United Kingdom and ceased operations of the Group. This voluntary liquidation was undertaken because the Company concluded that the International Telecommunications Group could not pay its debts, including the advances made by Clariti to GlobalFirst and Mediatel. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group.

Results of Operations
---------------------
     As of June 30, 1999 and for Fiscal 1Q00, the International
Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999.

Three Months Ended September 30, 1999
v. Three Months Ended September 30, 1998
----------------------------------------
     For the three months ended September 30, 1999 ("Fiscal 1Q00"), the Company had net income of $27,961,000, or $0.22 per share, on revenue of $318,000 compared to a net loss of $1,366,000, or $0.06 per share, on no revenue for the three months ended September 30, 1998 ("Fiscal 1Q99"). Excluding a $32,502,000, or $0.26 per share, extraordinary gain, the Company had a net loss of $4,541,000, or $0.04 per share, in Fiscal 1Q00. The Fiscal 1Q00 revenues were generated by the IP/Internet Services division, which was acquired in May 1999.

     On October 11, 1999, at the request of the Company, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. As of June 30, 1999, the Company had written off all assets related to the International Telecommunications Group and had accrued for all of the Group's estimated losses from operations up to the date of liquidation. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group, and as a result the Company recognized an extraordinary gain on the discharge of such indebtedness in Fiscal 1Q00.

     Salaries and benefits in Fiscal 1Q00 increased $610,000, or 154%, to $1,005,000 as compared to $395,000 in Fiscal 1Q99. Of this increase, $340,000, or 56%, was attributable to the IP/Internet Services division, which was acquired in May 1999, and $270,000, or 44%, was attributable to increased employment in the Wireless Messaging division and Corporate staff. Operating and marketing expenses in Fiscal 1Q00 were $72,000 and $287,000, respectively, as compared to no operating or marketing expenses in Fiscal 1Q99. All operating expenses were attributable to the IP/Internet Services division, and $174,000, or 61%, of the marketing expenses were attributable to the IP/Internet Services division. All research and development expenses related to the development of the Digital Voice Messaging System. Such expenses in Fiscal 1Q00 increased $264,000, or 61%, to $695,000 as compared to $431,000 in Fiscal 1Q99 due to expansion and acceleration of the Company's efforts to complete development of the Digital Voice Messaging System. General and administrative expenses in Fiscal 1Q00 increased $1,035,000, or 200%, to $1,553,000 as compared to $518,000 in Fiscal 1Q99. Of this increase, $192,000, or 19%, of the increase was attributable to the IP/Internet Services division which was acquired in May 1999, and $671,000 , or 65%, of the increase was due to the issuance of common stock warrants as compensation to consultants. Depreciation and amortization in Fiscal 1Q00 increased from $34,000 to $1,037,000 primarily due to the May 1999 acquisition of the IP/Internet Services division, of which $635,000 related to the amortization of goodwill resulting from such acquisition.

Liquidity and Capital Resources
-------------------------------
     At September 30, 1999, the Company had working capital of $5,240,000 (including a cash balance of $7,377,000) as compared to a working capital deficit of $35,500,000 (including a cash balance of $3,284,000) at June 30, 1999. The working capital increase of $40,740,000 is primarily due to the following:
     - the forgiveness of debt of approximately $32,502,000 related to the liquidation of the International Telecommunications Group
     - the sale of 3,973,333 shares of common stock for proceeds, net of commissions, of $8,850,000 during Fiscal 1Q00
These working capital improvements were partially offset by use of cash in operations during Fiscal 1Q00.

     Management of the Company continues to make concerted efforts to raise additional capital through the sale of common stock. In addition to the funds raised during Fiscal 1Q00, the Company has received firm commitments for an additional $16,166,000 of equity funding to be received by the end of calendar year 1999.

     Management believes that these funds will enable the Company to complete the process of developing its Digital Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of the IP/Internet Services Division for the remainder of the current fiscal year.

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

     The Company has completed its analysis of the IP/Internet Services division Year 2000 readiness. Some minor modifications have been substantially completed at a cost of less than $50,000. It now appears that the IP/Internet Services division is Year 2000 compliant.

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

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

     In March 1999 Clariti, GlobalFirst, Mediatel and Chadwell Hall Holdings Limited ("CHH"), the Company's majority shareholder of record, entered into an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to resolve a billing dispute between GlobalFirst and Mediatel on the one part ("Customers") and Frontier on the other part (the "Frontier Agreement"). One objective of the Frontier Agreement is to identify the precise amount of the balance due to Frontier, if any, by the Customers ("Balance Due Frontier"). Pursuant to the Frontier Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of any remaining Balance Due Frontier. Within 5 business days after any Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH is to pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to any Balance Due Frontier. In the event CHH and/or Customers fail to pay to Frontier any Balance Due Frontier, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, CHH (but not Clariti) is contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17, 1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier Agreement. This arbitration matter is currently pending.

          Item 2.   Changes in Securities and Use of Proceeds

     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the quarter ended September 30, 1999, none of which were registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance.

                                                    Number         Total
   Date               Name                        of Shares    Consideration
 --------   ---------------------------------    ----------   --------------
  Jul-99    Showtime Investment Corp.                40,000    $    100,000
  Aug-99    BSI SA                                  100,000    $    250,000
  Aug-99    SG Ruegg Bank                           200,000    $    500,000
  Aug-99    SCF Societa Di Consulenza Finanziara    100,000    $    250,000
  Sep-99    BSI SA                                  200,000    $    500,000
  Sep-99    ABC Corporation                       3,333,333    $  8,333,333
  Sep-99    Ansteed Investment Corp.                500,000    $  1,000,000(a)

  (a) Consideration consisted of settlement of a loan for $1,000,000 such investor had made to GlobalFirst.

     The securities issuances set forth above are exempt from registration with the Securities and Exchange Commission pursuant to Regulation S as transactions with non-U.S. persons or Section 4(2) as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities for general corporate purposes and working capital needs of its subsidiaries.

     The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. The Company intends to register the resale of the common stock described above by filing a registration statement with the Securities and Exchange Commission in the near future.

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    Exhibit - 27.   Financial Data Schedule


                    (b) Reports on Form 8-K:

                    The Company filed a Form 8-K/A on July 22, 1999. The report disclosed in Item 7 that financial statements and pro forma financial information for the acquisition of MegaHertz-NKO, Inc. are not required pursuant to Item 310 of Regulation S-B.

                    The Company filed a Form 8-K on September 13, 1999. The report disclosed that PricewaterhouseCoopers LLP resigned as the Company's independent accountants.

                    The Company filed a Form 8-K on September 14, 1999. The report disclosed that the Company had engaged Cogen Sklar LLP as the Company's independent accountants.

                    The Company filed a Form 8-K/A on September 23, 1999. The report amended the Form 8-K filed on September 13, 1999 to include as an exhibit a letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated September 22, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 22, 1999



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