Form 10QSB
period 1999-12-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2000-02-14
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

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

                               (215) 979-3600
                        ---------------------------
                        (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of February 7, 2000, there were 138,984,067 shares outstanding of $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    December 31, 1999 (unaudited) and
                    June 30, 1999 (audited)                      3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    six months and three months ended
                    December 31, 1999 and 1998 (unaudited)      4-5

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended
                    December 31, 1999 (unaudited)                6

                    Consolidated Statements of Cash Flows
                    for the six months ended
                    December 31, 1999 and 1998 (unaudited)      7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                      9-16

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial
                    Condition                                  17-21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            22

          Item 2.   Changes in Securities                      23-24

          Item 3.   Defaults Upon Senior Securities              24

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                             24

          Item 5.   Other Events                                 24

          Item 6.   Exhibits and Reports on Form 8-K             24

SIGNATURES                                                       25

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                  Dec. 31,         June 30,
                                                    1999             1999
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  15,931       $   3,284
  Trade accounts receivable                             997             286
  Refundable taxes                                        -             408
  Prepaid expenses and other current assets             406             112
                                                  ---------       ---------
                                                     17,334           4,090

PROPERTY AND EQUIPMENT, NET                           3,469           3,244
INTANGIBLE ASSETS, NET                               18,184          12,596
                                                  ---------       ---------
TOTAL ASSETS                                      $  38,987       $  19,930
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $   2,199       $   4,653
  Accrued expenses and other current liabilities      2,192             524
  Note payable to related party                           -           2,000
  Excess of net liabilities over assets of
   unconsolidated subsidiaries                            -          32,413
                                                  ---------       ---------
TOTAL LIABILITIES                                     4,391          39,590
                                                  ---------       ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 138,984 shares at
 December 31, 1999 and 124,235 at June 30, 1999         139             124
WARRANTS OUTSTANDING, NET                             9,935           2,322
ADDITIONAL PAID-IN-CAPITAL                          256,101         228,611
ACCUMULATED DEFICIT                                (231,552)       (252,065)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)      (     27)          1,348
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 34,596        ( 19,660)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  38,987       $  19,930
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                  SIX MONTHS ENDED        THREE MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                ---------------------     ---------------------
                                          As Restated               As Restated
                                  1999        1998          1999        1998
                                --------   ---------      --------   ---------
REVENUE                         $  1,217    $      -      $    899    $      -
COST OF REVENUE                      896           -           708           -
                                --------   ---------      --------    --------
GROSS PROFIT                         321           -           191           -

Salaries and benefits              2,284         821         1,279         426
Operating expenses                   348           -           276           -
Marketing expenses                   624           -           337           -
Research and development           1,510       1,083           815         652
General and administrative
 expenses                          5,323       1,276         3,770         758
Depreciation and amortization      2,283          66         1,246          32
Equity in losses of
  unconsolidated subsidiaries          -       2,813             -       2,813
                                --------   ---------      --------    --------
LOSS FROM OPERATIONS             (12,051)    ( 6,059)      ( 7,532)    ( 4,681)

OTHER INCOME (EXPENSE)
 Interest income                     101         112            85         100
 Interest expense                (    39)          -       (     1)          -
                                --------    --------      --------    --------
Net loss before extraordinary
 item                            (11,989)    ( 5,947)      ( 7,448)    ( 4,581)

EXTRAORDINARY ITEM
 Gain on discharge of
  indebtedness                    32,502           -             -           -
                                --------    --------      --------    --------

NET INCOME (LOSS)               $ 20,513    $( 5,947)     $( 7,448)   $( 4,581)

OTHER COMPREHENSIVE
 INCOME (LOSS):
  Foreign currency
   translation adjustment        (    27)          -       (    10)          -
                                --------    --------      --------    --------

COMPREHENSIVE INCOME (LOSS)     $ 20,486    $( 5,947)     $( 7,458)   $( 4,581)
                                ========    ========      ========    ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                  SIX MONTHS ENDED        THREE MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                ---------------------     ---------------------
                                          As Restated               As Restated
                                  1999        1998          1999        1998
                                --------   ---------      --------   ---------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              128,164      32,258       131,188      40,790

BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE
  Net loss before
   extraordinary item           $(  0.09)   $(  0.18)     $(  0.06)   $(  0.11)
  Extraordinary item                0.25           -             -           -
                                --------    --------      --------    --------

  Net income (loss)             $   0.16    $(  0.18)     $(  0.06)   $(  0.11)
                                ========    ========      ========    ========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED DECEMBER 31, 1999
                      (Dollars and Shares in Thousands)


                                        COMMON STOCK           COMMON
                                    -------------------        STOCK
                                     NUMBER                   WARRANTS
                                       OF                     OUTSTAN-
                                     SHARES      AMOUNT       DING,NET
                                    --------     ------       --------
BALANCES, JUNE 30, 1999              124,235      $ 124       $ 2,322

Six months ended
 December 31, 1999 (unaudited):
  Common stock issued for cash        11,807         12             -
  Common stock issued in settlement
   of loan payable                       500          1             -
  Common stock issued as
   consideration for acquisitions      2,442          2             -
  Common stock warrants issued, net
   of unearned consulting fees of
   $1,758                                  -          -         7,613
                                     -------      -----       -------
BALANCES, DECEMBER 31, 1999          138,984      $ 139       $ 9,935
                                     =======      =====       =======

                                                               ACCUMU-
                                                                LATED
                                                                OTHER
                                                               COMPRE-
                                      ADD'L.      ACCUMU-      HENSIVE
                                     PAID-IN       LATED       INCOME
                                     CAPITAL      DEFICIT      (LOSS)
                                    ---------    ----------   --------
BALANCES, JUNE 30, 1999             $228,611     $(252,065)   $ 1,348

Six months ended
 December 31, 1999 (unaudited):
  Common stock issued for cash        25,588             -          -
  Common stock issued in settlement
   of loan payable                       999             -          -
  Commission on issuance of
   common stock                      ( 2,650)            -          -
  Common stock issued as
   consideration for acquisitions      6,460             -          -
  Common stock warrants issued       ( 4,988)            -          -
  Capitalization of note payable
   to related party                    2,081             -          -
  Net income                               -        20,513     (1,348)
  Currency translation adjustment          -             -     (   27)
                                    --------     ---------    -------
BALANCES, DECEMBER 31, 1999         $256,101     $(231,552)   $(   27)
                                    ========     =========    =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)


                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                               -----------------------
                                                           As Restated
                                                  1999         1998
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $ 20,513     $( 5,947)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 (32,502)           -
   Equity in losses from unconsolidated
    subsidiaries                                       -        2,813
   Depreciation and amortization                   2,283           66
   Issuance of common stock warrants for
    consulting fees                                2,625            -
   Settlement of interest upon capitalization
    of loan payable to related party                  81            -
 Change in current assets and liabilities
  which increase (decrease) cash, excluding
  effect of companies acquired:
     Trade accounts receivable                        14            -
     Prepaid expenses and other current assets   (    85)         177
     Accounts payable - trade                    ( 2,667)     (    57)
     Accrued expenses and other current
      liabilities                                (   108)     (    88)
 Other                                           (     6)           -
                                                --------     --------
 Net cash used in operating activities           ( 9,852)     ( 3,036)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           (   587)     (    68)
 Cash received with companies acquired net
  of cash paid for companies acquired                136            -
 Advances to unconsolidated subsidiaries               -      ( 2,975)
                                                --------     --------
 Net cash used in investing activities           (   451)     ( 3,043)
                                                --------     --------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)


                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                               ----------------------
                                                           As Restated
                                                  1999         1998
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                    25,600       20,100
 Commission on sale of common stock              ( 2,650)     (   468)
                                                --------     --------
Net cash received from financing activities       22,950       19,632
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                12,647       13,553

CASH AND EQUIVALENTS, BEGINNING OF PERIOD          3,284        1,391
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $ 15,931     $ 14,944
                                                ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      1     $      -
   Income taxes                                 $      -     $      -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock issued as consideration for
   acquisitions of NKA and TWC                  $  6,462     $      -
  Capitalization of note payable to related
   party                                        $  2,000     $      -
  Issuance of common stock in settlement of
   loan payable                                 $  1,000     $      -
  Issuance of common stock warrants for
   unearned consulting fees                     $  1,758     $      -
  Issuance of common stock in settlement of
   accounts payable and accrued liabilities     $      -     $     56



See accompanying notes
                                    8

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


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

Clariti's IP/Internet Services group ("Clariti IP") consists of the following wholly owned subsidiaries:
     - Clariti IP Services, Inc., formerly MegaHertz-NKO, Inc., acquired May 7, 1999
     - Clariti IP Services Asia Pty., Ltd., formerly NKA Communications Pty., Ltd. ("NKA"), acquired October 12, 1999 (see Note 5)
     - Clariti Telecom, Inc., formerly Tekbilt World Communications, Inc. ("TWC"), acquired December 23, 1999 (see Note 5).

Clariti IP currently offers prepaid phone cards, residential and business long distance, and fax services through Internet Protocol ("IP") and traditional circuit switching technologies. Clariti IP is also an Internet Service Provider ("ISP"), offering dial up and dedicated access, customized Web hosting and e-commerce.

Clariti Wireless Messaging is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Wireless Messaging is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

The Company also acquired GlobalFirst Holdings Limited ("GlobalFirst") in December 1998 and Mediatel Global Communications Limited ("Mediatel") in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries (the "International Telecommunications Group") were telecommunications resellers operating in the residential, commercial and

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

international calling card business sectors in Europe. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4).

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 1999 and 1998 are referred to as Fiscal 2Q00 and Fiscal 2Q99, respectively, and the six-month periods ended December 31, 1999 and 1998 are referred to as Fiscal 1st Half 2000 and Fiscal 1st Half 1999, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

As of June 30, 1999 and for Fiscal 1st Half 2000, the International Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the group filed for voluntary liquidation on October 11, 1999 (see
Note 5). The comparative financial statements included herein for Fiscal 1st Half 1999 and Fiscal 2Q99 have been restated to account for the International Telecommunications Group under the equity method (see Note 4).

Revenue Recognition
-------------------
The Company's revenue is generated principally through telephony services (including prepaid and postpaid calling cards) and ISP services. The Company sells prepaid phone cards to distributors at a fixed price with normal credit terms. When the distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces deferred revenue as the end user utilizes calling time and upon expiration of cards containing unused calling time. Deferred revenue is included in the consolidated balance sheet under accrued expenses and other current liabilities. Revenues from ISP services are recognized as the services are provided.

Income Taxes
------------
There is no income tax benefit for operating losses for the three months and six months ended December 31, 1999 due to the following:

     Current tax benefit  - the operating losses cannot be carried back to earlier years.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 4 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In the Company's December 31, 1998 Form 10-QSB, the acquisition of GlobalFirst was accounted for using the purchase method of accounting as a reverse acquisition in which GlobalFirst was considered the accounting acquirer and Clariti was considered the acquired company. Consistent with such reverse acquisition accounting treatment, the consolidated financial statements for Fiscal 1st Half 1999 included in the Company's December 31, 1998 Form 10-QSB reflected the results of operations and cash flows of GlobalFirst for the full reporting periods and the results of Clariti from the acquisition date through the end of the period.

As of June 30, 1999 and for Fiscal 1st Half 2000, the International Telecommunications Group (including GlobalFirst) was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999 (see Note 5). In order to present prior period amounts on a basis consistent with those of the current period, results of operations and cash flows for Fiscal 1st Half 1999 have been restated to reflect the acquisition of GlobalFirst using the equity method of accounting. The following table presents the impact of this restatement on the consolidated statements of operations for Fiscal 1st Half 1999 and for Fiscal 2Q99. Amounts presented in the following table are in thousands of dollars, except per share amounts.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 4 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (continued)

                                          Amounts
                                         Previously       Restated
                                          Reported         Amounts
                                         ----------       ---------
Fiscal 1st Half 1999:
     Revenues                             $ 16,870        $      -
     Net loss                             $(22,708)       $( 5,947)
     Net loss per share                   $  (0.70)       $(  0.18)

Fiscal 2Q99:
     Revenues                             $  8,131        $      -
     Net loss                             $(18,270)       $( 4,581)
     Net loss per share                   $  (0.45)       $(  0.11)

The impact of the restatement also resulted in changes to the consolidated statement of cash flows for Fiscal 1st Half 1999.


NOTE 5 - EXTRAORDINARY GAIN

As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. This voluntary liquidation was undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to Clariti. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group. Management believes that all losses from operations of the International Telecommunications Group had been provided for as of June 30, 1999, including estimated losses from operations during the period from July 1, 1999 to October 11, 1999. Therefore, the Company recognized an extraordinary gain of $32,502,000, which was largely attributable to the excess of liabilities over assets of the International Telecommunications Group as of the liquidation date.


NOTE 6 - ACQUISITIONS

On October 12, 1999, the Company completed the acquisition of all of the outstanding common stock of NKA, an Australian IP telephony company, for consideration valued at approximately $3,554,000, substantially all of which was recognized as goodwill. Consideration paid for NKA consisted of 1,150,000 shares of Clariti common stock. An additional 350,000 shares of Clariti common stock are being held in escrow until certain performance targets are achieved by NKA over a two-year period.

On December 23, 1999, the Company completed the acquisition of all of the outstanding common stock of TWC, a telecommunications company that offers long distance and toll-free services, prepaid calling cards, postpaid calling cards, prepaid cellular and e-commerce telecommunications services, through both retail and wholesale distribution channels, for consideration valued at

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 6 - ACQUISITIONS (continued)

approximately $3,206,000, substantially all of which was recognized as goodwill. Consideration paid for TWC consisted of 1,292,333 shares of Clariti common stock valued at approximately $2,908,000 and $298,000 in cash. An additional 2,222,223 shares of Clariti common stock are being held in escrow until certain performance targets are achieved by TWC over a three-year period.


NOTE 7 - COMPREHENSIVE INCOME

The Company has adopted FASB Statement 130, "Comprehensive Income." The Company's only item of comprehensive income that is excluded from net income for Fiscal 2Q00 and Fiscal 1st Half 2000 is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $(10,000) and ($27,000) during Fiscal 2Q00 and Fiscal 1st Half 2000, respectively. During Fiscal 1st Half 2000, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in Note 4 above.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

In March 1999 Clariti, GlobalFirst, Mediatel and Chadwell Hall Holdings Limited ("CHH"), the Company's majority shareholder of record, entered into an agreement with Frontier Corporation together with its subsidiary, Frontel Communications, Ltd. (collectively, "Frontier") to resolve a billing dispute between GlobalFirst and Mediatel on the one part ("Customers") and Frontier on the other part (the "Frontier Agreement"). One objective of the Frontier Agreement is to identify the precise amount of the balance due to Frontier, if any, by the Customers ("Balance Due Frontier"). Pursuant to the Frontier Agreement, Clariti paid to Frontier $3,000,000 during March 1999 against the Balance Due Frontier and issued to Frontier 5,000,000 shares of the Company's restricted common stock valued at $11,250,000 as security for payment of any remaining Balance Due Frontier. Within 5 business days after any Balance Due Frontier is determined by agreement among the parties or by arbitration, CHH is to pay such amount to Frontier, and Frontier must then transfer the 5,000,000 shares of Clariti common stock to CHH. At any time prior to the purchase of the Clariti stock by CHH, Clariti (or its designee) may purchase any portion or all of the stock for an amount equal to any Balance Due Frontier. In the event CHH and/or Customers fail to pay to Frontier any Balance Due Frontier, Frontier may, at its option, sell a sufficient amount of the Clariti shares in order to satisfy the Balance Due Frontier. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Balance Due Frontier, CHH (but not Clariti) is contingently liable to pay Frontier the remaining Balance Due Frontier. Once Frontier collects the Balance Due Frontier (whether by sale of Clariti stock or payment made by any of the parties), Frontier must surrender any remaining shares of the Clariti stock to Clariti. On or about June 17,

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

1999, Clariti, together with GlobalFirst, Mediatel and CHH filed a demand for arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier concerning Frontier's obligations arising under the Frontier Agreement. This arbitration matter is currently pending.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4). The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

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


NOTE 9 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, its majority shareholder of record, in the amount of $3,000,000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal 1st Half 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.


NOTE 10 - COMMON STOCK

During Fiscal 1st Half 2000 the Company sold approximately 11,807,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $22,950,000. In addition, the Company issued 500,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to the Company.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 11 - COMMON STOCK OPTIONS

During Fiscal 1st Half 2000, the Company issued options to purchase a total of 600,000 shares of the Company's common stock to several new and existing employees of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.57 per share) and generally carry such other terms as if they had been issued under the Company's Stock Option Plan. In addition, a total of 223,332 options to purchase the Company's common stock expired without being exercised. These expired options carried a weighted average price of $2.81 per share.


NOTE 12 - COMMON STOCK WARRANTS

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

During Fiscal 1st Half 2000 the Company issued a total of 12,306,666 warrants in connection with the issuance of a like number shares of common stock. Such warrants were issued with exercise prices ranging from $3.00 per share to $5.00 per share and expiration dates ranging from June 15, 2000 to March 31, 2001. The Black-Scholes model valued these warrants at a total of $4,988,000.

During Fiscal 1st Half 2000 the Company also issued to several consultants warrants to purchase a total of 2,850,000 shares of the Company's common stock at prices ranging from $2.38 per share to $3.00 per share. The warrants were issued for services rendered or to be rendered and expire 2 to 3 years from the date of grant. The Black-Scholes model valued these warrants at a total of $4,383,000, of which $2,625,000 was recognized as general and administrative expenses in the Fiscal 1st Half consolidated statement of operations and $1,758,000 was reflected as reduction of warrants outstanding at December 31, 1999 because the value of such warrants had not been earned.


NOTE 13 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 13 - EARNINGS PER SHARE (continued)

warrants assumed to be exercised. Basic and diluted weighted average shares outstanding were the same for Fiscal 1st Half 2000, Fiscal 1st Half 1999, Fiscal 2Q00 and Fiscal 2Q99 because the effect of using the treasury stock method would be antidilutive.


NOTE 14 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company had determined that presentation of segment information was not required for the year ended June 30, 1999. For the year ended June 30, 2000, the Company will be presenting segment information based on the following reportable segments: IP/Internet Services, Wireless Messaging, and Corporate and Other. Amounts presented in the following tables are in thousands of dollars, except per share amounts.

Fiscal 1st Half 2000
--------------------
                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Revenues                  $  1,217      $      -      $      -      $  1,217
                          --------      --------      --------      --------
Loss before
 extraordinary item       $( 4,277)     $( 2,166)     $( 5,546)     $(11,989)
Extraordinary item               -             -        32,502        32,502
                          --------      --------      --------      --------
Net income (loss)         $( 4,277)     $( 2,166)     $ 26,956      $ 20,513
                          ========      ========      ========      ========
Per Share Amounts:
   Loss before
    extraordinary item    $(  0.03)     $(  0.02)     $(  0.04)     $(  0.09)
   Extraordinary item            -             -          0.25          0.25
                          --------      --------      --------      --------
   Net income (loss)      $(  0.03)     $(  0.02)     $   0.21      $   0.16
                          ========      ========      ========      ========
Total assets at
 December 31, 1999        $ 22,298      $    682      $ 16,007      $ 38,987
                          --------      --------      --------      --------
Fiscal 2Q00
-----------
                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Revenues                  $    899      $      -      $      -      $    899
                          --------      --------      --------      --------
Net loss                  $( 2,840)     $( 1,107)     $( 3,501)     $( 7,448)
                          --------      --------      --------      --------
Net loss per share        $(  0.02)     $(  0.01)     $(  0.03)     $(  0.06)
                          --------      --------      --------      --------

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its digital voice messaging technology
     - expand its telecommunications business using Clariti IP's managed IP network infrastructure as well as the business operations of NKA and TWC
     - integrate the business operations of Clariti IP with those of NKA and TWC
     - adequacy of existing financing arrangements and ability to obtain the necessary financing to achieve it business plans
     - manage compliance with Year 2000 issues

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced in the Company's annual report on Form 10-KSB for the year ended June 30, 1999 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     Clariti's subsidiary businesses consist of the IP/Internet Services group and Wireless Messaging.

     Clariti's IP/Internet Services group ("Clariti IP") consists of Clariti IP Services, formerly MegaHertz-NKO, Inc., which was acquired on May 7, 1999, Clariti IP Services Asia, formerly NKA Communications Pty., Ltd., which was acquired on October 12, 1999, and Clariti Telecom, formerly Tekbilt World Industries, Inc., which was acquired on December 23, 1999 (see Note 6 to the consolidated financial statements). Clariti IP is a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video) in the United States and Australia. Clariti IP is also an Internet Service Provider ("ISP") in the United States, offering dial up and dedicated access, customized Web hosting and e-commerce. The acquisitions of Clariti IP Service Asia in October 1999 and Clariti Telecom in December 1999 are expected to significantly increase the Company's revenues during the remainder of Fiscal 2000.

     Clariti Wireless Messaging is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Wireless Messaging is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Recent Developments
-------------------
     The Company acquired GlobalFirst Holdings Limited in December 1998 and Mediatel Global Communications Limited in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries comprised the Company's International Telecommunications Group and were telecommunications resellers operating in the residential, commercial and international calling card business sectors. On October 11, 1999, the International Telecommunications Group filed for voluntary liquidation under the laws of the United Kingdom and ceased operations of the Group. This voluntary liquidation was undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to Clariti. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group.

Results of Operations
---------------------
     As of June 30, 1999 and for Fiscal 1Q00, the International
Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999. The comparative prior period financial information included herein has been restated to account for the International Telecommunications Group under the equity method (see Note 4 to the consolidated financial statements).

Three Months Ended December 31, 1999
v. Three Months Ended December 31, 1998
----------------------------------------
     For the three months ended December 31, 1999 ("Fiscal 2Q00"), the Company had a net loss of $7,448,000, or $0.06 per share, on revenue of $899,000 compared to a net loss of $4,581,000, or $0.11 per share, on no revenue for the three months ended December 31, 1998 ("Fiscal 2Q99"). All of the Fiscal 2Q00 revenues were generated by the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999.

     Salaries and benefits in Fiscal 2Q00 increased $853,000, or 200%, to $1,279,000 as compared to $426,000 in Fiscal 2Q99. Of this increase, $555,000, or 65%, was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $298,000, or 35%, was attributable to increased employment in Clariti Wireless Messaging and Corporate staff. Operating and marketing expenses in Fiscal 2Q00 were $276,000 and $337,000, respectively, as compared to no operating or marketing expenses in Fiscal 2Q99. All operating expenses were attributable to the IP/Internet Services group, and $257,000, or 76%, of the marketing expenses were attributable to the IP/Internet Services group. All research and development expenses related to the development of the Digital Voice Messaging System. Such R&D expenses in Fiscal 2Q00 increased $163,000, or 25%, to $815,000 as compared to $652,000 in Fiscal 2Q99 due to expansion and acceleration of the Company's efforts to complete development of the Digital Voice Messaging System. General and administrative expenses in Fiscal 2Q00 increased $3,012,000, or 397%, to $3,770,000 as compared to $758,000 in Fiscal
2Q99. Of this increase, $552,000, or 19%, was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $1,912,000, or 63%, was due to the recognition of common stock warrants issued as compensation to several consultants. The remaining $548,000, or 18%, of the increase was due to an overall expansion of the Company's business activities. Depreciation and amortization increased from $32,000 in Fiscal 2Q99 to $1,246,000 in Fiscal 2Q00, of which $816,000 was goodwill amortization resulting from the May, October and December 1999 acquisitions of the component parts of the IP/Internet Services group and $331,000 was depreciation expense of the IP/Internet Services group. Results of operations for Fiscal 2Q99 also include the recognition of equity in net losses of GlobalFirst of $2,813,000, which reflects GlobalFirst's net loss from December 7, 1998 (acquisition date) to December 31, 1998.

Six Months Ended December 31, 1999
v. Six Months Ended December 31, 1998
----------------------------------------
     For the six months ended December 31, 1999 ("Fiscal 1st Half 2000"), the Company had net income of $20,513,000, or $0.16 per share, on revenue of $1,217,000 compared to a net loss of $5,947,000, or $0.18 per share, on no revenue for the six months ended December 31, 1998 ("Fiscal 1st Half 1999"). Excluding a $32,502,000, or $0.25 per share, extraordinary gain, the Company had a net loss of $11,989,000, or $0.09 per share, in Fiscal 1st Half 2000. The Company's Fiscal 1st Half 2000 revenues were generated by the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999.

     On October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. As of June 30, 1999, the Company had written off all assets related to the International Telecommunications Group and had accrued for all of the Group's estimated losses from operations up to the date of liquidation. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group, and as a result the Company recognized an extraordinary gain of $32,502,000 on the discharge of such indebtedness in Fiscal 1st Half 2000.

     Salaries and benefits in Fiscal 1st Half 2000 increased $1,463,000, or 178%, to $2,284,000 as compared to $821,000 in Fiscal 1st Half 1999. Of this increase, $895,000, or 61%, was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $568,000, or 39%, was attributable to increased employment in Clariti Wireless Messaging and Corporate staff. Operating and marketing expenses in Fiscal 1st Half 2000 were $348,000 and $624,000, respectively, as compared to no operating or marketing expenses in Fiscal 1st Half 1999. All operating expenses were attributable to the IP/Internet Services group, and $431,000, or 69%, of the marketing expenses were attributable to the IP/Internet Services group. All research and development expenses related to the development of the Digital Voice Messaging System. Such R&D expenses in Fiscal 1st Half 2000 increased $427,000, or 39%, to $1,510,000 as compared to $1,083,000 in Fiscal 1st Half 1999 due to expansion and acceleration of the Company's efforts to complete development of the Digital Voice Messaging System. General and administrative expenses in Fiscal 1st Half 2000 increased $4,047,000, or 317%, to $5,323,000 as compared to $1,276,000 in 1st Half 1999. Of this increase, $744,000, or 18%, of the increase was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $2,625,000, or 65%, of the increase was due to the issuance of common stock warrants as compensation to consultants. The remaining $678,000, or 17%, of the increase was due to an overall expansion of the Company's business activities. Depreciation and amortization increased from $66,000 in Fiscal 1st Half 1999 to $2,283,000 in Fiscal 1st Half 2000, of which $1,451,000 was goodwill amortization resulting from the May, October and December 1999 acquisitions of the component parts of the IP/Internet Services group and $331,000 was depreciation expense of the IP/Internet Services group. Results of operations for Fiscal 1st Half 1999 also include the recognition of equity in net losses of GlobalFirst of $2,813,000, which reflects GlobalFirst's net loss from December 7, 1998 (acquisition date) to December 31, 1998.

Liquidity and Capital Resources
-------------------------------
     At December 31, 1999, the Company had working capital of $12,943,000 (including a cash balance of $15,931,000) as compared to a working capital deficit of $35,500,000 (including a cash balance of $3,284,000) at June 30, 1999. The working capital increase of $48,443,000 is primarily due to the following:
     - the forgiveness of debt of approximately $32,502,000 related to the liquidation of the International Telecommunications Group
     - the sale of 11,807,000 shares of common stock for proceeds, net of commissions, of $22,950,000 during Fiscal 1st Half 2000
These working capital improvements were partially offset by use of cash in operations during Fiscal 1st Half 2000.

     Management believes that these funds will enable the Company to continue developing its Digital Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of the IP/Internet Services Group for the remainder of the current fiscal year.

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

     On February 2, 2000, the Company filed a Form S-3 registration statement with the SEC seeking to register the resale by the holders thereof of up to 113,419,889 shares of common stock that had previously been issued in private placements and up to 15,531,666 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants. As of December 31, 1999, the Company had 83,974,322 shares (including 81,701,989 shares covered by the Form S-3 registration statement) subject to lock-up agreements. The parties to the lock-up agreements are not permitted to sell their shares until the expiration of the lock-up period without prior consent from the Company. Current lock-up agreements have expiration dates ranging from June 2000 to March 2002. The expiration of a particular lock-up period could have a depressive effect on the market price of the Company's common stock.

Year 2000
---------
     In the past a number of computer software programs were written using two digits rather than four digits to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. In addition, the date February 29, 2000 is a significant date for Year 2000 compliance.

     Management believes that all of the Company's critical systems are Year 2000 compliant. Neither the Company nor its critical vendors have experienced any significant Year 2000 related failures to date, and management does not anticipate any problems with the date February 29, 2000. In addition, the software being developed for use in the Digital Voice Messaging System has been designed specifically to be Year 2000 compliant.

     While the Company has not experienced any significant Year 2000 related failures to date, and management does not anticipate any problems with the date February 29, 2000, unanticipated failures by critical vendors and financial institutions, as well as the Company's failure to execute its own compliance, could disrupt its business and its customers' businesses.

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

     On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4). The company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

          Item 2.   Changes in Securities and Use of Proceeds

     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the quarter ended December 31, 1999, none of which were registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance.

                                                    Number           Total
   Date               Name                        of Shares      Consideration
 --------   ---------------------------------    ----------     --------------
  Oct-99    Corangamite Pty Ltd., Trustee           504,774     $ 1,559,752(a)
  Oct-99    Consortium Communications Int'l.
             Pty Ltd., Trustee                      401,956     $ 1,242,044(a)
  Oct-99    Doron Nevo                               34,255     $   105,848(a)
  Oct-99    Australia Communication Brokers
             Pty Ltd.                                40,000     $   123,600(a)
  Oct-99    LaHougue Holdings Ltd.                   31,686     $    97,910(a)
  Oct-99    Treblemore Investments Ltd.              31,686     $    97,910(a)
  Oct-99    Barbara Bromilow                         22,837     $    70,566(a)
  Oct-99    Toga Developments Pty Ltd.               15,871     $    49,041(a)
  Oct-99    Masterlink Investments Pty Ltd.          15,814     $    48,865(a)
  Oct-99    D.V. Fogarty and A. H. Fogarty           11,133     $    34,401(a)
  Oct-99    Mirater Pty Ltd.                         11,076     $    34,225(a)
  Oct-99    R. Van Gass                               6,907     $    21,343(a)
  Oct-99    Consutel Pty Ltd.                         6,228     $    19,245(a)
  Oct-99    Susan Baillie                             4,739     $    14,644(a)
  Oct-99    Nelius Ltd.                               4,739     $    14,644(a)
  Oct-99    Greg Faul                                 3,500     $    10,815(a)
  Oct-99    John Kelly                                2,800     $     8,652(a)
  Oct-99    Carl Saling                           1,292,333     $ 2,907,749(b)
  Dec-99    Ansteed Investment Corp.              7,833,333(c)  $15,666,666

(a) These shares were issued in consideration for the Company's acquisition of NKA Communications Pty., Ltd.

(b) These shares were issued in consideration for the Company's acquisition of Tekbilt World Communications, Inc.

(c) Warrants to purchase an additional 7,833,333 shares of the Company's common stock at an exercise price of $3.00 per share were issued to Ansteed Investment Corp. in connection with the issuance of the common stock.

     The securities issuances set forth above are exempt from registration with the Securities and Exchange Commission pursuant to Regulation S as transactions with non-U.S. persons or Section 4(2) as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated entities who are fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities for general corporate purposes and working capital needs of its subsidiaries.

     The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. On February 2, 2000, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register the resale of the common stock described above.

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

                        None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 14, 2000



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