Form 10QSB
period 2000-03-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2000-05-15
CIK 941814

                 U. S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                Form 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of May 5, 2000, there were 142,834,067 shares outstanding of $.001 par value common stock.

Transitional Small Business Disclosure Format (check one):

                      Yes ( )    No (X)

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                   INDEX

PART I.   FINANCIAL INFORMATION                               PAGE

          Item 1.   Consolidated Balance Sheets at
                    March 31, 2000 (unaudited) and
                    June 30, 1999 (audited)                      3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    nine months and three months ended
                    March 31, 2000 and 1999 (unaudited)        4-5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended
                    March 31, 2000 (unaudited)                   6

                    Consolidated Statements of Cash Flows
                    for the nine months ended
                    March 31, 2000 and 1999 (unaudited)        7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                     9-17

          Item 2.   Management's Discussion and Analysis      18-22


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            23

          Item 2.   Changes in Securities                        24

          Item 3.   Defaults Upon Senior Securities              24

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                             24

          Item 5.   Other Events                                 24

          Item 6.   Exhibits and Reports on Form 8-K             24

SIGNATURES                                                       25

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars and Shares in Thousands)

                                                 March 31,         June 30,
                                                   2000              1999
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  11,417       $   3,284
  Trade accounts receivable                           1,300             286
  Refundable taxes                                       32             408
  Prepaid expenses and other current assets             990             112
                                                  ---------       ---------
                                                     13,739           4,090

PROPERTY AND EQUIPMENT, NET                           3,961           3,244
INTANGIBLE ASSETS, NET                               16,622          12,596
                                                  ---------       ---------
TOTAL ASSETS                                      $  34,322       $  19,930
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $   2,572       $   4,653
  Accrued expenses and other current liabilities      2,138             524
  Note payable to related party                           -           2,000
  Excess of net liabilities over assets of
   unconsolidated subsidiaries                            -          32,413
                                                  ---------       ---------
TOTAL LIABILITIES                                     4,710          39,590
                                                  ---------       ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 138,984 shares at
 March 31, 2000 and 124,235 at June 30, 1999            139             124
WARRANTS OUTSTANDING, NET                            11,001           2,322
ADDITIONAL PAID-IN-CAPITAL                          256,101         228,611
ACCUMULATED DEFICIT                                (237,641)       (252,065)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)            12           1,348
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 29,612        ( 19,660)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  34,322       $  19,930
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                  NINE MONTHS ENDED        THREE MONTHS ENDED
                                      MARCH 31,                MARCH 31,
                                ---------------------     ---------------------
                                          As Restated               As Restated
                                  2000        1999          2000        1999
                                --------   ---------      --------   ---------
REVENUE                         $  3,206    $      -      $  1,989    $      -
COST OF REVENUE                    2,406           -         1,510           -
                                --------   ---------      --------    --------
GROSS PROFIT                         800           -           479           -

Salaries and benefits              3,812       1,237         1,528         416
Operating expenses                   777           -           429           -
Marketing expenses                   951          96           327          96
Research and development           2,334       1,764           824         681
General and administrative
 expenses                          7,493       2,667         2,170       1,391
Depreciation and amortization      3,765         102         1,482          36
Equity in losses of
  unconsolidated subsidiaries          -      16,764             -      13,951
                                --------   ---------      --------    --------
LOSS FROM OPERATIONS             (18,332)    (22,630)      ( 6,281)    (16,571)

OTHER INCOME (EXPENSE)
 Interest income                     295         257           194         145
 Interest expense                (    41)    (     2)      (     2)    (     2)
                                --------    --------      --------    --------
Net loss before extraordinary
 item                            (18,078)    (22,375)      ( 6,089)    (16,428)

EXTRAORDINARY ITEM
 Gain on discharge of
  indebtedness                    32,502           -             -           -
                                --------    --------      --------    --------

NET INCOME (LOSS)               $ 14,424    $(22,375)     $( 6,089)   $(16,428)

OTHER COMPREHENSIVE
 INCOME (LOSS):
  Foreign currency
   translation adjustment             12           -            39           -
                                --------    --------      --------    --------

COMPREHENSIVE INCOME (LOSS)     $ 14,436    $(22,375)     $( 6,050)   $(16,428)
                                ========    ========      ========    ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                  NINE MONTHS ENDED       THREE MONTHS ENDED
                                      MARCH 31,                MARCH 31,
                                ---------------------     ---------------------
                                          As Restated               As Restated
                                  2000        1999          2000        1999
                                --------   ---------      --------   ---------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              131,771      59,043       138,984     113,203

BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE
  Net loss before
   extraordinary item           $(  0.14)   $(  0.38)     $(  0.04)   $(  0.15)
  Extraordinary item                0.25           -             -           -
                                --------    --------      --------    --------

  Net income (loss)             $   0.11    $(  0.38)     $(  0.04)   $(  0.15)
                                ========    ========      ========    ========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED MARCH 31, 2000
                      (Dollars and Shares in Thousands)


                                        COMMON STOCK           COMMON
                                    -------------------        STOCK
                                     NUMBER                   WARRANTS
                                       OF                     OUTSTAN-
                                     SHARES      AMOUNT       DING,NET
                                    --------     ------       --------
BALANCES, JUNE 30, 1999              124,235      $ 124       $ 2,322

Nine months ended
 March 31, 2000 (unaudited):
  Common stock issued for cash        11,807         12             -
  Common stock issued in settlement
   of loan payable                       500          1             -
  Common stock issued as
   consideration for acquisitions      2,442          2             -
  Common stock warrants issued, net
   of unearned consulting fees of
   $1,224                                  -          -         8,679
                                     -------      -----       -------
BALANCES, MARCH 31, 2000             138,984      $ 139       $11,001
                                     =======      =====       =======

                                                               ACCUMU-
                                                                LATED
                                                                OTHER
                                                               COMPRE-
                                      ADD'L.      ACCUMU-      HENSIVE
                                     PAID-IN       LATED       INCOME
                                     CAPITAL      DEFICIT      (LOSS)
                                    ---------    ----------   --------
BALANCES, JUNE 30, 1999             $228,611     $(252,065)   $ 1,348

Nine months ended
 March 31, 2000 (unaudited):
  Common stock issued for cash        25,588             -          -
  Common stock issued in settlement
   of loan payable                       999             -          -
  Commission on issuance of
   common stock                      ( 2,650)            -          -
  Common stock issued as
   consideration for acquisitions      6,460             -          -
  Common stock warrants issued       ( 4,988)            -          -
  Capitalization of note payable
   to related party                    2,081             -          -
  Net income                               -        14,424     (1,348)
  Currency translation adjustment          -             -         12
                                    --------     ---------    -------
BALANCES, MARCH 31, 2000            $256,101     $(237,641)   $    12
                                    ========     =========    =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)


                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                           As Restated
                                                  2000         1999
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $ 14,424     $(22,375)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 (32,502)           -
   Equity in losses from unconsolidated
    subsidiaries                                       -       16,764
   Depreciation and amortization                   3,765          102
   Issuance of common stock warrants for
    general and administrative expenses            3,691            -
   Settlement of interest upon capitalization
    of loan payable to related party                  81            -
 Change in current assets and liabilities
  which increase (decrease) cash, excluding
  effect of companies acquired:
     Trade accounts receivable                   (   289)           -
     Refundable taxes                            (    32)           -
     Prepaid expenses and other current assets   (   669)         238
     Accounts payable - trade                    ( 2,294)         112
     Accrued expenses and other current
      liabilities                                (   162)     (    66)
 Other                                                38           56
                                                --------     --------
 Net cash used in operating activities           (13,949)     ( 5,169)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           ( 1,004)     (   101)
 Cash received with companies acquired net
  of cash paid for companies acquired                136            -
 Advances to unconsolidated subsidiaries               -      ( 8,995)
                                                --------     --------
 Net cash used in investing activities           (   868)     ( 9,096)
                                                --------     --------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Thousands)


                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                           As Restated
                                                  2000         1999
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                    25,600       25,100
 Commission on sale of common stock              ( 2,650)     (   968)
                                                --------     --------
Net cash received from financing activities       22,950       24,132
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                 8,133        9,867

CASH AND EQUIVALENTS, BEGINNING OF PERIOD          3,284        1,391
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $ 11,417     $ 11,258
                                                ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      2     $      2
   Income taxes                                 $      -     $      -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock issued as consideration for
   acquisitions of NKA and TWC                  $  6,462     $      -
  Capitalization of note payable to related
   party                                        $  2,000     $      -
  Issuance of common stock in settlement of
   loan payable                                 $  1,000     $      -
  Issuance of common stock warrants for
   unearned consulting fees                     $  1,758     $      -
  Issuance of common stock in settlement of
   accounts payable and accrued liabilities $ - $ 56 Common stock issued as security for unconsolidated subsidiaries' potential
   liability to Frontier Corp.                  $      -     $ 11,250


See accompanying notes
                                    8

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 1999 Form 10-KSB and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission. The balance sheet at June 30, 1999 was derived from audited financial statements.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti is a diversified international telecommunications company with businesses that cover voice, data, Internet and wireless communications. The Company's businesses operate on the basis of two industry segments; IP/Internet Services and Wireless Messaging.

Clariti's IP/Internet Services group ("Clariti IP") consists of the following wholly owned subsidiaries:
     - Clariti IP Services, Inc., formerly MegaHertz-NKO, Inc., acquired May 7, 1999
     - Clariti IP Services Asia Pty., Ltd., formerly NKA Communications Pty., Ltd. ("NKA"), acquired October 12, 1999 (see Note 6)
     - Clariti Telecom, Inc., formerly Tekbilt World Communications, Inc. ("TWC"), acquired December 23, 1999 (see Note 6).

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

international calling card business sectors in Europe. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4).

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2000 and 1999 are referred to as Fiscal 3Q00 and Fiscal 3Q99, respectively, and the nine-month periods ended March 31, 2000 and 1999 are referred to as Fiscal Nine Months 2000 and Fiscal Nine Months 1999, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

As of June 30, 1999 and for Fiscal Nine Months 2000, the International Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the group filed for voluntary liquidation on October 11, 1999 (see
Note 5). The comparative financial statements included herein for Fiscal Nine Months 2000 and Fiscal 3Q99 have been restated to account for the International Telecommunications Group under the equity method (see Note 4).

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

Income Taxes
------------
There is no income tax benefit for operating losses for the three months and nine months ended March 31, 2000 and 1999 due to the following:

     Current tax benefit    - the operating losses cannot be carried back to
                              earlier years.

     Current tax provision  - utilization of net operating loss carryforward.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


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


NOTE 4 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In the Company's March 31, 1999 Form 10-QSB, the acquisition of GlobalFirst was accounted for using the purchase method of accounting as a reverse acquisition in which GlobalFirst was considered the accounting acquirer and Clariti was considered the acquired company. Consistent with such reverse acquisition accounting treatment, the consolidated financial statements for Fiscal Nine Months 1999 included in the Company's March 31, 1999 Form 10-QSB reflected the results of operations and cash flows of GlobalFirst for the full reporting periods and the results of Clariti from the acquisition date through the end of the period.

As of June 30, 1999 and for Fiscal Nine Months 1999, the International Telecommunications Group (including GlobalFirst) was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999 (see Note 5). In order to present prior period amounts on a basis consistent with those of the current period, results of operations and cash flows for Fiscal Nine Months 1999 have been restated to reflect the acquisition of GlobalFirst using the equity method of accounting. The following table presents the impact of this restatement on the consolidated statements of operations for Fiscal Nine Months 1999 and for Fiscal 3Q99. Amounts presented in the following table are in thousands of dollars, except per share amounts.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 4 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (continued)

                                          Amounts
                                         Previously       Restated
                                          Reported         Amounts
                                         ----------       ---------
Fiscal Nine Months 1999:
     Revenues                             $ 27,568        $      -
     Net loss                             $(42,391)       $(22,375)
     Net loss per share                   $  (0.71)       $(  0.38)

Fiscal 3Q99:
     Revenues                             $ 10,698        $      -
     Net loss                             $(19,683)       $(16,428)
     Net loss per share                   $  (0.17)       $(  0.15)

The impact of the restatement also resulted in changes to the consolidated statement of cash flows for Fiscal Nine Months 1999.


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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


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


NOTE 7 - COMPREHENSIVE INCOME

The Company has adopted FASB Statement 130, "Comprehensive Income." The Company's only item of comprehensive income that is excluded from net income for Fiscal 3Q00 and Fiscal Nine Months 2000 is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $39,000 and $12,000 during Fiscal 3Q00 and Fiscal Nine Months 2000, respectively. During Fiscal Nine Months 2000, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in Note 5 above.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

On or about June 17, 1999, Clariti, together with Mediatel, GlobalFirst and Chadwell Hall Holdings Limited (formerly the owner of record of a majority of Clariti stock), filed a Demand for Arbitration with the American Arbitration Association against Frontier concerning obligations arising under a March 4, 1999 agreement entered into by and among Frontier and Mediatel, GlobalFirst, Chadwell Hall and Clariti (the "March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 5,000,000 shares of its common stock as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst. The amount due Frontier by Mediatel and Global First as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance." The terms of the March 4 Agreement provide in part that Chadwell Hall is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the 5,000,000 shares of Clariti common stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the 5,000,000 shares of Clariti common stock by Chadwell Hall, Clariti may purchase any portion or all of the 5,000,000 shares of its common stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of the 5,000,000 shares of Clariti common stock in order to satisfy the Account Balance. If Frontier sells all 5,000,000 shares of Clariti common stock for

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

less than the Account Balance, GlobalFirst, Mediatel and Chadwell Hall are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of the 5,000,000 shares of Clariti common stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti common stock. Frontier, in its recent filing with the American Arbitration Association, has alleged that
(i) the Account Balance is at least $14,000,000; (ii) Clariti fraudulently failed to disclose material information to Frontier at the time of signing the March 4 Agreement; (iii) Clariti, together with GlobalFirst, Mediatel and Chadwell Hall, breached the March 4 Agreement and (iv) Clariti, together with GlobalFirst, Mediatel and Chadwell Hall, are liable to Frontier for an amount to be determined by the Arbitrators, but at least $14,000,000. Clariti disputes these allegations of Frontier. Further, Clariti believes that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 agreement is limited to the delivery of the 5,000,000 shares of Clariti common stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the account balance, and (iii) the allegation of Frontier that Clariti fraudulently failed to disclose material information to Frontier is incorrect. If Frontier is successful in its position, Clariti would have a significant obligation to Frontier if the value of the 5,000,000 shares of Clariti common stock is less than the Account Balance. Further, if neither Clariti nor Chadwell Hall purchases the 5,000,000 shares of Clariti common stock from Frontier and Frontier is then able to sell a significant amount of such shares in the open market, the market price of Clariti's common stock may decline.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. This appeal is currently pending. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4). The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 9 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, formerly its majority shareholder of record, in the amount of $3,000,000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal Nine Months 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.


NOTE 10 - COMMON STOCK

During Fiscal Nine Months 2000 the Company sold approximately 11,807,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $22,950,000. In addition, the Company issued 500,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to the Company. As further described in Note 6 above, approximately 2,442,000 shares of the Company's common stock was issued in connection with acquisitions of other companies.


NOTE 11 - COMMON STOCK OPTIONS

During Fiscal Nine Months 2000, the Company issued options to purchase a total of 2,210,000 shares of the Company's common stock to several new and existing employees and directors of the Company. These stock options may be exercised over a period of 10 years at the fair market value on the date of the grant (weighted average price of $2.74 per share) and generally carry such other terms as if they had been issued under the Company's Stock Option Plan. In addition, a total of 169,082 options to purchase the Company's common stock expired without being exercised. These expired options carried a weighted average price of $2.78 per share.


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

During Fiscal Nine Months 2000 the Company issued a total of 12,306,666 warrants in connection with the issuance of a like number shares of common stock to third party investors. Such warrants were issued with exercise prices ranging from $3.00 per share to $5.00 per share and expiration dates ranging from June 15, 2000 to March 31, 2001. The Black-Scholes model valued these warrants at a total of $4,988,000.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 12 - COMMON STOCK WARRANTS (continued)

During Fiscal Nine Months 2000 the Company also issued to several consultants warrants to purchase a total of 3,310,000 shares of the Company's common stock at prices ranging from $2.38 per share to $4.00 per share. The warrants were issued for services rendered or to be rendered and expire 2 to 3 years from the date of grant. The Black-Scholes model valued these warrants at a total of $4,915,000, of which $3,691,000 was recognized as general and administrative expenses in the Fiscal Nine Months 2000 consolidated statement of operations and $1,224,000 was reflected as reduction of warrants outstanding at March 31, 2000 because the value of such warrants had not been earned.


NOTE 13 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding were the same for Fiscal Nine Months 2000, Fiscal Nine Months 1999, Fiscal 3Q00 and Fiscal 3Q99 because the effect of using the treasury stock method would be antidilutive.


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

Fiscal Nine Months 2000
-----------------------
                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Revenues                  $  3,206      $      -      $      -      $  3,206
                          --------      --------      --------      --------
Loss before
 extraordinary item       $( 6,881)     $( 3,337)     $( 7,860)     $(18,078)
Extraordinary item               -             -        32,502        32,502
                          --------      --------      --------      --------
Net income (loss)         $( 6,881)     $( 3,337)     $ 24,642      $ 14,424
                          ========      ========      ========      ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999


NOTE 14 - SEGMENT INFORMATION (continued)

Fiscal Nine Months 2000
-----------------------
                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Per Share Amounts:
   Loss before
    extraordinary item    $(  0.05)     $(  0.03)     $(  0.06)     $(  0.14)
   Extraordinary item            -             -          0.25          0.25
                          --------      --------      --------      --------
   Net income (loss)      $(  0.05)     $(  0.03)     $   0.19      $   0.11
                          ========      ========      ========      ========
Total assets at
 March 31, 2000           $ 21,762      $    741      $ 11,819      $ 34,322
                          --------      --------      --------      --------
Fiscal 3Q00
-----------
                        IP/Internet     Wireless      Corporate
                         Services       Messaging     and Other       Total
                        -----------     ---------     ---------     ---------
Revenues                  $  1,989      $      -      $      -      $  1,989
                          --------      --------      --------      --------
Net loss                  $( 2,604)     $( 1,171)     $( 2,314)     $( 6,089)
                          --------      --------      --------      --------
Net loss per share        $(  0.02)     $(  0.01)     $(  0.01)     $(  0.04)
                          --------      --------      --------      --------


NOTE 15 - SUBSEQUENT EVENT
--------------------------
In April 2000, Clariti completed a private placement to several foreign institutional investors of 3,850,000 shares of its common stock for aggregate proceeds of $10,588,000 which, after commissions of $1,165,000, resulted in net proceeds to Clariti of $9,423,000. In connection with this private placement, Clariti also issued 1,060,000 warrants to purchase Clariti common stock at a price of $3.025 per share. These warrants expire in April 2003.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its digital voice messaging technology
     - expand its telecommunications business using Clariti IP's managed IP network infrastructure as well as the business operations of NKA and TWC
     - integrate the business operations of Clariti IP Services with those of NKA and TWC
     - increase revenue for remainder of Fiscal 2000 as a consequence of acquisitions of NKA and TWC
     - adequacy of existing financing arrangements and ability to obtain the necessary financing to achieve it business plans

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, risks related to the various technical aspects of developing the Company's wireless voice messaging technology and the market acceptance of same, as well as other risks referenced in the Company's annual report on Form 10-KSB for the year ended June 30, 1999 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     Clariti's subsidiary businesses consist of the IP/Internet Services group and Wireless Messaging.

     Clariti's IP/Internet Services group consists of Clariti IP Services, formerly MegaHertz-NKO, Inc., which was acquired on May 7, 1999, Clariti IP Services Asia, formerly NKA Communications Pty., Ltd., which was acquired on October 12, 1999, and Clariti Telecom, formerly Tekbilt World Industries, Inc., which was acquired on December 23, 1999 (see Note 6 to the consolidated financial statements). Clariti's IP/Internet Services group is a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services (voice, data, fax and video) in the United States and Australia. Clariti's IP/Internet Services group is also an Internet Service Provider ("ISP") in the United States, offering dial up and dedicated access, customized Web hosting and e-commerce. The acquisitions of Clariti IP Services Asia in October 1999 and Clariti Telecom in December 1999 will provide the Company's consolidated revenues during the remainder of Fiscal 2000.

     Clariti Wireless Messaging is pursuing a business strategy of bringing innovative, affordable, wireless telecommunications products and services to markets worldwide. Clariti Wireless Messaging is currently developing the world's first low-cost Digital Voice Messaging System for use on FM radio frequencies based on the Company's ClariCAST(TM) technology.

Other Developments
------------------
     The Company acquired GlobalFirst Holdings Limited in December 1998 and Mediatel Global Communications Limited in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries comprised the Company's International Telecommunications Group and were telecommunications resellers operating in the residential, commercial and international calling card business sectors. On October 11, 1999, the International Telecommunications Group filed for voluntary liquidation under the laws of the United Kingdom and ceased operations of the Group. This voluntary liquidation was undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to Clariti. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group.

Results of Operations
---------------------
     As of June 30, 1999 and for the period from July 1, 1999 to October 11, 1999, the International Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999. The comparative prior period financial information included herein has been restated to account for the International Telecommunications Group under the equity method (see Note 4 to the consolidated financial statements).

Three Months Ended March 31, 2000
v. Three Months Ended March 31, 1999
------------------------------------
     For the three months ended March 31, 2000 ("Fiscal 3Q00"), the Company had a net loss of $6,089,000, or $0.04 per share, on revenue of $1,989,000 compared to a net loss of $16,428,000, or $0.15 per share, on no revenue for the three months ended March 31, 1999 ("Fiscal 3Q99"). All of the Fiscal 3Q00 revenues were generated by the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999.

     Salaries and benefits in Fiscal 3Q00 increased $1,112,000, or 267%, to $1,528,000 as compared to $416,000 in Fiscal 3Q99. Of this increase, $809,000, or 73%, was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $303,000, or 27%, was attributable to increased employment in Clariti Wireless Messaging and Corporate staff. Operating expenses in Fiscal 3Q00 were $429,000 as compared to no operating expenses in Fiscal 3Q99. All of the Fiscal 3Q00 operating expenses were attributable to the IP/Internet Services group. Marketing expenses in Fiscal 3Q00 increased $231,000, or 241%, to $327,000 as compared to $96,000 in Fiscal 3Q99. Substantially all of this increase was attributable to the IP/Internet Services group. All research and development expenses related to the development of the Digital Voice Messaging System. Such R&D expenses in Fiscal 3Q00 increased $143,000, or 21%, to $824,000 as compared to $681,000 in Fiscal 3Q99 due to expansion and acceleration of the Company's efforts to complete development of the Digital Voice Messaging System. General and administrative expenses in Fiscal 3Q00 increased $779,000, or 56%, to $2,170,000 as compared to $1,391,000 in Fiscal 3Q99. Of this increase, $132,000, or 17%, was attributable to the IP/Internet Services group, and $1,066,000, or 137%, was due to the recognition of common stock warrants issued as compensation to several consultants. Partially offsetting these increases was a $395,000 refund of United Kingdom value added taxes received in Fiscal 3Q00, which reduced the percentage increase in general and administrative expenses by 28%. Depreciation and amortization expense increased from $36,000 in Fiscal 3Q99 to $1,482,000 in Fiscal 3Q00. Substantially all of this $1,446,000 increase was due to goodwill amortization resulting from the May, October and December 1999 acquisitions of the component parts of the IP/Internet Services group and to depreciation expense of the IP/Internet Services group. Results of operations for Fiscal 3Q99 also include the recognition of equity in net losses of GlobalFirst and Mediatel of $13,951,000, which reflects net losses of GlobalFirst and Mediatel from their respective acquisition dates.

Nine Months Ended March 31, 2000
v. Nine Months Ended March 31, 1999
-----------------------------------
     For the nine months ended March 31, 2000 ("Fiscal Nine Months 2000"), the Company had net income of $14,424,000, or $0.11 per share, on revenue of $3,206,000 compared to a net loss of $22,375,000, or $0.38 per share, on no revenue for the nine months ended March 31, 1998 ("Fiscal Nine Months 1999"). Excluding a $32,502,000, or $0.25 per share, extraordinary gain, the Company had a net loss of $18,078,000, or $0.14 per share, in Fiscal Nine Months 2000. The Company's Fiscal Nine Months 2000 revenues were generated by the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999.

     On October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. As of June 30, 1999, the Company had written off all assets related to the International Telecommunications Group and had accrued for all of the Group's estimated losses from operations up to the date of liquidation. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group, and as a result the Company recognized an extraordinary gain of $32,502,000 on the discharge of such indebtedness in Fiscal Nine Months 2000.

     Salaries and benefits in Fiscal Nine Months 2000 increased $2,575,000, or 208%, to $3,812,000 as compared to $1,237,000 in Fiscal Nine Months 1999. Of this increase, $1,704,000, or 66%, was attributable to the IP/Internet Services group, the component parts of which were acquired in May, October and December 1999, and $871,000, or 34%, was attributable to increased employment in Clariti Wireless Messaging and Corporate staff. Operating expenses in Fiscal Nine Months 2000 were $777,000 as compared to no operating expenses in Fiscal 3Q99. All of the Fiscal Nine Months 2000 operating expenses were attributable to the IP/Internet Services group. Marketing expenses in Fiscal Nine Months 2000 increased $855,000, or 891%, to $951,000 as compared to $96,000 in Fiscal Nine Months 2000. Of this increase, $723,000, or 85%, was attributable to the IP/Internet Services group, and $154,000, or 18%, was attributable to Clariti Wireless Messaging as completion of development of the Digital Voice Messaging System nears. All research and development expenses related to the development of the Digital Voice Messaging System. Such R&D expenses in Fiscal Nine Months 2000 increased $570,000, or 32%, to $2,334,000 as compared to $1,764,000 in
Fiscal Nine Months 1999 due to expansion and acceleration of the Company's efforts to complete development of the Digital Voice Messaging System. General and administrative expenses in Fiscal Nine Months 2000 increased $4,826,000, or 181%, to $7,493,000 as compared to $2,667,000 in Fiscal Nine Months 1999. Of this increase, $876,000, or 18%, was attributable to the IP/Internet Services group, and $3,691,000, or 76%, of the increase was due to the issuance of common stock warrants as compensation to consultants. The remaining $259,000, or 6%, of the increase was due to an overall expansion of the Company's business activities, partially offset by a $395,000 refund of United Kingdom value added taxes received in Fiscal Nine Months 2000. Depreciation and amortization increased from $102,000 in Fiscal Nine Months 1999 to $3,765,000 in Fiscal Nine Months 2000, of which $2,405,000 was goodwill amortization resulting from the May, October and December 1999 acquisitions of the component parts of the IP/Internet Services group and $1,196,000 was depreciation expense of the IP/Internet Services group. Results of operations for Fiscal Nine Months 1999 also include the recognition of equity in net losses of GlobalFirst and Mediatel of $16,764,000, which reflects net losses of GlobalFirst and Mediatel from their respective acquisition dates.

Liquidity and Capital Resources
-------------------------------
     At March 31, 2000, the Company had working capital of $9,029,000 (including a cash balance of $11,417,000) as compared to a working capital deficit of $35,500,000 (including a cash balance of $3,284,000) at June 30, 1999. The working capital increase of $44,529,000 is primarily due to the following:
     - the discharge of indebtedness of approximately $32,502,000 related to the liquidation of the International Telecommunications Group; and
     - the sale of 11,807,000 shares of common stock for proceeds, net of commissions, of $22,950,000 during Fiscal Nine Months 2000.
These working capital improvements were partially offset by use of cash in operations during Fiscal Nine Months 2000.

     After the end of 3Q00, in April 2000, Clariti completed a private placement to several foreign institutional investors of 3,850,000 shares of its common stock for aggregate proceeds of $10,588,000 which, after commissions of $1,165,000, resulted in net proceeds to Clariti of $9,423,000.

     Management believes that existing cash balances will enable the Company to continue developing its Digital Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of the IP/Internet Services Group for the remainder of calendar year 2000. The Company currently has no bank lines of credit.

     Management is aware however that significant additional funding will be required beyond its year-end 2000 to launch the Wireless Voice Messaging
System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

     On May 12, 2000, the Company filed with the SEC Amendment No. 1 to its Form S-3 registration statement seeking to register the resale by the holders thereof of up to 117,378,388 shares of common stock that had previously been issued in private placements and up to 16,741,666 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants. As of May 1, 2000, the Company had 83,974,321 shares (including 81,701,988 shares covered by Amendment No. 1 to the Form S-3 registration statement) subject to lock-up agreements. The parties to the lock-up agreements are not permitted to sell their shares until the expiration of the lock-up period without prior consent from the Company. Current lock-up agreements have expiration dates ranging from June 2000 to March 2002. The expiration of a particular lock-up period could have a depressive effect on the market price of the Company's common stock, potentially creating greater difficulty for the Company to raise additional equity capital. Amendment No. 1 to the Form S-3 registration statement also seeks to register common stock underlying a total of 16,741,666 warrants with strike prices ranging from $3.00 to $5.00 per share. If all of the warrants are exercised, the Company will receive proceeds of approximately $52,569,000.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

     On or about June 17, 1999, Clariti, together with Mediatel, GlobalFirst and Chadwell Hall Holdings Limited (formerly the owner of record of a majority of Clariti stock), filed a Demand for Arbitration with the American Arbitration Association against Frontier concerning obligations arising under a March 4, 1999 agreement entered into by and among Frontier and Mediatel, GlobalFirst, Chadwell Hall and Clariti (the "March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 5,000,000 shares of its common stock as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst. The amount due Frontier by Mediatel and Global First as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance." The terms of the March 4 Agreement provide in part that Chadwell Hall is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the 5,000,000 shares of Clariti common stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the 5,000,000 shares of Clariti common stock by Chadwell Hall, Clariti may purchase any portion or all of the 5,000,000 shares of its common stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of the 5,000,000 shares of Clariti common stock in order to satisfy the Account Balance. If Frontier sells all 5,000,000 shares of Clariti common stock for less than the Account Balance, GlobalFirst, Mediatel and Chadwell Hall are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of the 5,000,000 shares of Clariti common stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti common stock. Frontier, in its recent filing with the American Arbitration Association, has alleged that
(i) the Account Balance is at least $14,000,000; (ii) Clariti fraudulently failed to disclose material information to Frontier at the time of signing the March 4 Agreement; (iii) Clariti, together with GlobalFirst, Mediatel and Chadwell Hall, breached the March 4 Agreement and (iv) Clariti, together with GlobalFirst, Mediatel and Chadwell Hall, are liable to Frontier for an amount to be determined by the Arbitrators, but at least $14,000,000. Clariti disputes these allegations of Frontier. Further, Clariti believes that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 agreement is limited to the delivery of the 5,000,000 shares of Clariti common stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the account balance, and (iii) the allegation of Frontier that Clariti fraudulently failed to disclose material information to Frontier is incorrect. This arbitration matter is currently pending.

     On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary, seeking payment for long-distance telephone services pursuant to a contract between IDT and

GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. This appeal is currently pending. As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses (see Note 4 to the consolidated financial statements included herein). The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.


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

Dated:  May 15, 2000



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