Form 10-K
period 2000-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2000-09-28
CIK 941814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2000            Commission File No. 33-90344

                 Clariti Telecommunications International, Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               23-2498715
-----------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

        1735 MARKET STREET
  MELLON BANK CENTER, SUITE 1300
    PHILADELPHIA, PENNSYLVANIA                              19103
----------------------------------------            ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant's common stock, as of September 15, 2000 was approximately $102,902,000 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

The number of shares outstanding of the registrant's common stock, as of September 15, 2000 was 35,836,017.

                      DOCUMENTS INCORPORATED BY REFERENCE
None

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------
     Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is positioning itself to be a supplier of advanced telecommunications products. The combination of wireless, switched, and Internet Protocol ("IP") technologies will enable Clariti to offer enhanced telecommunications products to the wholesale, business-to-business, and consumer markets in the United States and internationally.

     The current focus of Clariti's business is in two industry segments: wireless messaging services and telephony/Internet services. Clariti's wireless technology will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device. Clariti's telephony/Internet business is an international facilities-based carrier that utilizes both IP and circuit switched technologies over a unified messaging platform, and includes the following services:
     - prepaid phone cards;
     - residential and business long distance services;
     - fax and data services;
     - traditional dial-up Internet access, web site design and hosting; and
     - Digital Subscriber Line ("DSL") connections for business customers.

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

     In 1995, the Company began shifting its focus to telecommunications, and as a result, no longer has a significant interest in the music and recording business. Since then, the Company has taken several major steps toward achieving its goal of becoming a complete supplier of telecommunications products:

     - In April 1995, the Company acquired its wireless messaging technology.

     - In May 1999, the Company acquired MegaHertz-NKO, Inc., a company formed in January 1999 to succeed to the operations of MegaHertz Communications Corp., an Internet Service Provider, and NKO, Inc., a provider of enhanced telecommunications and IP telephony services (voice, data, fax and video). In December 1999, the Company acquired Tekbilt World Communications, Inc., a facilities-based provider of IP and conventional switched telecommunications services with a large distribution network. The Company has integrated these two acquisitions into a single advanced telecommunications business now known as Clariti Telecom, Inc.

     - In October 1999, the Company acquired NKA Communications Pty, Ltd. ("NKA"), an Australian based provider of telephony to corporate clients. The Company changed NKA's name to Clariti Telecommunications Pty Ltd. ("Clariti Australia").

     - In December 1998, the Company acquired GlobalFirst Holdings, Ltd. ("GlobalFirst"). In March 1999, the Company acquired Mediatel Global Communications, Ltd. ("Mediatel"). GlobalFirst and Mediatel were telecommunications companies that sold long distance and local telephone services, including prepaid phone cards, principally in the United Kingdom and France. In February 1999, the Company sold the group of GlobalFirst subsidiaries that had been operating public call offices ("PCO's") in Europe. The United Kingdom and European telecommunications markets have been experiencing intensive competition as a result of the on-going deregulation. This competition caused significant downward pressure on prices and results of operations of GlobalFirst and Mediatel. As a result of the significant operating losses incurred by these businesses, management concluded that GlobalFirst and Mediatel could not pay their debts and made the decision to liquidate their operations. As of October 11, 1999, GlobalFirst, Mediatel and their subsidiaries filed for voluntary liquidation in the United Kingdom and all of their operations ceased as of that date.

     The Company's businesses operate on the basis of two industry segments; Wireless Messaging and Telephony/Internet Services. Wireless Messaging consists of the Company's efforts to develop and commercialize its wireless messaging technology. Telephony/Internet Services consists of the telephony and Internet services provided by Clariti Telecom, Inc. and Clariti Australia. The following sections further describe the Company's business operations in each of these industry segments.

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

Wireless Voice Messaging System

     The first significant application of the Company's patented technology is a Wireless Voice Messaging System. Currently under development, the ClariCAST(TM) digital Wireless Voice Messaging System will allow a designated FM radio station to provide a service that transmits a message to the owner of a handheld voice messaging player, known as a Voca(TM), in the actual voice of the person generating the message. A subscriber to the system must first buy a Voca(TM) and then pay a monthly subscription fee for the wireless voice messaging service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the system's central voice messaging terminal. The calling party's message is then digitized, compressed and transmitted by the radio station's FM transmitter to the specific subscriber's Voca(TM). The ClariCAST(TM) system transmits messages that coexist with, but do not interfere with the FM radio station's existing commercial broadcasts.

Wireless Voice Messaging Technology

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

     The Company has developed patented technology for sending digital voice messages over FM-SCA frequencies. A state-of-the-art voice compression algorithm creates a compact digital representation of the original voice message. Using advanced coding technology, the ClariCAST(TM) system creates a transmission waveform (modulated carrier) that enables the compact digital voice messages to be transmitted wirelessly at high data rates over an FM-SCA channel. The digital signal incorporates advanced error correction schemes to overcome the environmental distortions found in all wireless transmissions.

FM-SCA Broadcasting

     Two significant advantages of the Company's technology as compared to conventional paging and cellular technology are (1) FM-SCA channels do not require new radio frequency spectrum allocation and (2) the transmission infrastructure for FM-SCA already exists in the form of the FM radio station's equipment. As a result, the Company's Wireless Voice Messaging System will require significantly less investment to establish a network and acquire the necessary hardware (expected to be between $100,000 and $200,000 per city as compared to the millions of dollars typically required for paging and cellular systems). In addition, the existence of the FM radio station's transmission infrastructure and the simplicity of the Company's Wireless Voice Messaging System will allow for more rapid installation of the system. The Company expects to be able to install a city-wide ClariCAST(TM) system in several days rather than the many months required for paging and cellular systems.

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

Wireless Voice Messaging System Design

     The Wireless Voice Messaging System is comprised of 4 major components:
          - FM radio station's transmission facility (utilized by the Company for its wireless infrastructure)
          - Voice Messaging Terminal
          - SCA Generator
          - Voca(TM) Wireless Voice Message Player

     The FM radio station's transmission facility includes the antenna tower and all the other equipment used by the FM radio station for its main channel programming. This facility is already in place and owned by the FM radio station. The Company expects to lease one or both of the SCA channels from the FM radio station. The Voca(TM) must be within receiving distance of the FM radio station's signal in order to receive the message.

     The Voice Messaging Terminal incorporates a full-featured voicemail system. It automatically answers incoming telephone calls with a customized greeting from the subscriber, prompts the caller to leave a message, and records the message in the caller's voice. After the caller has hung up, the voice message is digitally compressed into a compact digital packet and the appropriate Voca(TM) address is added. These packets are then forwarded to the SCA Generator for modulation and mixing with the FM station's main channel programming. This combined signal is then sent through the FM radio station's transmitter.

     The Voca(TM) receives the signal from the FM radio station, extracts the messages that are addressed to it, and decodes the message. An audible or vibrating signal alerts the user that a message has been received. Upon playback the user listens to the message in the caller's actual voice. The user can play, fast forward, rewind, save, and delete messages, similar to using voicemail or a home answering machine.

Status of Wireless Voice Messaging System Development

     During the last fiscal year, the Company has been in the process of completing development and testing of the Wireless Voice Messaging System. In June 2000, the Company successfully tested the Wireless Voice Messaging System in Milan, Italy, thus demonstrating that the system can operate effectively in international markets as well as those in the U.S.

     The system components that are being developed and tested include the Voca(TM), the Voice Messaging Terminal and the SCA Generator. Development of the Voca(TM) is now substantially complete and optimizations are being made in preparation for commercial launch. Likewise, development of the Voice Messaging Terminal and SCA Generator also is substantially complete. The Voice Messaging Terminal is in the final stages of being integrated with the billing and customer care system. This integration will provide a seamless, automated process to activate subscribers, record their message activity, and invoice them at the end of the billing cycle. Ongoing field testing of the system on an end-to-end basis is currently under way, as is network deployment in the first city in which commercial launch is planned.

     The Company expects to launch its commercial wireless voice messaging service in one U.S. city during the current fiscal year. The Company anticipates rolling out its voice messaging service in multiple cities and multiple countries during 2001. New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, market acceptance, and technical problems. There can be no assurance as to when, or whether, the Wireless Voice Messaging System will be successfully completed. No assurance can be given that products can be developed within a reasonable development schedule, if at all, or that they can be produced at a reasonable cost. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

Commercialization of the Wireless Voice Messaging System

     For commercialization of the Company's Wireless Voice Messaging System, the Company will be required to secure the use of FM radio subcarrier frequencies in the markets it intends to enter. Based on the experience of its management, the Company does not expect difficulty in accessing such frequencies. The Company has already secured the use of several FM radio subcarrier frequencies in the U.S. city in which it plans to launch its first commercial voice messaging service during the current fiscal year. However, there can be no assurance that FM radio station owners in other targeted market areas will make their subcarrier frequencies available for use by the Company, which would have a material adverse effect on the Company's business.

Marketing the Wireless Voice Messaging System

    	Management believes there is market potential for its wireless voice messaging service in many international markets. With its large installed base of voicemail users, plus users of messaging products with voicemail boxes, the U.S. represents a significant business opportunity. However, the opportunities may even be greater in emerging markets such as China and Brazil. According to Strategis Group, there are currently approximately 190 million paging subscribers worldwide, with the vast majority of those outside the U.S., Western Europe, and Japan. In these emerging markets, there appears to be significant pent-up demand for communications capabilities, yet only a small percentage of users can afford cellular phones. The Company believes its product, with its combination of wireless capabilities, digital voice communications, and affordability, will appeal to a large number of potential users in these markets. In addition, the Company's FM-SCA technology makes it possible to rapidly deploy systems in just about any country with FM radio stations.

     Within the United States, the Company plans to develop a network of ClariCast(TM) systems by negotiating arrangements with FM radio station owners to utilize their FM-SCA channels. Outside the U.S., the Company plans to develop partnerships with local companies to help market the wireless information service. The Company expects to seek out partners who are experienced with marketing and distribution of telecommunications products in their respective geographic areas. The Company believes this approach will provide it with the ability to address multiple markets simultaneously.

	The marketing strategy in each location will vary, depending on the local market environment. However, several elements of the strategy are likely to be similar. First, the Company and its local partner(s) expect to position the product and service relative to other popular telecommunications products and services. Since the Company's product shares common attributes with pagers, voicemail, and cellular phones, it is possible that Wireless Voice Messaging will be positioned differently in different locations. Second, the Company and its local partner(s) will determine the best mix of sales and distribution. In most locations, the Company anticipates using a variety of distribution channels, including selling directly to corporate accounts, through retail electronic outlets, or through wireless dealers.

     The Company anticipates that it will, as an ongoing activity, investigate prospective partners for the purpose of marketing, selling and distributing the Company's Wireless Voice Messaging products and services in various locations worldwide. In March 2000, the Company and Albacom SpA, the Italian telecommunications provider for businesses, signed a Memorandum of Understanding ("MOU") to explore the potential for integrating Clariti's wireless technology and products into Albacom's services portfolio in Italy and other European countries. In September 2000, the Company also signed a MOU with Broadnet, a European subsidiary of Comcast Corporation that provides Internet, communication and applications services, to explore integrating Clariti's wireless technology into Broadnet's portfolio of services for small and medium sized businesses in Portugal. The Company expects to enter discussions with other parties regarding partnership opportunities in other regions. There can be no assurance however that the Company will be successful in its efforts to execute the terms of these MOU's, nor can there be any assurance that the Company will be successful in its efforts to enlist strong partners in every market it plans to enter.

     The Company has conducted market research indicating that users prefer its Wireless Voice Messaging System over standalone voicemail accounts and other wireless devices. In March 2000, Clariti commissioned a U.S. market research study conducted by Strategic Resource Partners ("SRP"), a marketing and research firm whose principals have conducted consumer surveys for other leading technology firms such as Motorola, Apple, and Microsoft. SRP conducted in-depth one-on-one interviews with teens, "soccer moms", and business professionals in four U.S. cities. The screened participants either already owned a wireless device (cellular phone or pager), or were planning to purchase a wireless device within the next 12 months. Survey results indicated that 59% of respondents would buy a Voca(TM) and sign up for Clariti's wireless
messaging service.   These results confirm findings from Clariti's previous
focus groups and consumer testing. Of the 59% that indicated that they would purchase Clariti's wireless product, the majority of these consumers stated that they would replace their existing pager or answering machine with a Voca(TM). SRP observed that survey participants quickly understood the product concept and grasped its benefits. Upon extrapolating the research results, SRP calculated that U.S. market demand for Clariti's wireless service could reach 15 million subscribers once the product is available nationwide. The SRP survey had a sampling error of +/-10%.

     The Company expects to be able to offer its wireless voice messaging service at a price much less expensive than cellular phone service. Although final pricing has not yet been determined, the Company plans to offer the Voca(TM) for under $100, with typical wireless messaging service plans of $10 to $15 per month. As a result, management believes the Company will be able to successfully market its Wireless Voice Messaging System; however, there can be no assurance that success will be achieved in each market the Company chooses to enter.

Competition

     The Company expects its Wireless Voice Messaging products and services to compete with those of numerous well-established companies that design, manufacture or market pagers, cellular phones, wireless communications systems, and paging and cellular services. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for pagers, cellular phones, and related products.

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

     The Company believes, based upon its market research, that text paging systems present a variety of problems with respect to cost and functionality. First, text paging services typically employ an expensive pool of typists whose job it is to answer phone calls and type the message into the paging system for transmission to the text paging subscriber. Second, these typists may not always understand the language/dialect/accent of the caller, or the terms used by the caller. This results in many translation errors. Third, many callers are reluctant to leave a confidential or personal message with a typist due to the lack of message security. By contrast, the Company's Wireless Voice Messaging technology is entirely automated, eliminating the need for this pool of typists. Fourth, text messages are unable to communicate the emotion of the caller (urgent, happy, angry, sarcastic). In many instances, particularly in certain cultures, there is as much information contained in the emotion or nuance of the spoken message as there is in the words themselves. Fifth, the investment required to establish a conventional text paging system, while less than that of a cellular phone system, is still substantial, and is much greater than the investment required to deploy the Company's Wireless Voice Messaging technology.

     A popular add-on service for pager users is voicemail. When a traditional pager user receives a voicemail message, their pager notifies them that a voicemail message has arrived, but the user does not know who the message is from, what the message is about, or its level of urgency. The individual carrying the pager needs to call a telephone number to listen to their voicemail message. The Company believes that its Wireless Voice Messaging service will be appealing to the millions of pager users with voicemail notification service.

     Voice paging has been around for many years, but its original design worked much like a one-way radio (i.e. a one-way walkie-talkie). However, it was too large and was inefficient in its use of radio spectrum. More recently there have been attempts by other companies to establish a commercial voice paging technology. The voice paging technology that reached the greatest user base is known as InFLEXion(TM) and was invented by Motorola. The InFLEXion(TM) system was installed and voice paging service offered in several United States cities by two paging carriers, PageNet and ConXus, during the late 1990's. Although users liked the service, the system was very expensive to deploy, similar to the cost of deploying a cellular phone system, causing both carriers to ultimately discontinue the service. The Company is aware of no other commercial voice messaging services similar to that which Clariti expects to launch in the fourth quarter of 2000.

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

Production and Manufacturing Plans

     The Company does not presently intend to establish its own manufacturing facilities to produce the Voca(TM), the Voice Messaging Terminal, or the SCA Generator. Instead, the Company plans to contract with other companies to manufacture such items. However, the Company may choose in the future to ship key component parts and sub-assemblies to contract manufacturers in other countries where its Wireless Voice Messaging products are being marketed in order to minimize tariffs and to be able to respond quickly to local market demand. In the event the Company does not operate its own manufacturing facilities, it will be dependent upon the ability of contract manufacturers to manufacture and assemble products in accordance with specifications provided by the Company. If such contractors are unable to meet these specifications or experience delays in delivering products to the Company, the Company's business would be adversely affected.

     Recently, worldwide demand for and production of wireless devices were greater than manufacturers and component suppliers had anticipated. As a result, there have been shortages of certain types of components used in manufacturing wireless devices, including some of those used in the Voca(TM). If such component suppliers are unable to meet industry demand for certain components and thus experience delays in delivering components, the Company's business would be adversely affected.

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

Patents and Trade Secrets

     In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July of 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan, and is still pending in three additional countries. In April

2000 the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in March 1999, on the overall design of its Wireless Voice Messaging Player, the Voca(TM). The Company's current patents expire between 2014 and 2016.

     During the past fiscal year, the Company has filed patent applications in the United States and multiple foreign countries on a number of additional patents. The Company has two pending patent applications for the protection of its proprietary wireless protocol and pending patent applications for a unique interference-reduction technique and an improved message quality estimator.

     There can be no assurance as to the ultimate success of the Wireless Voice Messaging System patent applications in the United States or any foreign country. Furthermore, even if patents are issued to the Company, there can be no assurance that such patents will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.


Telephony/Internet Services
---------------------------
     Clariti's telephony/Internet business is an international facilities-based carrier that utilizes both IP and circuit switched technologies over a unified messaging platform, and includes the following services:
     - prepaid and post paid phone cards;
     - residential and business long distance services;
     - fax and data services;
     - traditional dial-up Internet access, web site design and hosting; and
     - Digital Subscriber Line ("DSL") connections for business customers.

     The 1999 acquisitions of MegaHertz-NKO, NKA Communications, and Tekbilt World Communications have provided the Company with an operating base upon which to build a private managed network using IP and circuit switched technologies. In addition, the Company offers nationwide Internet access for individuals, businesses and organizations over a network backbone architecture delivering quality and consistency of service.

Products and Services

     The Company's telephony business offers prepaid phone cards, residential and business long distance, and fax services. As a domestic ISP, the Company offers traditional dialup access, web site design and hosting services. Server co-location and managed server services are also available. The Company's Internet services are currently available in all 50 states.

Circuit Switched Telephony

     The Company owns switch facilities in London, England and Philadelphia, Pennsylvania offering traditional telephony services. The Company focuses its switching capabilities on international destinations that provide margins superior to industry averages. At the same time, the Company is maximizing its margin opportunities in the U.S. by focusing on urban customers with high international traffic volumes.

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

     The Company is in the process of building an international network for its VoIP telephony business. It currently has points of presence ("POP's") in Florida, New York, Philadelphia, Los Angeles, Brazil, Peru, and Bulgaria.

Marketing

     The Company uses a small direct sales force focused principally on business customers and a group of agents, resellers and retailers focused principally on sales of prepaid calling cards and traditional long distance service. The Company's ISP services are marketed direct to consumers through advertising via the Internet, newspapers and other media.

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

Government Regulation
---------------------
     Several aspects of the telecommunications business are regulated by federal, state, local and foreign governments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Government Regulation for a detailed discussion of the impact of government regulation on the Company's businesses.

Research and Development
------------------------
     The Company's research and development costs relate exclusively to development of its Wireless Voice Messaging System and technology. Research and development costs incurred by the Company during the years ended June 30, 2000, 1999 and 1998 were $4,161,000, $2,465,000 and $1,188,000, respectively. The
Company has incurred cumulative research and development costs of $8,135,000 on the Wireless Voice Messaging System through June 30, 2000. As further described above, the Company currently expects to launch its commercial wireless voice messaging service in one U.S. city during the current fiscal year. If the commercial launch occurs as planned, the Company expects to have spent an estimated $1,700,000 on research and development of the Wireless Voice Messaging System between June 30, 2000 and the launch date. Management is aware, however, that there can be no assurances that the Wireless Voice Messaging System will be developed into a commercially viable product, or if developed, that it can be successfully marketed.

     After commercial launch, the Company expects to continue research and development activities related to its wireless messaging technology. Such efforts will be focused on improving the performance and functionality of the Wireless Voice Messaging system components as well as development of new applications for the technology.

     Management believes its technology has the capability to fill a need that exists worldwide for a wireless telecommunications network that can communicate information in an economically feasible manner without the need for significant investment capital requirements of traditional telecommunication and cellular infrastructure. Utilization of the existing telecommunications infrastructure and that of FM radio towers located around the world has the capability to provide such a network to the vast majority of the world's population. The Company plans to continue research and development into applications of its technology that have the potential to fill such a need.

Employees
---------
     As of June 30, 2000, the Company had a total of 139 employees, 93 of whom were employed in Telephony/Internet Services, 30 of whom were employed in Wireless Messaging and 16 of whom were employed in corporate administration. Substantially all of the Company's employees work on a full time basis and none of the Company's employees belong to a labor union. All of the Company's employees work in the United States with the exception of 30 employees who work in Australia.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company's headquarters are located at 1735 Market Street, Mellon Bank Center, Suite 1300, Philadelphia, Pennsylvania 19103, which the Company leases pursuant to a written lease agreement that expires in 2006.

     The Company's Wireless Messaging group is headquartered in an office building in Fort Washington, Pennsylvania, part of which the Company leases pursuant to a written sub-lease agreement that expires in November 2000. Wireless Messaging is planning to relocate its headquarters to another building in Fort Washington, part of which it has already leased pursuant to a written lease agreement that expires in 2005. The Wireless Messaging group also operates an engineering center in a corporate office park in Boynton Beach, Florida, which the Company leases pursuant to a written lease agreement that expires in 2005.

     The Company's Telephony/Internet Services group leases office facilities in several locations. Clariti Telecom is headquartered in an office building in Warminster, Pennsylvania, part of which it leases pursuant to a written lease agreement that expires in 2001. Clariti Telecom also leases office facilities in Jacksonville, Florida pursuant to a written lease agreement that expires in 2002. Clariti Australia is headquartered in an office building in Melbourne, Australia, part of which the Company leases pursuant to a written lease agreement that expires in 2001. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.


ITEM 3.     LEGAL PROCEEDINGS

     France Telecom SA v. Clariti Telecommunications International, Ltd. This matter was initiated in a complaint filed by Plaintiff, France Telecom SA, on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. Plaintiff's claim relates to a debt Plaintiff claims it is owed by Global First Communications SA, a French subsidiary of Global First Holdings Limited, for long-distance telephone services. Plaintiff claims that Clariti entered into negotiations with Plaintiff to resolve such debt in bad faith. Plaintiff seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). Plaintiff further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with Global First Communications SA. The Company intends to vigorously defend the claims asserted by Plaintiff. Clariti believes (i) that it did not negotiate with Plaintiff in bad faith, (ii) that it did not verbally or in writing make a promise to pay any obligations of Global First Communications SA, and (iii) that Clariti caused no damages to Plaintiff because commercial relations with Global First Communications SA had ceased before Clariti held any negotiations with Plaintiff. A first hearing on this complaint was held on September 13, 2000. The Court instructed Clariti to file a defense by October 11, 2000.

     IDT Corporation v. Clariti Carrier Services, Ltd. and Clariti
Telecommunications International, Ltd.   This matter was initiated by a
Complaint filed by Plaintiff, IDT Corporation on November 30, 1999 in the Court of Common Pleas of Philadelphia, PA. Plaintiff seeks payment for long-distance telephone services and claims, in part, that a contract, including all obligations arising thereunder, between the Plaintiff and Global First Communications, Ltd. ("Global First Com") was assigned to the Company. In the alternative, Plaintiff claims that the Company is the "alter ego" of Global First Com and is responsible for the debts of Global First Com. The Plaintiff has alleged damages in an amount of $690,163.07 plus interest, costs and attorneys fees. Company advises that it did not receive an assignment of the contract, did not receive such telephone services, and is not the "alter ego" of Global First Com. Preliminary objections were filed by the Company seeking dismissal of the Complaint on a number of grounds including, without limitation, jurisdictional issues. On March 20, 2000, the Court of Common Pleas, Philadelphia County, Pennsylvania, sustained Company's preliminary objections concerning the Court's jurisdiction over this matter. By sustaining this preliminary objection (i.e., stating that it did not have jurisdiction over this matter), it was unnecessary for the Court to decide upon the other preliminary objections. The Court's Order dismissed the Complaint on the basis of jurisdiction, provided that jurisdiction lies in England. If Clariti objects to jurisdiction in England, it is conceivable that the Court may then decide to hear the case subject to its decision on Company's other preliminary objections. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. At this juncture, the Superior Court will set forth a timetable for the parties to file legal briefs regarding the appeal. The Company intends to vigorously defend the claims asserted by Plaintiff.

     Clariti, et al. v. Frontier Corporation and Frontel Communications Limited (collectively "Frontier"). [American Arbitration Association Case No. 50 N 181 0021399]. On or about June 17, 1999 Clariti, together with Mediatel Global Communications Limited ("Mediatel"), Global First Communications Limited ("Global First") and Chadwell Hall Holdings Limited ("CHH") (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association against Frontier concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and Global First and Mediatel on the other part.
Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or Global First. Additionally, Clariti issued to Frontier 5,000,000 shares of its common stock as security for the remaining balance, if any, due Frontier by Mediatel and/or Global First ("Clariti Stock"). The amount due Frontier by Mediatel and Global First as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the Clariti Stock by CHH, Clariti (or its designee) may purchase any portion or all of the Clariti Stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 5,000,000 shares of Clariti Stock for less than the Account Balance, Global First, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the

Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. Frontier, in its filings with the American Arbitration Association, has alleged inter alia that (i) the Account Balance is at least 9,215,074.40 British Pounds (approximately $13,800,000); (ii) Clariti had failed to disclose material information to Frontier at the time of signing the March 4 Agreement; (iii) Clariti and the other Claimants breached the March 4 Agreement and (iv)
Clariti, together with the other Claimants, are liable to Frontier for an amount to be determined by the Arbitrators, but at least 9,215,074.40 British Pounds (approximately $13,800,000). Clariti has filed a pleading with the American Arbitration Association disputing the aforementioned allegations of Frontier. Further, Clariti believes inter alia that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 Agreement is limited to the delivery of the Clariti Stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the Account Balance, and (iii) the allegations of Frontier that Clariti failed to disclose material information to Frontier is incorrect. A hearing date has been set to commence December 4, 2000.

     On October 11, 1999, at the request of the Company, each of GlobalFirst, Mediatel and their respective United Kingdom subsidiaries (the "UK Group Companies") filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation was undertaken because the Company concluded that the UK Group Companies could not pay their debts, including the advances made by the Company to GlobalFirst and Mediatel. A liquidator was appointed and, subject to the provisions of United Kingdom law, has endeavored to liquidate the assets of the UK Group Companies. As of October 11, 1999, the UK Group Companies owed in excess of $17 million to the Company for advances made to GlobalFirst and Mediatel. The Company has been advised that this indebtedness constitutes a priority claim under the voluntary liquidation process. In August 2000, the Company received approximately $71,000 in proceeds from the liquidators of the UK Group Companies in respect of this indebtedness. Future proceeds from the liquidation process, if any, are expected to be negligible.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective as of June 28, 2000, the Company received written consents from stockholders owning 88,723,414, or 62%, of its shares outstanding, approving a reverse stock split (the "Reverse Stock Split") pursuant to which each share of common stock, $.001 par value per share, of the Company (the "Common Stock") was converted into and reconstituted as one-fourth (1/4th) of a share of Common Stock, $.001 par value per share, effective as of 4:30 p.m. EDT on July 3, 2000 (which was considered the record date for the Reverse Stock Split). No fractional shares were issued upon such conversion and reconstitution, and the number of shares of Common Stock issued were rounded up to the nearest whole share.

                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "CRTM." Prior to the Reverse Stock Split, the Company's stock symbol was "CLRI."

Market Information
------------------
     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. The following table presents data for the years ended June 30, 2000 and 1999. All amounts have been retroactively adjusted to reflect the Reverse Stock Split.

Year Ended June 30, 2000
------------------------    	            High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 1999                       $13.25          $ 9.75
  December 31, 1999                        $12.38          $ 7.75
  March 31, 2000                         	 $15.25          $ 6.13
  June 30, 2000                            $11.88          $ 5.50


Year Ended June 30, 1999
------------------------    	            High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 1998                       $13.36          $ 6.76
  December 31, 1998                        $11.36          $ 6.88
  March 31, 1999                         	 $ 9.88	         $ 7.76
  June 30, 1999                            $13.00          $ 8.12

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 15, 2000 the closing price for the Company's common stock was $4.75 per share.

Holders
-------
     As of September 15, 2000 the Company had 260 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

Dividends
---------
     To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business. Any future payment of dividends will be determined solely in the discretion of the Company's Board of Directors.

Changes in Securities and Use of Proceeds
-----------------------------------------
     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the period covered by this Form 10-KSB that were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-QSB. The share amounts set forth below have been retroactively adjusted to reflect the 1 for 4 Reverse Stock Split that took place effective on July 3, 2000.

                                                 Number of          Total
    Date                  Name                     Shares       Consideration
------------   ------------------------------   ------------    -------------
April 2000     Banca Popolare Commercio
                e Industria                       375,000        $4,125,000
April 2000     Banca Leonardo                     143,750        $1,581,250
April 2000     BNL Gestioni SGR p.A. - Fondo
                Investire America                 106,250        $1,168,750
April 2000     BNL Gestioni SGR p.A. - Fondo
                Investire Internazionale          100,000        $1,100,000
April 2000     Banca Commerciale Italiana
                (Suisse)                           87,500        $  962,500
April 2000     Banca Adamas                        56,250        $  618,750
April 2000     Banca Sella SpA                     50,000        $  550,000
April 2000     BNL Gestioni SGR p.A. - Fondo
                BNL Trend                          43,750        $  481,250

All shares listed above were issued in a single private placement. Commission on the issuance of these shares consisted of $1,164,625, or 11%, of total consideration paid in cash and the issuance of 515,000 common stock purchase warrants.

The securities issuances set forth above were exempt from registration under the Act pursuant to Regulation S under the Act as transactions with non-U.S. persons or Section 4(2) of the Act as transactions by an issuer not involving any public offering in that said transactions involved the issuance by the Company of shares of its common stock to financially sophisticated individuals who were fully aware of the Company's activities, as well as its business and financial condition, and acquired said securities for investment purposes. The Company plans to use proceeds from the issuance of these securities, for general corporate purposes and working capital needs of its subsidiaries.

The Company has placed a restrictive legend on all of the stock certificates representing the shares issued above and will give appropriate "stop transfer" instructions to its transfer agent, until such time as those shares are registered pursuant to the Act, or a valid exemption from registration exists under the Act. All of the share issuances were registered for resale in the Company's Form S-3 registration statement, which was declared effective on May 16, 2000.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data relating to the Company and its subsidiaries have been taken or derived from the financial statements and other records of the Company. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company. In 1998, the Company changed its fiscal year end from July 31 to June 30. Therefore, Fiscal 1998 consists of the 11 months ended June 30, 1998 and all other fiscal years consist of 12 months.

                            Fiscal     Fiscal      Fiscal     Fiscal   Fiscal
                             2000       1999        1998       1997     1996
                           --------   ---------   --------   -------   -------
                             (dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                    $  6,735   $     251   $      -   $   348   $     -
                           ========   =========   ========   =======   =======

Gross profit               $  1,124   $      91   $      -   $    34   $     -
Operating expenses           28,701      13,698      4,223     6,724     2,253
Loss from unconsolidated
 subsidiaries                     -      54,987(a)       -         -         -
Asset impairment charges
 and related accruals        10,441     152,214(b)       -       687         -
Other income (expense)      (   356)        396    (    25)       80         2
                           --------   ---------   --------   -------   -------
Net loss before
 extraordinary gain         (38,374)   (220,412)   ( 4,248)   (7,297)   (2,251)
Extraordinary gain on
 discharge of indebtedness   33,502           -          -         -        62
                           --------   ---------   --------   -------   -------
Net income (loss)          $( 4,872)  $(220,412)  $( 4,248)  $(7,297)  $(2,189)
                           ========   =========   ========   =======   =======

PER SHARE DATA, BASIC AND DILUTED(c)
------------------------------------
Net loss before
extraordinary gain         $(  1.14)  $(  11.86)  $(  0.81)  $( 1.67)  $( 0.65)
Extraordinary gain on
 discharge of indebtedness     1.00           -          -         -      0.02
                           --------   ---------   --------   -------   -------
Net income (loss)          $   0.14   $(  11.86)  $(  0.81)  $( 1.67)  $( 0.63)
                           ========   =========   ========   =======   =======

Cash dividends               None       None        None       None      None
                           ========   =========   ========   =======   =======

                            As of      As of       As of      As of     As of
                           June 30,   June 30,    June 30,   July 31,  July 31,
                             2000       1999       1998       1997       1996
                           --------   ---------   --------   -------   -------
BALANCE SHEET DATA
------------------
Total assets               $ 26,657   $  19,930   $  2,240   $ 1,898   $ 1,459
Long-term obligations      $    624   $       -   $      -   $     -   $     -
Stockholders' equity
 (deficit)(d)              $ 21,859   $( 19,660)  $  1,580   $ 1,524   $ 1,071


(a) Consists of the Company's equity in losses of GlobalFirst and Mediatel (see
    Note 4 to the Consolidated Financial Statements included herein).

(b) In Fiscal 2000, consists of the write-off of goodwill related to the acquisition of MegaHertz-NKO (see Note 6 to the Consolidated Financial Statements included herein). In Fiscal 1999, consists of the write-off of goodwill incurred in the acquisitions of GlobalFirst and Mediatel (see
    Note 6 to the Consolidated Financial Statements included herein). In Fiscal 1997, consists of asset write-offs and accruals related to the suspension of development of the stock information receiver (see Note 3 to the July 31, 1997 Consolidated Financial Statements incorporated herein by reference to Amendment No. 2 to the Company's July 31, 1997 Form 10-KSB).

(c) Per share data retroactively restated to reflect a 1 for 4 reverse stock split implemented effective July 3, 2000.

(d) As of June 30, 1999, includes $32,413,000 of excess of net liabilities over net assets of unconsolidated subsidiaries, GlobalFirst and Mediatel (see
    Note 4 to the Consolidated Financial Statements included herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as our ability to successfully do any or all of the following:

     - Position network infrastructure investment and switch to serve the needs of the customer and to provide us with control over our cost base, product development and quality of service
     - Achieve our goal of launching our first commercial voice messaging service during the current fiscal year
     - Select the timing of the installation of a city-wide ClariCAST (TM) system
     - Lease SCA channels from FM radio stations
     - Develop partnerships with local companies in foreign markets to help market, sell and distribute the Wireless Voice Messaging System
     - Select partners who will be used to help market, sell and distribute the Wireless Voice Messaging System
     - Develop marketing strategy of the Wireless Voice Messaging System
     - Make the Wireless Voice Messaging System affordable and appealing to its target markets
     - Address multiple markets simultaneously to market the Wireless Voice Messaging System
     - Develop manufacturing and distribution channels of the Wireless
       Voice Messaging System
     - Manage the progress and costs of additional research and development of the Wireless Voice Messaging System
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Manage the expenditure of earnings and future payment of dividends, if any
     - Reduce future operating losses and negative cash flow
     - Manage the integration of acquisitions
     - Achieve our goal of becoming an international telecommunications provider
     - Manage our growth and its effects, including the ability to attract additional personnel
     - Obtain financing for operations and expansion
     - Compete effectively in the markets we choose to enter
     - Manage the effect on operating margins of changing long distance rates
     - Manage the effect of events that interrupt delivery of services such as equipment failures
     - Develop new products and services and enhance current products and services
     - Stimulate demand for the Wireless Voice Messaging products and services
     - Manage the effect of the liquidation of UK Group Companies

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates,"

"believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with our operating losses, risks relating to our development and expansion and possible inability to manage growth, risks relating to our significant capital requirements, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to our long distance business, as well as the other risks identified below under "Risk Factors" and those referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

We Need to Obtain Financing in Order to Continue Our Operations

     To date, we have funded our operations through private equity funding. Due to operating losses and our expansion, we remain undercapitalized.

     On a prospective basis, we will require both short-term financing for operations and longer-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any sources for additional financing. Our ability to acquire additional operations and facilities to grow will be dependent upon our ability to raise longer-term capital or otherwise finance our acquisitions. Based on our current operating plan, we have enough cash to sufficiently meet our anticipated cash requirements through December 2000. We have recently received a commitment from a European investment bank to secure additional financing for the Company during the 4th quarter of 2000 that will fund the Company's operating needs at least through June 2001. Additional financing may not be available to us, or if available, may not be available upon terms and conditions acceptable to us. If adequate funds are not available, we may be required to delay, reduce or eliminate product development or marketing programs. The telecommunications industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

We Have a Limited Operating History Upon Which to Base an Evaluation of Our Performance

     We were formed in February 1988 as the successor to a music and recording studio business. In January 1991, we became a publicly held company upon a merger with an inactive public company incorporated in Nevada. In early 1995, we were introduced to the concept of voice paging using FM radio frequencies, our wireless division. In May 1999, we acquired MegaHertz-NKO, Inc. (now known as Clariti IP Services), our providers of Internet services and enhanced telecommunications and IP telephony services. In October 1999, we acquired NKA Communications Pty, Ltd. (now known as Clariti IP Asia), our Australian based provider of telephony services to corporate clients. In December 1999, we acquired Tekbilt World Communications, Inc. (now known as Clariti Telecom), our provider of long distance and toll-free services, prepaid calling cards, and e-commerce telecommunications services, both through retail and wholesale distribution channels. As an early stage company in the new and rapidly evolving telecommunications industry, we face numerous risks and uncertainties. In addition, we have had only a limited operating history in the telecommunications industry upon which investors may base an evaluation of our performance.

We Have a History of Losses and Expect that Losses Will Continue in the Future

     Since our inception, we have incurred significant losses, including net losses before extraordinary items of $38,374,000, $220,412,000 and $4,248,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The $38,374,000 loss before extraordinary item in Fiscal 2000 included a $10,441,000 write-off of goodwill related to the acquisition of MegaHertz-NKO. The $220,412,000 net loss in Fiscal 1999 included a $152,214,000 write-off of goodwill related to the liquidation of certain foreign subsidiaries. For Fiscal 2000, Fiscal 1999 and Fiscal 1998, we spent $4,161,000, $2,465,000, $1,188,000, respectively, on research and development, primarily for the development of our wireless voice messaging system. We expect that research and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot assure you that we will generate sufficient revenue to achieve profitability. We currently project that we will continue to generate operating losses and negative cash flow from operations at least through Fiscal 2002. We cannot assure you that we will ever achieve, or if achieved, maintain, profitability. If revenue grows more slowly than we anticipate or if research and development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected.

We Expand Through Acquisitions Which May Cause Dilution of our Common Stock and Additional Debt and Expenses

     We regularly pursue opportunities to expand through acquisitions. We plan on continuing to seek acquisitions and joint ventures that complement our services, broaden our consumer base and improve our operating efficiencies. Acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on us. Acquisitions also involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will continue to be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

We Have Recently Acquired Several Companies and We May Not be Able to Successfully Integrate Our Operations Which Could Slow Our Growth

     We acquired MegaHertz-NKO, Inc. (now known as Clariti IP Services), NKA Communications Pty, Ltd. (now known as Clariti Australia) and Tekbilt World Communications, Inc. (now known as Clariti Telecom) in 1999. Our strategy is to become an international telecommunications provider. We have limited experience operating our businesses, individually or on an integrated basis. Integration of our existing and acquired business involves certain risks, including, among other things:

     - we may encounter difficulties integrating our acquired businesses, assimilating new employees, and integrating the acquired operations, services and products which may slow our revenue growth;

     - we may not be able to fund the operations of acquired businesses if operating losses continue;

     - we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies which may prevent us from realizing operating efficiencies; and

     - the combination of our businesses may not be successful.

We Are in Competition With Companies That Are Larger, More Established and Better Capitalized Than We Are

     The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change. Other telecommunications providers currently offer one or more of each of the products and services we offer. Currently, there are numerous companies offering IP telephony products and services and many have substantial presence in this market. Some of our competitors in the telephony market include AT&T, MCI Worldcom and Sprint. We also compete with many smaller service providers, including IP telephony and Internet telephony companies such as DeltaThree.com, Net2Phone and ITXC. We expect competition to increase in the future. Our Internet service provider business also competes with well-established companies including America Online. We also expect that our wireless voice messaging products and services will compete with those of numerous well-established companies, including Motorola, AT&T, Sprint PCS and Pagenet, which design, manufacture or market pagers, cellular phones, wireless communications systems and cellular service. Many of our competitors have:

     - greater financial, technical, engineering, personnel and marketing resources;
     - longer operating histories;
     - greater name recognition; and
     - larger consumer bases than us.

These advantages afford our competitors pricing flexibility.

     Telecommunications services companies may compete for consumers based on price, quality of service and brand recognition, with the dominant providers conducting extensive advertising campaigns in order to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to retailers in order to encourage them to carry products that compete with our products and services. In addition, competitors with greater resources than ours may be better situated to negotiate favorable contracts with retailers. We believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and their consumers. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the telecommunications market and attempt to market telecommunications services similar to our services which would result in greater competition. We cannot be certain that we will be able to compete successfully in the developing IP telephony market, Internet service provider market or the wireless messaging market.

Our Success Is Largely Dependent Upon Our Key Executive Officers and Other Key Personnel

     Our success is largely dependent upon our key executive officers, the loss of one or more of whom could have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to (i) retain them and
(ii) attract new, highly qualified executives. Although we believe that we would be able to locate suitable replacements for our executives if their services were lost, there can be no assurance we would be able to do so.

     In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly trained technical personnel is intense. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

Independent Distributors Are a Significant Element of Our Growth Strategy

     We rely, and will rely with respect to our wireless messaging system, on independent distributors to distribute a significant portion of our products and services. A significant element of our growth strategy is to increase our sales and distribution of our products and services by expanding our presence in our current markets and by extending this network into new markets either by internal growth, acquisition or both. We may not be able to develop, recruit, maintain, motivate, retain and control a network of independent distributors. In addition, we have little control over the resources that independent distributors will devote to marketing our products and the amount of our competitors products that our independent distributors choose to market.

Rapid Technological Change Makes Our Success Unpredictable

     The telecommunications services industry is characterized by rapid technological change, new product introduction and evolving industry standards. Our success will depend, in significant part, on our ability to make timely and cost-effective enhancements and additions to our technology and introduce new services that meet consumer demands. We expect new products and services, and enhancements to existing products and services, will be developed and introduced in order to compete with our services. We are in the process of completing the development of technology that will permit us to market and deliver our wireless voice messaging system. The proliferation of new telecommunications technologies may reduce demand for wireless voice messaging products. There can be no assurance that we will have the financial resources to or will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of our existing services, or our new services or enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance. Delay in the introduction of new services or enhancements, our inability to develop new services or enhancements or the failure of such services or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

We Are Dependent Upon Telecommunications Providers

     While we own some IP switches and traditional circuit switches, we do not own any transmission lines. As such, we depend primarily on other carriers for transmission and switching of our customers' calls. We will also depend on other carriers for transmissions of messages to our wireless voice messaging system. Further, we are dependent upon local exchange carriers for call origination and termination. Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from long distance carriers and other network suppliers, as well as the cooperation of both interexchange and local exchange carriers in originating and terminating service for our consumers in a timely manner. We may not be able to obtain long distance services in the future at favorable prices. In addition, a material increase in the price at which we obtain long distance service could have a material adverse effect on our operating margins.

     We depend on a small number of domestic long distance carriers to provide our phone card users access to cost-effective long distance service. We have agreements with these carriers to acquire long distance service for resale through our switching facilities. Failure to maintain continuous access to transmission facilities and long distance networks would materially adversely affect our business, including possibly requiring us to significantly curtail or cease our operations. Carriers frequently experience equipment failures and service interruptions, which could adversely affect customer confidence, our business operations and our reputation. Further, because we deduct minutes from our prepaid phone cards at fixed per-minute rates, any service interruption that forces us to re-route calling traffic through more expensive carriers could reduce our operating margins. Any increase in rates charged by our carriers also could reduce our operating margins.

We Are Subject to Uncertain Government Regulation

     We are subject to varying degrees of foreign, federal, state and local rules and regulations. The rules and regulations could change at any time in an unpredictable manner, which could have a material impact on our activities and our operating results.

Traditional Telecommunications Services

     For our traditional circuit switched services, including prepaid and other long distance services, we will be required to file interstate and international tariffs with the Federal Communications Commission and intrastate tariffs with the relevant state public utility commissions listing the rates, terms and conditions of certain services. In most states, we are required to obtain certification from the relevant state public utility commissions before providing service. Any failure to maintain proper federal and state tariffing or state certification, or non-compliance with federal or state laws or regulations could have a material adverse effect on us.

IP Telephony Services

     United States. IP telephony is a recent development. We believe that, under United States law, the Internet-related services that we provide constitute information services (as opposed to telecommunications services) and, as such, are not currently actively regulated by the Federal Communications Commission or any U.S. state public utility commission. Thus, for instance, our rates and terms and conditions of service for IP services are not regulated. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulations governing universal service funding, disclosure of confidential communications, copyright and excise tax issues. The FCC is considering whether or not to impose surcharges or additional regulations upon providers of IP telephony. In April 1998, the FCC issued its report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony should be classified for regulatory purposes as "information services" or "telecommunications services." The FCC did not have, as of the date of the report, an adequate record on which to make any definitive pronouncements, but did suggest that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet protocol telecommunications services and lack the characteristics that would render them information services. Some regional Bell operating companies have advised Internet and IP telephony providers that they would like to impose access charges on Internet and IP telephony traffic. It is uncertain at this time whether these companies will actually be permitted to impose access charges and, if so, when such charges will become effective. In addition, one of these regional Bell operating companies filed a petition with the FCC seeking the imposition of access charges on phone-to-phone Internet and IP telephony services. The FCC has not acted upon this petition. If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC may find it reasonable to require payment of universal service contributions or access charges or to subject these services to traditional common carrier regulation. If Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies begin to regulate IP telephony, we cannot be certain that any such regulation will not materially adversely affect our business, financial condition or results of operations. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services by our current arrangements. If that were to occur, we would search for alternative arrangements for providing our services, including obtaining required regulatory approvals. Regulations could limit our service offerings, increase our costs and restrict our pricing flexibility and potentially limit our ability to compete effectively. In addition, regulations that affect the Internet could affect our ability to provide our services.

     International. The regulatory treatment of IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit IP telephony. Other countries permit but regulate IP telephony. Some countries will evaluate proposed IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. In many countries, Internet and IP technology has not yet been addressed by legislation or regulatory action. Increased regulation of the Internet or IP providers or the prohibition of IP telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects. The European Union, for example, distinguishes between voice telephony, which may be regulated by the Member States, and other telecommunications services, which are fully liberalized. With regard to IP telephony, the European Commission concluded in a Communication to the Member States that at present IP telephony should not be considered voice telephony and thus should not be regulated as such by the Member States. However, the Commission noted that providers of IP telephony whose services satisfied the European Union's definition of voice telephony could be considered providers of voice telephony and could be regulated by the Member States. Moreover, European Commission Communications are not binding on the Member States. Therefore, we cannot assure you that the services provided by us in the European Union will not be deemed voice telephony and, accordingly, subject to heightened regulation by one or more European Union countries in the future. France is currently conducting an investigation of how IP telephony should be regulated. China limits competition in the telecommunications industry to several government-owned companies. At present, IP telephony is permitted on an experimental basis only by China Unicom, China Telecom, and Jitong Communications. It is uncertain whether IP telephony will continue to be permitted when the trial period ends.

	Similarly, we provide our services in other countries in which the regulatory state of IP telephony is unclear or in the process of development, and in countries in which regulatory processes are not as transparent as in the United States and Europe. Changes in the regulatory regimes of these countries that have the effect of limiting or prohibiting IP telephony, or that impose new or additional regulatory requirements on providers of such services, may result in our being unable to provide service to one or more countries in which we currently operate. That result could have a material adverse effect on our business, financial condition and results of operations.

Wireless Messaging

     Our wireless voice messaging technology utilizes FM-SCA channels available on nearly all FM radio stations worldwide. In the United States, the FCC considers FM-SCA channels to be part of the total FM frequency allocated to a radio station and therefore regulates only the FM licensee, and does not require a separate license for the contractual use of FM-SCA channels. There can be no assurance that Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies will not in the future require us to obtain a license to operate our business or impose other requirements on radio stations that may limit our ability to operate. Regulators in most of the foreign markets we plan to enter may take a similar position in their countries to that of the FCC regarding the licensing and regulation of FM-SCA channels.

There can be no assurance that foreign regulatory agencies will allow us to operate our services.

Legal Disputes May Affect Our Financial Position and the Price of Our Common
Stock

As further described above under "Legal Proceedings," we are involved in a dispute with Frontier Corporation that is currently pending before the American Arbitration Association concerning obligations arising under a March 4, 1999 agreement entered into by and among Frontier and Mediatel, GlobalFirst, Chadwell Hall and us to settle costs incurred by GlobalFirst and Mediatel for their use of Frontier's telecommunications network. Pursuant to such agreement, we issued to Frontier 1,250,000 shares of Clariti common stock as security for payment of the balance, if any, that may be due to Frontier. If pursuant to such agreement, Frontier is permitted to sell the 1,250,000 shares of our common stock on the open market, such sale could cause a material adverse effect on the market price of our common stock. Further, if Frontier is successful in the position it has taken in the arbitration, we would have a significant obligation to Frontier if the value of the 1,250,000 shares of our common stock is less than the account balance.

We are also involved two other significant legal disputes which, if resolved unfavorably to us, would have a negative effect on our financial position. See
Item 3 "Legal Proceedings.

Operating Internationally May Expose Us to Additional and Unpredictable Risks

     We intend to enter into international markets to market our wireless voice messaging system. International operations are subject to inherent risks, including:

     - potentially weaker intellectual property rights;
     - difficulties in obtaining foreign licenses;
     - changes in regulatory requirements;
     - political instability;
     - unexpected changes in regulations and tariffs;
     - fluctuations in exchange rates;
     - varying tax consequences; and
     - uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Our Common Stock Is Illiquid

     Our common stock is currently traded on the OTC Bulletin Board and, as such, our common stock is relatively illiquid. There can be no assurance that an active public trading market for our common stock will be sustained.

The Exercise or Conversion of Our Outstanding Warrants, Options May Dilute the Percentage Ownership of Our Stockholders and the Value of Our Common Stock

     As of May 1, 2000, there were outstanding warrants and options to purchase an aggregate of 32,305,166 shares of our common stock. The exercise or conversion of outstanding stock options or warrants and any resulting issuance of additional shares of common stock would dilute the percentage ownership of our stockholders. Further, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding warrants or options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by the outstanding warrants and options.

     If outstanding warrants and options are exercised in the future at prices below the price paid by purchasers of the shares of common stock offered under this prospectus, those purchasers will experience dilution of those shares.

Possible Depressive Effect of Future Sales of Common Stock Subject to Rule 144

     As of June 30, 2000, we had 35,836,000 shares of common stock outstanding (43,993,000 shares if we assume all of our outstanding warrants and options had been exercised). 33,391,000 shares, or 93% of our common stock, are freely tradable without restriction under the Securities Act of 1933, as amended, subject to the lock-up restrictions on transfer referred to below. The remaining 2,445,000 shares, or 7% of our common stock, were issued by us in private transactions, are treated as "restricted securities" as defined under the Securities Act. As of June 30, 2000, we also had outstanding a total of 8,157,000 options and warrants to purchase our common stock. As of June 30, 2000, 4,075,000 (50%) shares underlying these warrants and options are freely tradable without restriction under the Securities Act; however, 2,192,000 (27%) warrants expire on September 30, 2000 and we do not expect them to be exercised. The remaining 4,082,000 (50%) shares underlying these warrants and options are treated as "restricted securities" as defined under the Securities Act. Restricted securities may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (1) one percent (1%) of our issued and outstanding common stock or (2) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of Clariti and who has satisfied a two-year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock.

     As of June 30, 2000, 20,433,000 shares, or 57% of our common stock, were subject to lock-up agreements. The parties to the lock-up agreements are not permitted to sell their shares until the expiration of the lock-up period without our prior consent. Current lock-up agreements have expiration dates ranging from September 2000 to March 2002. The expiration of a particular lock-up period could have a depressive effect on the market price of our common stock.

Future Issuances of Preferred Stock May Dilute the Rights of Common
Stockholders

     Our Board of Directors has the authority to issue up to two million shares of a new series of preferred stock and to determine the price, privileges and other terms of such shares. The Board may exercise this authority without the approval of the stockholders. The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire control of Clariti.

SPECIFIC RISKS ASSOCIATED WITH OUR TELEPHONY AND INTERNET PRODUCTS AND SERVICES

Our Growth as an IP Telephony Service Provider Depends on the Success and Increased Use and Acceptance of IP Technology

     The IP telephony services market is new and rapidly evolving. The demand and market acceptance of our products is uncertain and subject to a high degree of risk. In order for our IP telephony products to be successfully accepted in the marketplace, IP telephony technology must be accepted as a viable alternative to traditional telephony services. Because this market is new and evolving, it is difficult to predict the size of the market and its growth rate. If the IP telephony market fails to develop or develops more slowly than we anticipate, we will not be able to generate revenues from our IP telephony services at the rate we anticipate.

The Operation of our Managed Network Is Dependent Upon Our Ability to Protect Equipment and Data at Our Facilities

     The operation of our managed network is dependent upon our ability to protect the equipment and data at our IP and circuit switches against damage that may be caused by fire, power loss, technical failures, viruses, unauthorized intrusion, natural disasters, sabotage and other similar events. Although we have taken precautions to protect ourselves and our customers from events that could interrupt delivery of services, our systems are vulnerable to fire, acts of sabotage, technical failure, viruses, human errors, natural disasters or similar events beyond our control. Any of these events might damage or cause our system to fail. Any damage to or failure of our system or operations could result in the reduction or termination of our services.

     We maintain business interruption insurance providing for coverage of certain of our business operations. There can be no assurance that we will be able to maintain our insurance, that insurance would continue to be available at reasonable prices and on favorable terms or that insurance would be sufficient to compensate us for losses we experience due to our inability to provide services to our consumers. We do not currently maintain business interruption insurance at Clariti Australia.

We Face Risks of Loss from Returned Transactions, Fraud, Bad Debt and Theft of Services

     We utilize national credit card clearance systems for electronic credit card settlement. We generally bear the same credit risks normally assumed by other users of these systems arising from returned transactions caused by closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. Our relationships with providers of merchant card services such as VISA and MasterCard could be adversely affected by excessive uncollectibles. Termination of our ability to offer recharges through merchant card services would have a material adverse effect on us.

     From time to time, persons have obtained services without rendering payment to us by unlawfully utilizing our access numbers and personal identification numbers (PINs). Although we have not experienced material losses due to such unauthorized use of access numbers and customized PINs, we cannot assure you that we will not incur future material losses due to unauthorized use. Although we attempt to manage these credit, theft and fraud risks through our internal controls, monitoring and blocking systems, our measures may not be sufficient to effectively limit all of our exposure to fraud in the future.

Our Growth as an Internet Service Provider Depends on the Success and Increased Use of the Internet

     The Internet service market is new and rapidly evolving. The demand and market acceptance of our products is uncertain and subject to a high degree of risk. In order for our Internet products and services to be successfully accepted in the marketplace, the Internet must be accepted as a viable alternative to traditional telephony services. Because this market is new and evolving, it is difficult to predict the size of the market and its growth rate. If the market for our Internet products and services fails to develop or develops more slowly than we anticipate, we will not be able to generate revenues from our Internet services at the rate we anticipate. In addition, if Internet usage grows too quickly, Internet infrastructure may not be able to support the demands placed on it by its growth and its performance and reliability may decline.

SPECIFIC RISKS ASSOCIATED WITH OUR WIRELESS VOICE MESSAGING SYSTEM

Consumers May Not Accept our Wireless Voice Messaging System

     The acceptance of our wireless voice messaging system is a key element to our success and profitability. As with all new products, there is a risk that consumers may not accept our product. We may not be able to demonstrate the benefits of our product to consumers to sufficiently convince them to purchase our system. The development of new voice messaging services is evolving and highly competitive. Other companies may develop products in response to technological changes that make our system noncompetitive, especially if the development, introduction and marketing of our product is delayed.

We May Not Be Able to Develop Our Wireless Voice Messaging System

     Although we have successfully tested a prototype of our digital wireless voice messaging system in selected areas, we may not be able to successfully develop a commercially viable production model. New product development efforts are subject to many inherent risks, including unanticipated delays, expenses, market acceptance, technical problems or difficulties, as well as possible insufficiency of funding to complete development. We cannot be certain when our wireless voice messaging system will be completed, that our products can be developed within a reasonable development schedule, if at all, or that they can be produced at a reasonable cost.

We Will Be Dependent Upon Other Companies to Assist in the Manufacturing of Our Wireless Voice Messaging System

     We plan to contract with other companies to manufacture our voice messaging player, SCA generator or related components. We will depend on the ability of other companies to engineer, develop, manufacture and assemble certain components of our system in accordance with our specifications. These companies may be unable to meet our specifications or may experience delays in delivering our products to us.

We Will Be Dependent on Other Companies to Provide Us with the Parts Necessary to Manufacture Our Wireless Voice Messaging System

     We plan to acquire the component parts of our voice messaging player and SCA generator from other companies. Recently, worldwide demand for and production of wireless devices were greater than manufacturers and component suppliers had anticipated. As a result, there have been shortages of certain types of components used in manufacturing wireless devices, including some of those used in our voice messaging player and SCA generator. If such component suppliers are unable to meet industry demand for certain components and thus experience delays in delivering components, our business would be adversely affected.

We Have No Experience in Marketing or Distributing Our Wireless Voice Messaging System

     While members of management have many years of marketing and distribution experience in the wireless messaging market, we have no way to determine whether traditional sales and marketing techniques will be effective in marketing and distributing our wireless voice messaging system. Establishing a sales and marketing capability in our target markets will require substantial efforts and significant resources.

We May Be Dependent Upon Third Parties to Market and Distribute Our Wireless Voice Messaging System

     We intend to distribute our wireless products primarily through third party distributors. The success of our wireless voice messaging system depends upon our ability to seek out partners who are experienced with marketing and distributing wireless products in their respective geographic areas. We have executed a Memorandum of Understanding with Conectel, the largest paging company in Latin America. We will need additional arrangements to distribute our wireless voice messaging system. We may not be able to maintain our arrangement with Conectel or enter into additional distribution arrangements. In addition, we have little control over the resources that our distributors will devote to marketing our system.

We May Be Dependent Upon Third Parties To Provide FM-SCA Channels in Areas in Which We Intend to Operate Our Wireless Voice Messaging System

     In markets where we intend to distribute and operate our wireless voice messaging system, we will be required to enter into contractual arrangements with FM radio stations in order to secure the use of FM radio subcarrier frequencies to operate our wireless voice messaging system. We may not be able to enter into these arrangements or we may not be able to obtain sufficient radio frequency coverage in our target market. In addition, FM radio station owners may develop other uses for their subcarrier frequencies which would limit our ability to enter into these arrangements. If we are unable to enter into arrangements with a significant number of FM radio stations, or to do so on economically advantageous terms, our ability to commercialize our wireless voice messaging system and our profitability, if any, will be limited.

We Have Limited Protection of Proprietary Rights and Technology

     Our intellectual property rights include patents, copyrights, trade secrets, trademarks and exclusive and non-exclusive licenses. We have been granted a U.S. patent dealing with FM Subcarrier Digital Voice Paging. Patents on this invention have also been granted in South Africa and Taiwan and are pending in 10 additional countries. We have also filed for patent protection in the United States and multiple foreign countries on a number of additional inventions. Our pending patent applications include:

     - aspects of our proprietary wireless protocol ClariCast(TM);
     - a unique interference-reduction technique; and
     - the overall design of our wireless voice messaging player.

     We cannot be certain that any patent applications will result in the issuance of a patent or that our patents will withstand any challenges by third parties.

We Face Risks of Infringement Claims

     We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights or trade secrets into our products. It is possible that third parties may claim that our current or future products may infringe upon
their patent, copyright, trademark or trade secret rights.   Any such claims,
regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business or affect profitability. There are currently no legal proceedings or claims for infringement of intellectual property rights pending against us.

Unauthorized Use of Our Intellectual Property and Trade Secrets May Affect our Market Share and Profitability

     We rely on our patents, copyrights, trademarks, trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. We attempt to protect our proprietary technology through an employee handbook and agreements with our employees. Other companies may independently develop or otherwise acquire similar technology or gain access to our proprietary technology. Despite our precautions, there can be no assurance that we will be able to adequately protect our technology from competitors in the future. The enforcement of patent rights often requires the institution of litigation against infringers. This litigation is often costly and time consuming.

ANALYSIS OF THE BUSINESS
------------------------
     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     The current focus of our business is in two industry segments: wireless messaging services and telephony/Internet services. Our wireless technology will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device. Our telephony/Internet business is an international facilities-based carrier that utilizes both IP and circuit switched technologies over a unified messaging platform, and includes the following services:
     - prepaid phone cards;
     - residential and business long distance services;
     - fax and data services;
     - traditional dial-up Internet access, web site design and hosting; and
     - Digital Subscriber Line ("DSL") connections for business customers. Further description of these businesses and their operations is included above under Item 1, Business.

Other Developments
------------------
     We acquired GlobalFirst Holdings Limited in December 1998 and Mediatel Global Communications Limited in March 1999. At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries comprised our International Telecommunications Group and were telecommunications resellers operating in the residential, commercial and international calling card business sectors. On October 11, 1999, the companies of International Telecommunications Group filed for voluntary liquidation under the laws of the United Kingdom and ceased operations. This voluntary liquidation was undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to Clariti. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group.

Results of Operations
---------------------
     As of June 30, 1999 and for Fiscal 1999, GlobalFirst, Mediatel and their respective subsidiaries were accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the groups filed for voluntary liquidation on October 11, 1999. Equity method accounting was also applied to Telnet and its subsidiaries because the Company's control was temporary due to the sale of Telnet in February 1999. Losses from operations of the International Telecommunications Group between July 1, 1999 and October 11, 1999 were accrued in Fiscal 1999; therefore, our consolidated results of operations for Fiscal 2000 do not include the International Telecommunications Group.

Year Ended June 30, 2000 (Fiscal 2000)
vs. Year Ended June 30, 1999 (Fiscal 1999)
------------------------------------------
     For Fiscal 2000, we incurred a net loss of $4,872,000 ($0.14 per share) on revenue of $6,735,000 compared to a net loss of $220,412,000 ($11.79 per share) on revenue of $251,000 for Fiscal 1999. Fiscal 2000 results of operations include an extraordinary gain from the discharge of indebtedness of $33,502,000 ($1.00 per share). Excluding the extraordinary gain, we incurred a net loss of $38,374,000 ($1.14 per share). The $182,038,000 decrease in net loss before extraordinary items is primarily due to the substantial losses incurred by GlobalFirst and Mediatel, our unconsolidated foreign subsidiaries, including the write-off of $152,214,000 of goodwill recognized in accounting for their acquisitions. Such goodwill was written off due to the October 11, 1999 filing for liquidation of GlobalFirst, Mediatel and their respective subsidiaries.

     As of June 30, 1999, we had written off all assets related to GlobalFirst, Mediatel and their respective subsidiaries and had accrued for all of their estimated losses from operations up to the date of liquidation. The liquidation proceedings have since discharged all of their liabilities, and as a result we recognized an extraordinary gain of $33,502,000 on the discharge of such indebtedness in Fiscal 2000.

     Fiscal 2000 revenue of $6,735,000 and gross profit of $1,124,000 reflect the operations of MegaHertz-NKO, NKA Communications for the period from October 12, 2000 (acquisition date) to June 30, 2000 and Tekbilt World Communications for the period from December 22, 2000 (acquisition date) to June 30, 2000. Fiscal 1999 revenue of $251,000 and gross profit of $91,000 reflect the operations of MegaHertz-NKO for the period from May 7, 1999 (acquisition date) to June 30, 1999. During Fiscal 1998 and Fiscal 1999 prior to the acquisition of MegaHertz-NKO, we had no revenues from consolidated subsidiaries.

     Network operating expenses and marketing expenses in Fiscal 2000 were $1,174,000 and $2,041,000, respectively, compared to none and $44,000, respectively, in Fiscal 1999. Such expenses relate to the marketing activities and operations of the international telecommunication networks of our Telephony/Internet Services business, substantially all of which was acquired during Fiscal 2000. Research and development expenses increased $1,696,000, or 69%, from $2,465,000 in Fiscal 1999 to $4,161,000 in Fiscal 2000 due to
continued acceleration of development work on our Wireless Voice Messaging System. Included in the Fiscal 2000 R&D expense amount is $950,000 for the purchase from a third party engineering contractor of all the technology and related designs, schematics and know-how for one of the key components of our Wireless Voice Messaging System. Depreciation and amortization expenses increased $3,825,000, from $701,000 in Fiscal 1999 to $4,526,000 in Fiscal
2000. This increase was largely due to amortization of goodwill incurred in the acquisitions of MegaHertz-NKO in May 1999, NKA Communications in October 1999 and Tekbilt World Communications in December 1999, as well as depreciation expense recognized by such companies, in Fiscal 2000. Since the end of Fiscal 2000, we reviewed MegaHertz-NKO's operations and concluded that its revenue-generating activities could not become profitable. Therefore, we terminated most of MegaHertz-NKO's revenue-generating activities and consolidated those remaining operations into Tekbilt World Communications. This action precipitated the write-off of $10,441,000, or $0.31 per share, of goodwill related to the acquisition of MegaHertz-NKO. General and administrative expenses increased $6,311,000, or 60%, from $10,488,000 in Fiscal 1999 to

$16,799,000 in Fiscal 2000. Most of this increase is due to the issuance of common stock purchase warrants to consultants as further described in Note 11 to the consolidated financial statements included herein. General and administrative expenses of the Telephony/Internet services business ($3,674,000), substantially all of which was acquired during Fiscal 2000, also contributed to the increase. Partially offsetting these increases was the absence of accruals made in Fiscal 1999 related to the liquidation of GlobalFirst and Mediatel.

     Equity in losses of unconsolidated subsidiaries in Fiscal 1999 reflects the Company's 100% interest in the operating losses of the following:
     - GlobalFirst, from December 8, 1998 (date of acquisition) to June 30, 1999
     - Telnet, from December 8, 1998 (date of acquisition) to February 3, 1999 (date of sale)
     - Mediatel, from March 16, 1999(date of acquisition) to June 30, 1999
The high level of such operating losses reflects GlobalFirst and Mediatel strategies of gaining market share prior to building a network by aggressively pricing its prepaid calling cards and other telecommunications services. In addition, it reflects their strategy to change from primarily a sales and marketing focused operation to developing a network for carrier services in the United Kingdom and Western Europe. Such development entailed a high cost of overhead. These losses were a significant factor in their decision to file for voluntary liquidation.

     During Fiscal 2000, we sold certain excess telecommunications equipment with a net book value of approximately $957,000 for consideration of approximately $195,000, resulting in a loss of $762,000. This equipment was sold to an affiliate of Chadwell Hall Holdings, formerly our majority shareholder of record, in an arms length transaction.

Twelve Months Ended June 30, 1999 (Fiscal 1999)
vs. Eleven Months Ended June 30, 1998 (Fiscal 1998)
---------------------------------------------------
     For Fiscal 1999, we incurred a net loss of $202,412,000 ($11.79 per share) on revenue of $251,000 compared to a net loss of $4,248,000 ($0.81 per share) on no revenue for Fiscal 1998. The $198,164,000 increase in net loss is primarily due to the substantial losses incurred by GlobalFirst and Mediatel, our unconsolidated foreign subsidiaries, including the write-off of $152,214,000 of goodwill recognized in accounting for their acquisitions. Such goodwill was written off due to the October 11, 1999 filing for voluntary liquidation of GlobalFirst, Mediatel and their respective subsidiaries.

     Fiscal 1999 revenue of $251,000 and gross profit of $91,000 both reflect the operations of MegaHertz-NKO for the period from May 7, 1999 (acquisition date) to June 30, 1999. During Fiscal 1998 and Fiscal 1999 prior to the acquisition of MegaHertz-NKO, we had no revenues from consolidated subsidiaries.

     Research and development expenses increased $1,277,000, or 107%, from $1,188,000 in Fiscal 1998 to $2,465,000 in Fiscal 1999 due to acceleration of development work on our Wireless Voice Messaging System. Depreciation and amortization expenses increased from $61,000 in Fiscal 1998 to $701,000 in Fiscal 1999. Substantially all of this $640,000 increase was due to goodwill amortization resulting from the May 1999 acquisition of MegaHertz-NKO. General and administrative expenses increased $7,514,000, from $2,974,000 in Fiscal

1998 to $10,488,000 in Fiscal 1999 primarily due to accruals related to the liquidation of GlobalFirst and Mediatel, expansion of the Company's staff as a result of the Company's rapid growth and to general and administrative expenses incurred by MegaHertz-NKO from May 7, 1999 (date of acquisition) to June 30, 1999.

     Equity in losses of unconsolidated subsidiaries in Fiscal 1999 are described above under the comparison of Twelve Months Ended June 30, 1999 (Fiscal 1999) vs. Eleven Months Ended June 30, 1998 (Fiscal 1998).

Liquidity and Capital Resources
-------------------------------
     At June 30, 2000, we had working capital of $12,553,000 (including a cash balance of $14,333,000) as compared to a working capital deficit of $35,500,000 (including a cash balance of $3,284,000) at June 30, 1999. The working capital increase of $48,053,000 is primarily due to the following:
     - the discharge of indebtedness of approximately $33,502,000 related to the liquidation of GlobalFirst, Mediatel and their subsidiaries; and
     - the sale of 3,914,000 shares of common stock for proceeds, net of commissions, of $32,373,000 during Fiscal 2000.
These working capital improvements were partially offset by use of cash in operations during Fiscal 2000.

     We believe that existing cash balances will enable us to continue developing our Wireless Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of the Telephony/Internet Services Group for the remainder of calendar year 2000. We currently have no bank lines of credit; however, we have recently received a commitment from a European investment bank to secure additional financing for us during the fourth quarter of 2000 that will fund our operating cash requirements at least through June 2001.

     Significant additional funding will be required beyond June 2001 to launch the Wireless Voice Messaging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to us.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business does not bear significant exposures to the market risks described in Item 305 of Regulation S-K.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 8.

               CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                       INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE(S)
                                                                  ------------

          A.   Independent Auditors' report on the consolidated
                financial statements for the year ended
                June 30, 2000                                         F-1

          B.  	Consolidated Balance Sheets at June 30, 2000 and
                1999                                               F-2 to F-3

          C.   Consolidated Statements of Operations for the
                years ended June 30, 2000, 1999 and 1998              F-4

          D.   Consolidated Statement of Stockholders' Equity
                for the years ended June 30, 2000, 1999 and 1998   F-5 to F-7

          G.   Consolidated Statements of Cash Flows for the
                years ended June 30, 2000, 1999 and 1998           F-8 to F-10

          H.   Notes to Consolidated Financial Statements         F-11 to F-31

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Clariti Telecommunications International, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the twelve months ended June 30, 2000 and 1999 and the eleven months ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 2000, 1999, and the results of their operations and cash flows for the twelve months ended June 30, 2000 and 1999 and the eleven months ended June 30, 1998 in conformity with generally accepted accounting principles.



                                    s/ COGEN SKLAR LLP
                                    ------------------
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 25, 2000

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2000 and 1999
                       (Dollars and Shares in Thousands)


                                                   June 30         June 30
                                                     2000            1999
                                                  ---------       ---------
                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  14,333       $   3,284
  Trade accounts receivable, net                      1,026             286
  Prepaid expenses and other current assets           1,368             520
                                                  ---------       ---------
                                                     16,727           4,090

PROPERTY AND EQUIPMENT, NET                           4,072           3,244

INTANGIBLE ASSETS, NET                                5,858          12,596
                                                  ---------       ---------

TOTAL ASSETS                                      $  26,657       $  19,930
                                                  =========       =========


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $   1,064       $   4,653
  Deferred revenue                                    1,069               -
  Accrued expenses and other current liabilities      2,041             524
  Note payable to related party                           -           2,000
  Excess of net liabilities over assets of
   unconsolidated subsidiaries                            -          32,413
                                                  ---------       ---------
                                                      4,174          39,590

LONG-TERM LIABILITIES                                   624               -
                                                  ---------       ---------
TOTAL LIABILITIES                                     4,798          39,590
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2000 and 1999
                       (Dollars and Shares in Thousands)


                                                   June 30         June 30
                                                     2000            1999
                                                  ---------       ---------
          STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 35,836 shares at
 June 30, 2000 and 31,059 shares at
 June 30, 1999                                           36              31

WARRANTS OUTSTANDING, NET                            14,062           2,322

ADDITIONAL PAID-IN-CAPITAL                          264,643         228,704

ACCUMULATED DEFICIT                                (256,937)       (252,065)

ACCUMULATED OTHER COMPREHENSIVE INCOME                   55           1,348
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 21,859        ( 19,660)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $  26,657       $  19,930
                                                  =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                           Fiscal        Fiscal        Fiscal
                                            2000          1999          1998
                                         ---------     ---------     ---------
REVENUE                                  $   6,735     $     251      $      -
COST OF REVENUE                              5,611           160             -
                                         ---------     ---------     ---------
GROSS PROFIT                                 1,124            91             -

Network operating expenses                   1,174             -             -
Marketing expenses                           2,041            44             -
Research and development expenses            4,161         2,465         1,188
Depreciation and amortization expenses       4,526           701            61
General and administrative expenses         16,799        10,488         2,974
Loss from unconsolidated subsidiaries            -        54,987             -
Write-off of goodwill                       10,441       152,214             -
                                         ---------     ---------     ---------
LOSS FROM OPERATIONS                      ( 38,018)     (220,808)     (  4,223)
                                         ---------     ---------     ---------
OTHER INCOME (EXPENSE)
 Interest income                               488           441            33
 Interest expense                         (     82)     (     45)     (     58)
 Loss on sale of fixed assets             (    762)            -             -
                                         ---------     ---------     ---------
                                          (    356)          396      (     25)
                                         ---------     ---------     ---------
Net loss before extraordinary item        ( 38,374)     (220,412)     (  4,248)

EXTRAORDINARY ITEM
 Gain on discharge of indebtedness          33,502             -             -
                                         ---------     ---------     ---------
NET LOSS                                 $(  4,872)    $(220,412)    $(  4,248)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment       55         1,348             -
                                         ---------     ---------     ---------
COMPREHENSIVE LOSS                       $(  4,817)    $(219,064)    $ ( 4,248)
                                         =========     =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                33,599        18,580         5,227

BASIC AND DILUTED LOSS PER COMMON SHARE
   Net loss before extraordinary item    $(   1.14)    $(  11.79)    $(    .81)
   Extraordinary item                         1.00             -             -
                                         ---------     ---------     ---------
   Net loss                              $(   0.14)    $(  11.79)    $(    .81)
                                         =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                       (Dollars and Shares in Thousands)


                       PREFERRED STOCK "SERIES B"   PREFERRED STOCK "SERIES D"
                       --------------------------   --------------------------
                         NUMBER           ADD'L.      NUMBER           ADD'L.
                           OF            PAID-IN        OF            PAID-IN
                         SHARES  AMOUNT  CAPITAL      SHARES  AMOUNT  CAPITAL
                         ------  ------  -------      ------  ------  -------

BALANCES, JULY 31, 1997    664    $  1   $ 3,321          -    $  -   $     -
Eleven months ended
 June 30, 1998:
  Preferred stock issued
   for cash                  -       -        -          58       1       574
  Commission on issuance
   of preferred stock        -       -        -           -       -    (   58)
  Conversion to common
   stock                  (664)     (1)   (3,321)      ( 58)    ( 1)   (  516)
                         -----    ----   -------      -----    ----   -------
BALANCES, JUNE 30, 1998      -    $  -   $     -          -    $  -   $     -
Twelve months ended
 June 30, 1999               -       -         -          -       -         -
                         -----    ----   -------      -----    ----   -------
BALANCES, JUNE 30, 1999      -    $  -   $     -          -    $  -   $     -
Twelve months ended
 June 30, 2000               -       -         -          -       -         -
                         -----    ----   -------      -----    ----   -------
BALANCES, JUNE 30, 2000      -    $  -   $     -          -    $  -   $     -
                         =====    ====   =======      =====    ====   =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                       (Dollars and Shares in Thousands)


                                           COMMON STOCK     COMMON
                                         ---------------    STOCK
                                         NUMBER            WARRANTS    ADD'L.
                                           OF              OUTSTAN-   PAID-IN
                                         SHARES   AMOUNT   DING,NET   CAPITAL
                                         ------   ------  ---------  ---------
BALANCES, JULY 31, 1997                   4,727    $  5   $  1,540   $  24,062
Eleven months ended June 30, 1998:
  Preferred Series B conversion             332       -          -       3,322
  Preferred Series D conversion             144       -          -         517
  Common stock issued for cash              719       1          -       3,387
  Commission on issuance of common stock      -       -          -    (     90)
  Common stock warrants issued                -       -        645    (    156)
  Common stock warrants exercised             2       -    (     2)          2
  Common stock warrants expired/rescinded     -       -    (   340)        340
                                         ------     ----  --------   ---------
BALANCES, JUNE 30, 1998                   5,924     $  6  $  1,843   $  31,384
Twelve months ended June 30, 1999:
  Common stock issued for cash            3,492        4         -      25,096
  Commission on issuance of common stock      -        -         -    (    967)
  Common stock issued for:
    Acquisition of GlobalFirst           19,143       19         -     117,052
    Acquisition of MegaHertz-NKO          1,125        1         -      13,299
    Security for unconsolidated
     subsidiaries' potential liability
     to Frontier                          1,250        1         -      11,249
    Commission on sale of common stock       52        -         -           -
    Expenses and accrued liabilities          3        -         -          30
  Sale of Telnet                              -        -         -      31,050
  Common stock warrants issued                -        -       615           -
  Common stock warrants exercised            75        -   (   136)        511
                                         ------     ----  --------   ---------
BALANCES, JUNE 30, 1999                  31,059     $ 31  $  2,322   $ 228,704
Twelve months ended June 30, 2000:
  Common stock issued for cash            3,914        4         -      36,184
  Commission on issuance of common stock      -        -         -    (  3,815)
  Common stock issued for:
    Settlement of loan payable              125        -         -       1,000
    Acquisition of NKA                      287        -         -       3,554
    Acquisition of TWC                      323        1         -       2,907
    Settlement of MegaHertz-NKO escrow
     agreement                              128        -         -         701
  Common stock warrants issued, net of
   unearned consulting fees of $483           -        -    11,852    (  6,785)
  Common stock warrants expired               -        -   (   112)        112
  Capitalization of note payable to
   related party                              -        -         -       2,081
                                         ------     ----  --------   ---------
BALANCES, JUNE 30, 2000                  35,836     $ 36  $ 14,062   $ 264,643
                                         ======     ====  ========   =========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                       (Dollars and Shares in Thousands)



                                                          ACCUMULATED
                                                             OTHER
                                         ACCUMULATED     COMPREHENSIVE
                                           DEFICIT       INCOME (LOSS)
                                         -----------     -------------
BALANCES, JULY 31, 1997                   $( 27,405)       $      -
Eleven Months ended June 30, 1998:
  Net loss                                 (  4,248)              -
                                          ---------        --------
BALANCES, JUNE 30, 1998                   $( 31,653)       $      -
Twelve months ended June 30, 1999:
  Net loss                                 (220,412)              -
  Currency translation adjustment                 -           1,348
                                          ---------        --------
BALANCES, JUNE 30, 1999                   $(252,065)       $  1,348
Twelve months ended June 30, 2000:
  Net loss                                 (  4,872)        ( 1,348)
  Currency translation adjustment                 -              55
                                          ---------        --------
BALANCES, JUNE 30, 2000                   $(256,937)       $     55
                                          =========        ========


The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                             (Dollars in Thousands)


                                             Fiscal       Fiscal       Fiscal
                                              2000         1999         1998
                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $(  4,872)   $(220,412)   $(  4,248)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    Indebtedness                             (33,502)           -            -
   Loss from unconsolidated subsidiaries           -       54,987            -
   Loss on sale of fixed assets                  762            -            -
   Write-off of goodwill                      10,441      152,214            -
   Depreciation and amortization               4,526          701           61
   Issuance of common stock warrants for
    general and administrative expenses        6,502            -            -
   Settlement of interest upon capitalization
    of loan payable to related party              81            -            -
   Other                                     (   238)         645          589
 Change in assets and liabilities which
  increase (decrease) cash, net of effects
  of acquisition:
     Trade accounts receivable               (    69)          21            -
     Prepaid expenses and other current
      assets                                 (   949)         238           43
     Accounts payable                        ( 4,020)       3,738          253
     Accrued expenses and other current
      liabilities                              1,461          297           33
     Deferred revenue                            541     (      3)           -
                                           ---------    ---------    ---------
 Net cash used in operating activities       (19,336)    (  7,574)    (  3,269)
                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash received with companies acquired net
  of cash paid for companies acquired            136        1,449            -
 Investment in unconsolidated subsidiaries               ( 15,802)           -
 Divestment of Telnet                              -     (    461)           -
 Investment in long-lived assets             ( 2,605)    (    227)    (    295)
                                           ---------    ---------    ---------
 Net cash received from (used in)
  investing activities                       ( 2,469)    ( 15,041)    (    295)
                                           ---------    ---------    ---------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                             (Dollars in Thousands)


                                             Fiscal       Fiscal       Fiscal
                                              2000         1999         1998
                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payment on note payable to
  related party                                    -     (  1,000)           -
 Sale of common stock for cash                36,188       25,475        2,590
 Commission on sale of common stock         (  3,815)    (    967)    (     90)
 Sale of preferred stock for cash                  -            -          575
 Commission on sale of preferred stock             -            -     (     58)
 Proceeds from loan payable                        -            -          250
 Repayment of loan payable                  (     12)           -            -
 Increase in capital lease obligations           438            -            -
                                           ---------    ---------    ---------
Net cash received from (used in)
 financing activities                         32,799       24,508        3,267
                                           ---------    ---------    ---------

Effect of exchange rate changes on cash           55            -            -
                                           ---------    ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS            11,049        1,893     (    297)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD      3,284        1,391        1,688
                                           ---------    ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD        $  14,333    $   3,284    $   1,391
                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                 $     37    $       -    $       2
   Income taxes                             $      -    $       -    $       -

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998
                             (Dollars in Thousands)


                                             Fiscal       Fiscal       Fiscal
                                              2000         1999         1998
                                           ---------    ---------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock issued as consideration
   For acquisitions of NKA Communications
    and Tekbilt World Communications       $   6,462    $       -    $       -
  Capitalization of note payable to
   related party                           $   2,000    $       -    $       -
  Issuance of common stock in settlement
   of loan payable                         $   1,000    $       -    $     250
  Issuance of common stock warrants for
   unearned consulting fees                $     483    $       -    $       -
  Common stock issued as security for
   unconsolidated subsidiaries' potential
   liability to Frontier Corp.             $       -    $   11,250   $       -
  Note receivable received as payment for
   the sale of Telnet                      $       -    $   21,000   $       -
  Cancellation of note receivable as
   Partial consideration for acquisition
    of Mediatel                            $       -    $   21,000   $       -
  Note payable issued as partial
   consideration for acquisition of
   Mediatel                                $       -    $    3,000   $       -
  Common stock issued for retirement
   of Series B Preferred stock             $       -    $        -   $   3,322
  Common stock issued for retirement
   of Series D Preferred stock             $       -    $        -   $     517
  Common stock issued in acquisition
   of minority interest of subsidiary      $       -    $        -   $     200
  Issuance of common stock warrants for
   prepaid expenses                        $       -    $        -   $     326

The accompanying notes are an integral part of these consolidated financial statements.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is a diversified international telecommunications company with businesses that cover voice, data, Internet and wireless communications.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's current Chairman of the Board and President. In 1995, the Company began shifting its focus to telecommunications and no longer has a significant interest in the music and recording studio business.

Since then, the Company has taken several major steps toward becoming an international telecommunications provider. In April 1995, the Company acquired its wireless messaging technology. In May 1999, the Company acquired MegaHertz-NKO, Inc., an Internet Service Provider ("ISP") and a provider of enhanced telecommunications and IP telephony services. In October 1999, the Company acquired NKA Communications Pty, Ltd. ("NKA"), an Australian provider of telephony to corporate clients. In December 1999, the Company acquired Tekbilt World Communications, Inc. ("TWC"), a facilities-based provider of Internet Protocol ("IP") and conventional switched telecommunications services with a large distribution network.

In Fiscal 1999, the Company also acquired GlobalFirst Holdings Limited ("GlobalFirst") and Mediatel Global Communications Limited ("Mediatel"). At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries (the "International Telecommunications Group") were telecommunications resellers operating in the residential, commercial and international calling card business sectors in the United Kingdom and Europe. In February 1999, the Company sold Telnet Products and Services Ltd. ("Telnet"), a wholly owned subsidiary of GlobalFirst, which operated over 100 public call offices throughout Europe. As of October 11, 1999, all of the remaining companies in the International Telecommunications Group filed for voluntary liquidation in the United Kingdom and ceased operation of their businesses as of that date (see Note 6).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
On June 30, 1998, the Company changed its fiscal year end from July 31 to June
30. As a result, the statements of operations and cash flows for the period ended June 30, 1998 consist of activity for the eleven month period from August 1, 1997 to June 30, 1998. In these financial statements, the twelve month periods ended June 30, 2000 and 1999 are referred to as Fiscal 2000 and Fiscal 1999, respectively, and the eleven month period ended June 30, 1998 is referred to as Fiscal 1998.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation. The companies of the International Telecommunications Group have been accounted for under the equity method of accounting. In the case of GlobalFirst, Mediatel and their subsidiaries, equity method accounting was required because the Company's control was deemed to be temporary due to the liquidation proceedings initiated on October 11, 1999. In the case of Telnet, equity method accounting was required because the Company's control was temporary due to the sale of Telnet in February 1999.

Cash Equivalents
----------------
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas, and generally short payment terms.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accounts payable, and accrued expenses. These balances, as presented in the balance sheet as of June 30, 2000 and 1999, approximate their fair value because of their short maturities. Accounts receivable are presented net of allowance for uncollectible accounts of $289,000 and $0 as of June 30, 2000 and 1999, respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment
----------------------
Property and equipment are recorded at cost, and are depreciated primarily using the declining balance and straight line methods over estimated useful lives of 3 to 10 years.

Intangible Assets
-----------------
The Company's intangible assets consist principally of goodwill, which is amortized on a straight-line basis over a 5-year period. Goodwill generally relates to acquisitions made during Fiscal 2000 and Fiscal 1999. Recoverability of such goodwill is evaluated based on the estimated expected future cash flows from the business operations of the companies acquired in relation to the net book value of the goodwill. During Fiscal 2000 and Fiscal 1999, the Company wrote off significant portions of its goodwill (see Note 6).

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign operations are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity.

Revenue Recognition and Deferred Revenue
----------------------------------------
The majority of the Company's revenue is generated through sales of prepaid calling cards. The Company sells prepaid calling cards to distributors or direct to retailers at a fixed price with normal credit terms. When the customer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time. All prepaid phone cards sold by the Company have expiration dates ranging up to a maximum of six months after first use.

Research and Development Expenses
---------------------------------
Research and development expenditures, which are expensed as incurred, totaled approximately $4,161,000, $2,465,000 and $1,188,000 during Fiscal 2000, Fiscal
1999 and Fiscal 1998, respectively.

Income Taxes
------------
The Company has adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income
--------------------
In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss. The Company had foreign currency translation adjustments of $55,000 and $1,348,000 during Fiscal 2000 and Fiscal 1999, respectively.

Net Loss Per Common Share
-------------------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All amounts presented as net loss per common share have been retroactively restated to give effect to this reverse split.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Fiscal 2000 Acquisitions
------------------------
On October 12, 1999, the Company completed the acquisition of all of the outstanding common stock of NKA, an Australian IP telephony company, for consideration valued at approximately $3,554,000. Consideration paid for NKA consisted of 287,500 shares of Clariti common stock. An additional 87,500 shares of Clariti common stock are being held in escrow until certain targets are achieved by NKA over a two-year period. The NKA acquisition was accounted for using the purchase method of accounting. Substantially all of the acquisition cost was recognized as goodwill.

On December 22, 1999, the Company completed the acquisition of all of the outstanding common stock of TWC, a telecommunications company that offers long distance and toll-free services, prepaid calling cards, postpaid calling cards, prepaid cellular and e-commerce telecommunications services, through both retail and wholesale distribution channels, for consideration valued at approximately $3,206,000. Consideration paid for TWC consisted of 323,084 shares of Clariti common stock valued at approximately $2,908,000 and $298,000 in cash. An additional 555,556 shares of Clariti common stock are issuable as certain targets are achieved by TWC over a three-year period. The NKA acquisition was accounted for using the purchase method of accounting. Substantially all of the acquisition cost was recognized as goodwill.

The following unaudited pro forma financial information presents a summary of consolidated results of operations for Clariti, NKA and TWC as if the acquisitions of NKA and TWC had occurred on July 1, 1998 (dollars in thousands, except per share data):

                                              Fiscal       Fiscal
                                               2000         1999
                                            ---------    ---------
     Revenue                                 $  9,078    $   7,979
     Net loss before extraordinary item      $(39,062)   $(221,458)
     Net loss                                $( 5,560)   $(221,458)
     Net loss per share before
      extraordinary item                     $(  1.16)   $(  11.92)
     Net loss per share                      $(  0.16)   $(  11.92)

These unaudited pro forma results have been prepared for comparative purposes only and reflect a adjustments for amortization of goodwill incurred in the acquisitions. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition of NKA and TWC occurred on July 1, 1998, or of future results of operations of the consolidated entities.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 3 - ACQUISITIONS AND DISPOSITIONS (continued)

Fiscal 1999 Acquisitions and Dispositions
-----------------------------------------
On December 8, 1998 Clariti acquired 100% of the capital stock of GlobalFirst from Chadwell Hall Holdings Ltd. ("CHH") for 19,142,875 shares of Clariti common stock valued at $134,000,000. The transaction was accounted for using the purchase method of accounting. Although the original Clariti shareholders had less than a majority ownership after the GlobalFirst acquisition was completed, Clariti management maintained management control of the operations. The Company allocated all of the purchase price in excess of fair market value of tangible net liabilities ($135,065,000) to goodwill. As of October 11, 1999, GlobalFirst and its subsidiaries filed for voluntary liquidation in the United Kingdom and ceased operation of their businesses as of that date (see Note 6). As a result, all of the goodwill associated with the acquisition of GlobalFirst, except that goodwill attributable to the acquisition of Telnet of $15,423,000, was written off in Fiscal 1999. Goodwill associated with the acquisition of Telnet was eliminated with the sale of Telnet in February 1999.

On February 3, 1999, the Company completed the sale of all of the outstanding capital stock of Telnet to CHH ("Telnet Share Purchase and Sale Agreement"). In return, CHH issued to Clariti a demand note in the amount of $21,000,000 ("$21,000,000 Note"), the estimated value of Telnet at the time it was acquired by Clariti on December 8, 1998. The $21,000,000 Note carried a fixed interest rate of 4.62% and was payable, including accrued interest thereon, within 10 days of demand by Clariti. The $21,000,000 Note was canceled on March 16, 1999 in connection with the Company's acquisition of Mediatel as further described below. Clariti realized a gain of approximately $3,819,000 on the sale of Telnet as a result of Telnet's accumulated losses from operations prior to its sale. However, such gain was not recognized in income, but was treated as a reduction of additional paid-in capital to reflect the fact that Telnet was purchased from and resold to CHH, formerly the Company's majority shareholder of record.

On March 16, 1999, Clariti acquired all of the outstanding capital stock of Mediatel from CHH for approximately $24,000,000. Consideration paid for Mediatel consisted of cancellation of the $21,000,000 Note received upon the sale of Telnet, including accrued interest, and the issuance of a promissory note payable to CHH in the amount of $3,000,000 (the "$3,000,000 Note"). The $3,000,000 Note carried a fixed interest rate of 6.5% and was payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the $3,000,000 Note. During Fiscal 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital. The Mediatel acquisition was accounted for using the purchase method of accounting. The Company allocated all the purchase price in excess of fair market value of tangible net liabilities ($31,790,000) to

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 3 - ACQUISITIONS AND DISPOSITIONS (continued)

goodwill. As of October 11, 1999, GlobalFirst and its subsidiaries filed for voluntary liquidation in the United Kingdom and ceased operation of their businesses as of that date (see Note 6). As a result, all of the goodwill associated with the acquisition of Mediatel was written off in Fiscal 1999.

On May 7, 1999, the Company acquired all of the outstanding common stock of MegaHertz-NKO for consideration valued at approximately $13,300,000. Consideration paid for MegaHertz-NKO consisted of 1,120,000 shares of Clariti common stock. An additional 255,000 shares of Clariti common stock were placed in escrow until certain revenue and gross margin targets were achieved by MegaHertz-NKO over a two-year period. The Company allocated all of the purchase price in excess of fair market value of tangible net assets ($12,701,000) to goodwill. During Fiscal 2000, the Company entered negotiations with the former shareholders of MegaHertz-NKO to resolve the disposition of the 255,000 shares of Clariti common stock held in escrow. As a result of these negotiations, 127,500, or one half, of the escrowed shares were issued to the former shareholders of MegaHertz-NKO in settlement of the escrow agreement. The issuance of these shares resulted in the recognition of $701,000 being added to the purchase price of MegaHertz-NKO in Fiscal 2000. During Fiscal 2000, the Company terminated most of the revenue-generating activities of MegaHertz-NKO and consolidated those remaining into TWC. This action precipitated a write-off of goodwill related to the acquisition of MegaHertz-NKO (see Note 6).


NOTE 4 - EQUITY IN NET LIABILITIES OF UNCONSOLIDATED SUBSIDIARIES

As of October 11, 1999, the companies of the International Telecommunications Group filed for voluntary liquidation and ceased operation of their business activities. The Company's control of the group was deemed to be temporary, thus the equity method was used to account for the group. Results of operations for Fiscal 1999 include the net losses of the International Telecommunications Group from the date of acquisition through October 11, 1999. Summarized financial information of these companies for Fiscal 1999 follows (dollars in thousands):

Condensed Statement of Operations for Fiscal 1999

     Revenues                    $10,061
     Expenses                     39,125
                                 -------
     Net loss                    $29,064
                                 =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 4 - EQUITY IN NET LIABILITIES OF UNCONSOLIDATED SUBSIDIARIES (continued)

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
                                 ========


NOTE 5 - EXTRAORDINARY GAIN

As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. This voluntary liquidation was undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to Clariti. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group. All losses from operations of the International Telecommunications Group had been provided for as of June 30, 1999, including losses from operations during the period from July 1, 1999 to October 11, 1999. Therefore, the Company recognized an extraordinary gain of $33,502,000, or $1.00 per share, largely attributable to the excess of liabilities discharged over the book value of assets of the International Telecommunications Group as of the liquidation date.


NOTE 6 - ASSET IMPAIRMENT

During Fiscal 2000, the Company undertook a review of MegaHertz-NKO's operations and concluded that its revenue-generating activities could not become profitable. The Company therefore terminated most of MegaHertz-NKO's revenue-generating activities and consolidated those remaining operations into TWC. This action precipitated the write-off of $10,441,000, or $0.31 per share, of goodwill related to the acquisition of MegaHertz-NKO.

On October 11, 1999, the International Telecommunications Group filed for voluntary liquidation under the laws of the United Kingdom. This voluntary liquidation was undertaken because the Company concluded that the International Telecommunications Group could not pay their debts. As a result, all goodwill related to the acquisitions of GlobalFirst and Mediatel, a total of $152,214,000, or $8.19 per share, was written off in Fiscal 1999.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 7  - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (dollars in thousands):

                                             June 30      June 30
                                               2000         1999
                                            ---------    ---------
     Computer equipment and software         $ 4,236      $ 2,964
     Office equipment and furniture            1,114        1,780
     Leasehold improvements                       78            -
                                             -------      -------
     Total cost                                5,428        4,744
     Less accumulated depreciation            (1,356)      (1,500)
                                             -------      -------
                                             $ 4,072      $ 3,244
                                             =======      =======

Depreciation expense was $1,079,000, $210,000 and $32,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.


NOTE 8 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2000, Fiscal 1999 and Fiscal 1998 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                         Fiscal        Fiscal       Fiscal
                                          2000          1999         1998
                                       ----------    ----------    ---------
     Statutory benefit provision        $(57,169)     $( 3,480)     $( 1,179)
     Tax differentials on foreign loss        40             -             -
     Increase in valuation allowance      57,129         3,480         1,179
                                        --------      --------      --------
                                        $      -      $      -      $      -
                                        ========      ========      ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 8 - INCOME TAXES (continued)

Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the Company's deferred tax assets (liabilities) are as follows (dollars in thousands):
                                        June 30       June 30
                                          2000          1999
                                       ----------    ----------
     Property and equipment             $(   137)     $(   132)
     Net operating loss carryforwards     69,881        12,580
     Valuation allowance                 (69,744)      (12,448)
                                        --------      --------
                                        $      -      $      -
                                        ========      ========

Clariti Telecommunications International, Ltd. files a consolidated corporate income tax return in the United States and its foreign subsidiaries in the United Kingdom and Australia will be required to file income tax returns in their respective countries.

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three-year period. Because of the recent and contemplated changes in ownership of the Company's common stock, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At June 30, 2000 the Company had net operating loss carryforwards of approximately $237,259,000 which if not used will expire primarily during the years 2004 through 2015. At June 30, 2000, the Company had net operating loss carryforwards of approximately $1,160,000 for United Kingdom income tax purposes, which can be carried forward indefinitely subject to continuity of ownership and continuity of business tests. At June 30, 2000, the Company had net operating loss carryforwards of approximately $616,000 for Australian income tax purposes, which can be carried forward indefinitely subject to continuity of ownership and continuity of business tests.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
------
Some of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and automobiles. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense for operating leases in Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $509,000, $108,000 and $11,000, respectively.

Some of the Company's telecommunications equipment is subject to capital leases that expire in 2003. Long-term liabilities consist principally of capital lease obligations. Property and equipment include the following amounts for capitalized leases (amounts in thousands):

                                             June 30      June 30
                                               2000         1999
                                            ---------    ---------
     Computer equipment and software         $   604      $     -
     Less accumulated depreciation            (   89)           -
                                             -------      -------
                                             $   514      $     -
                                             =======      =======

The following is a schedule of future minimum rental payments for all non-cancelable leases that have initial or remaining lease terms in excess of one year at June 30, 2000 (dollars in thousands):

                       Year Ending
                         June 30,
                       -----------
                         2001                  $ 1,247
                         2002                      941
                         2003                      628
                         2004                      577
                         2005                      346
                         After 2005                159
                                               -------
             Total minimum lease payments        3,898
             Less amount representing interest  (   57)
                                               -------
             Present value of net minimum
              lease payments                   $ 3,841
                                               =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Telecommunication Service Agreements
------------------------------------
The Company has telecommunications service agreements with its service providers. Some of these agreements contain minute volume commitments, the amounts of which are not material individually or in the aggregate.

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

Legal Proceedings
-----------------
France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a French subsidiary of GlobalFirst, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. A first hearing on this complaint was held on September 13, 2000. The French Court instructed Clariti to file a defense by October 11, 2000.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas.
This appeal is currently pending. The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

On or about June 17, 1999 Clariti, together with Mediatel, GlobalFirst, and CHH, formerly the owner of record of a majority of Clariti stock (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier Corporation and Frontel Communications Limited (collectively "Frontier") concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 1,250,000 shares of its common stock (5,000,000 shares before the 1 for 4 reverse split) as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst ("Clariti Stock"). The amount due Frontier by Mediatel and GlobalFirst as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the Clariti Stock by CHH, Clariti may purchase any portion or all of the Clariti Stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 1,250,000 shares of Clariti Stock for less than the Account Balance, GlobalFirst, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. Frontier, in its filings with the American Arbitration Association, has alleged that (i) the Account Balance is at least 9,215,074.40 British Pounds (approximately $13,800,000); (ii) Clariti had failed to disclose material information to Frontier at the time of signing the March 4 Agreement; (iii) Clariti and the other Claimants breached the March 4 Agreement and (iv) Clariti, together with the other Claimants, are liable to Frontier for an amount to be determined by the Arbitrators, but at least 9,215,074.40 British Pounds (approximately $13,800,000). Clariti has filed a pleading with the American Arbitration Association disputing these allegations. Further, Clariti believes that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 Agreement is limited to the delivery of the Clariti Stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the Account Balance, and (iii) the allegations of Frontier that Clariti failed to disclose material information to Frontier is incorrect. A hearing date has been set to commence December 4, 2000. If

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Frontier is successful in its position, Clariti would have a significant obligation to Frontier if the value of the Clariti Stock is less than the Account Balance. Further, if neither Clariti nor CHH purchases the Clariti Stock from Frontier and Frontier is then able to sell a significant amount of such shares in the open market, the market price of Clariti's common stock may decline.

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


NOTE 10 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel (see Note 3), the Company issued a promissory note payable to CHH, the owner of Mediatel and formerly the Company's majority shareholder of record, in the amount of $3,000,000. Such note carried a fixed interest rate of 6.5% and was payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.

During Fiscal 2000, Clariti Telecommunications Europe Limited, a United Kingdom subsidiary of the Company, sold certain excess telecommunications equipment to an affiliate of CHH in an arms length transaction valued at approximately $195,000. A loss of approximately $762,000 was realized on this transaction.

In the ordinary course of business, the Company's unconsolidated foreign subsidiaries entered into various transactions with affiliates of CHH. A summary of such transactions, all of which were at arms length, is set out below (dollars in thousands):
                                                Fiscal
                                                 1999
                                                ------
      Revenue                                   $3,756
      Cost of revenue                           $1,912
      Purchases of equipment                    $  389
      Accounts receivable at June 30, 1999      $1,560
      Accounts payable at June 30, 1999         $2,238
      Loans payable at June 30, 1999            $3,520
      Loans receivable at June 30, 1999         $2,579

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock
------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All amounts of Clariti common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

During Fiscal 2000 the Company sold approximately 3,914,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $32,373,000. In addition, the Company issued 125,000 shares to an investor in settlement of a loan for $1,000,000 such investor had made to the Company.

As further described in Note 3 above, approximately 611,000 shares of the Company's common stock was issued in connection with the acquisitions of TWC and NKA, and the Company recognized the issuance of approximately 128,000 shares in connection with the settlement of the MegaHertz-NKO acquisition escrow agreement.

During Fiscal 1999 the Company sold approximately 3,567,000 shares of its common stock to several investors for proceeds, net of commissions, of $24,807,000. Included in these amounts were approximately 2,857,000 shares sold to CHH for proceeds of $20,000,000 less commission consisting of $158,000 cash and 51,550 shares of Clariti stock. As further described in Note 3 above, approximately 19,143,000 shares of the Company's common stock was issued to CHH in connection with the acquisition of GlobalFirst, and another 1,120,000 shares were issued in connection with the acquisition of MegaHertz-NKO.

Warrants
--------
From time to time, the Board of Directors of the Company may issue warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within 1 to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 35-month period ended June 30, 2000:

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants outstanding, 7/31/97       271    $ .04 - $14.00        $ 9.92
  Warrants issued                   203    $5.00 - $14.00        $ 6.88
  Warrants exercised             (    2)       $0.04             $ 0.04
  Warrants canceled              (   69)   $9.60 - $14.00        $10.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/98       403    $5.00 - $14.00        $ 8.44
  Warrants issued                   123    $7.00 - $14.00        $ 8.07
  Warrants exercised             (   75)       $5.00             $ 5.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/99       451    $6.00 - $14.00        $ 9.04
  Warrants issued                 4,348    $6.00 - $20.00        $12.03
  Warrants canceled/expired      (  110)   $8.00 - $20.00        $17.27
----------------------------------------------------------------------------
Warrants outstanding, 6/30/00     4,689    $6.00 - $20.00        $12.03
----------------------------------------------------------------------------

Of the 4,348,000 warrants issued during Fiscal 2000, 3,077,000 were issued as units with common stock. During Fiscal 2000, 85,000 of these warrants expired, and the remaining 2,992,000 warrants have exercise prices between $12.00 and $20.00 per share and are scheduled to expire on September 30, 2000.

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5%. The Black-Scholes model valued the warrants issued during Fiscal 2000 and Fiscal 1999 at $11,973,000 and $383,000, respectively.

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

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100 thousand. The Company has reserved a total of 1,250,000

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

shares for issuance under the Plan. No options have been granted under this plan through June 30, 1999. The Plan terminates in November 2001, unless terminated earlier by the Board of Directors.

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the 35-month period ended June 30, 2000:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options outstanding, 7/31/97        434    $8.00 - $15.50        $12.64
  Options granted                   523    $4.25 - $12.36        $ 6.84
  Options forfeited              (    3)       $9.50             $ 9.50
----------------------------------------------------------------------------
Options outstanding, 6/30/98        954    $4.25 - $15.50        $ 9.48
  Options granted                 1,894    $6.00 - $15.50        $10.51
----------------------------------------------------------------------------
Options outstanding, 6/30/99      2,848    $4.25 - $15.50        $10.03
  Options granted                   672    $7.50 - $12.13        $10.74
  Options forfeited              (   52)   $8.75 - $12.13        $10.98
----------------------------------------------------------------------------
Options outstanding, 6/30/00      3,468    $4.25 - $15.50        $10.15
----------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during Fiscal 2000, Fiscal 1999 or Fiscal 1998. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's results of operations would have been affected as indicated in the schedule of pro forma amounts shown below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.5% (in thousands of dollars, except per share amounts).

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

                                         Fiscal        Fiscal       Fiscal
                                          2000          1999         1998
                                       ----------    ----------    ---------
Net loss before extraordinary item:
       As reported                     $( 38,374)     $(220,412)   $( 4,248)
       Pro forma                       $( 45,524)     $(231,229)   $( 7,175)

Net loss:
       As reported                     $(  4,872)     $(220,412)   $( 4,248)
       Pro forma                       $( 12,022)     $(231,229)   $( 7,175)

Net loss per share before
 extraordinary item:
       As reported                     $(   1.14)    $(  11.88)    $(  0.80)
       Pro forma                       $(   1.35)    $(  12.44)    $(  1.36)

Net loss per share:
       As reported                     $(   0.14)    $(  11.88)    $(  0.80)
       Pro forma                       $(   0.35)    $(  12.44)    $(  1.36)


NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor defined contribution pension plans for their employees in the form of 401(k) plans. Company contributions to such plans are not material. In Australia, the Company provides no pension contributions above that required by the government.

The Company pays most of the cost of medical insurance for its United States employees, the cost of which is not material. In Australia, the Company provides no medical insurance above that required by the government. The Company provides no post-retirement medical benefits.


NOTE 13 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has divided its operations into two reportable segments, Telephony/Internet Services and Wireless Messaging, based on fundamental differences in their operations as well as their products and services offered. Amounts presented in the following tables are in thousands of dollars, except per share amounts.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 13 - SEGMENT INFORMATION (continued)

                                          Fiscal        Fiscal       Fiscal
                                           2000          1999         1998
                                        ----------    ----------    ---------
Revenues
--------
     Telephony/Internet Services         $  6,735      $     251     $     -
     Wireless Messaging                         -              -           -
                                         --------      ---------     -------
     Total revenues                      $  6,735      $     251     $     -
                                         ========      =========     =======

Net Loss Before Extraordinary Item
----------------------------------
     Telephony/Internet Services         $(21,007)(a)  $(153,049)(b) $     -
     Wireless Messaging                   ( 6,375)      (  4,130)     (2,117)
     Equity in losses of unconsolidated
      subsidiaries                              -       ( 54,987)          -
     Corporate                            (10,992)      (  8,246)     (2,131)
                                         --------      ---------     -------
     Total net loss before
      extraordinary item                 $(38,374)     $(220,412)    $(4,248)
                                         ========      =========     =======

Extraordinary Item
------------------
     Telephony/Internet Services         $      -      $       -     $     -
     Wireless Messaging                         -              -           -
     Equity in losses of unconsolidated
      subsidiaries                              -              -           -
     Corporate                             33,502              -           -
                                         --------      ---------     -------
     Total extraordinary item            $ 33,502      $       -     $     -
                                         ========      =========     =======

Net Loss
--------
     Telephony/Internet Services         $(21,007)(a)  $(153,049)(b) $     -
     Wireless Messaging                   ( 6,375)      (  4,130)     (2,117)
     Equity in losses of unconsolidated
      subsidiaries                              -       ( 54,987)          -
     Corporate                             22,510       (  8,246)     (2,131)
                                         --------      ---------     -------
     Total net loss before
      extraordinary item                 $( 4,872)     $(220,412)    $(4,248)
                                         ========      =========     =======

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 13 - SEGMENT INFORMATION (continued)
                                          Fiscal        Fiscal       Fiscal
                                           2000          1999         1998
                                        ----------    ----------    ---------
Additions to Long-Lived Assets
------------------------------
     Telephony/Internet Services         $  1,949      $      5      $     -
     Wireless Messaging                       315           190          249
     Corporate                                341            32           46
                                         --------      --------      -------
     Total additions to long-lived
      assets                             $  2,605      $    227      $   295
                                         ========      ========      =======

Depreciation and Amortization
-----------------------------
     Telephony/Internet Services         $  4,286      $    518      $     -
     Wireless Messaging                       208           163           39
     Corporate                                 32            20           22
                                         --------      --------      -------
     Total depreciation and
      amortization                       $  4,526      $    701      $    61
                                         ========      ========      =======

                                          As of         As of
                                         June 30,      June 30,
                                           2000          1999
                                       ----------    ----------
Assets
------
     Telephony/Internet Services         $ 11,095      $ 15,875
     Wireless Messaging                       839           728
     Corporate                             14,723         3,327
                                         --------      --------
     Total assets                        $ 26,657      $ 19,930
                                         ========      ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1998


NOTE 13 - SEGMENT INFORMATION (continued)

The Company's operations are located in the United States, Australia and the United Kingdom. The following tables present geographic information for revenues and long-lived assets (in thousands of dollars):

                                         Fiscal        Fiscal       Fiscal
                                          2000          1999         1998
                                       ----------    ----------    ---------
Revenues
--------
     United States                       $  5,241      $    251      $     -
     Australia                              1,494             -            -
     United Kingdom                             -             -            -
                                         --------      --------      -------
     Total revenues                      $  6,735      $    251      $     -
                                         ========      ========      =======

                                          As of         As of
                                         June 30,      June 30,
                                           2000          1999
                                       ----------     ---------
Long-Lived Assets
-----------------
     United States                       $  5,533      $ 13,547
     Australia                              2,827             -
     United Kingdom                         1,570         2,293
                                         --------      --------
     Total assets                        $  9,930      $ 15,840
                                         ========      ========

(a) Includes $10,441,000 write-off of goodwill related to the acquisition of MegaHertz-NKO. See Note 6.

(b) Includes $152,214,000 write-off of goodwill related to the acquisitions of GlobalFirst and Mediatel. See Note 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 18, 1998, the Company, with the approval of its board of directors, engaged the accounting firm of PricewaterhouseCoopers LLP ("PwC") as independent accountants for the Company for the year ending June 30, 1999. The work of Cogen Sklar LLP ("Cogen Sklar") was terminated coincident with the engagement of PwC. During the fiscal periods ended June 30, 1998 and July 31, 1997, and the quarter ended September 30, 1998, there were no disagreements with Cogen Sklar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cogen Sklar would have caused them to make reference thereto in their report on the financial statements for such periods, or any reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). Cogen Sklar's report on the financial statements for the last two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Cogen Sklar furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Cogen Sklar's letter to the SEC, dated December 22, 1998, is included as Exhibit 16.1 to Amendment No. 2 the Company's Form 10-KSB for the year ended June 30, 1999 as filed with the SEC on November 22, 1999 (incorporated herein by reference).

     On September 7, 1999 PwC resigned as the Company's independent accountants. PwC's decision to resign was their own. Their decision to resign was made with no prior notice given to the Company. The Company engaged PwC on December 18, 1998 to audit its consolidated financial statements for the year ending June 30, 1999. As a result, PwC had not reported on the Company's consolidated financial statements. PwC audited the consolidated financial statements of GlobalFirst for the years ended June 30, 1998 and 1997. GlobalFirst was acquired by the Company on December 8, 1998, and their audited financial statements for the years ended June 30, 1998 and 1997, including PwC's report thereon, were filed as an exhibit to a Form 8-K/A filed by the Company on February 22, 1999. PwC's report on such financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. PwC also audited the consolidated financial statements of Mediatel for the year ended June 30, 1998. Mediatel was acquired by the Company on March 16, 1999. Mediatel's audited financial statements, including PwC's report thereon, were filed as an exhibit to a Form 8-K/A filed by the Company on June 1, 1999. PwC's report on such financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the incomplete audit of the Company's consolidated financial statements for the year ended June 30, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such period. In connection with the audits of GlobalFirst and Mediatel referred to above, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such periods. PwC informed the Company that they had resigned because, in their opinion, internal controls necessary to develop reliable financial statements for the year ended June 30, 1999 for its recently acquired United Kingdom subsidiaries, GlobalFirst and Mediatel, were not adequate at the time of their resignation. PwC expressed concern regarding the ability of GlobalFirst and Mediatel to ensure the adequate prevention and detection of fraud with respect to cash collections, properly allocate cash receipts to customer accounts, properly record sales, properly record fixed assets, and properly record compensation to employees and directors. PwC expressed no such concerns regarding internal controls over the Company or other subsidiary operations. The Company acquired GlobalFirst on December 8, 1998. On February 3, 1999, Registrant sold Telnet, a wholly owned subsidiary of GlobalFirst whose operations comprised the vast majority of GlobalFirst's revenues and expenses for the years ended June 30, 1998 and 1997. A portion of the internal control issues cited by PwC relate to Telnet, a business owned by the Company for a period of less than two months. In spite of the fact that the Company owned GlobalFirst for only nine months at the time of PwC's resignation (seven months as of June 30, 1999) and Mediatel for only six months at the time of PwC's resignation (three months as of June 30, 1999), the Company undertook initiatives to improve internal controls over the remaining operations of GlobalFirst and Mediatel, including a substantial overhaul of the senior management team. Specifically, the Company hired a new Managing Director for all of its European operations and replaced the GlobalFirst Finance Director with a Chartered Accountant. The Company authorized PwC to respond fully to the inquiries of the successor accountant, when engaged, concerning the internal control issues. The Company requested that PwC furnish it with a letter addressed to the SEC stating whether it agreed with the above statements. PwC's response provided some clarifying comments. A copy of PwC's letter to the SEC, dated September 22, 1999, is included as Exhibit 16.2 to Amendment No. 2 the Company's Form 10-KSB for the year ended June 30, 1999 as filed with the SEC on November 22, 1999 (incorporated herein by reference).

     The Company re-engaged Cogen Sklar as its independent accountants on September 13, 1999. Cogen Sklar engaged another independent accounting firm based in the United Kingdom, Morison Stoneham, to assist it in the audit of the Company's United Kingdom subsidiaries. Cogen Sklar had previously been the Company's independent accountants for fiscal years ended in 1992 through 1998. As such, the Company has within the last two years consulted Cogen Sklar regarding the application of accounting principles to transactions included in the Company's audited financial statements for years ended prior to 1999 and the type of audit opinion to be rendered on the Company's audited financial statements for fiscal years ended prior to 1999. For the year ended June 30, 1999, the Company has not consulted with Cogen Sklar regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that would be rendered on the Company's June 30, 1999 financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. In a Form 8-K filed on September 13, 1999, the Company disclosed that its previous accountants, PwC, had resigned because, in its opinion, internal controls necessary to develop reliable financial statements for the year ended June 30, 1999 for the Company's then recently acquired United Kingdom subsidiaries were not adequate at the time of their resignation.

     The Company advised Cogen Sklar of the internal control issues cited by PwC. Cogen Sklar provided the Company with no oral or written comments regarding such issues. The Company requested Cogen Sklar to review the disclosures made in Amendment No. 2 to the Company's Form 10-KSB for the year ended June 30, 1999 and provide it with a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made in the Form 8-K filed on September 13, 1999. Cogen Sklar advised the Company that it would have no such comments to provide and therefore would not provide such a letter.

                                 PART III


ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Information required to be disclosed in Item 10 will be provided in an amendment to this Form 10-K within 120 days of the end of the Company's fiscal year.



ITEM 11.     EXECUTIVE COMPENSATION

     Information required to be disclosed in Item 11 will be provided in an amendment to this Form 10-K within 120 days of the end of the Company's fiscal year.



ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required to be disclosed in Item 12 will be provided in an amendment to this Form 10-K within 120 days of the end of the Company's fiscal year.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required to be disclosed in Item 13 will be provided in an amendment to this Form 10-K within 120 days of the end of the Company's fiscal year.

                                 PART IV


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (a)
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited. (b)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.5   Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (d)
2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (g)
3.1   Articles of Incorporation (e)
3.1.1 Amendment to Articles of Incorporation *
3.2   Bylaws (e)
10.1  Employment Agreement with James M. Boyd, Jr. (f)
10.4  Employment Agreement with David C. Bryan (f)
10.5  Employment Agreement with Michael P. McAndrews (f)
10.6  Employment agreement with Ronald R. Grawert (g)
10.7  Employment agreement with Joseph A. Smith (g)
10.8  Employment agreement with Daniel P. McDuffie (g)
10.9  Employment Agreement with James M. Boyd, Jr. *
13.1  Consent of Independent Auditor *
16.1  Letter on change in certifying accountant (h)
16.2  Letter on change in certifying accountant (i)
21.1  Principal subsidiaries of the Registrant
         (i) Global Telecommunications of Delaware, Inc. (100% owned - incorporated in Delaware))
        (ii) Clariti Wireless Messaging, Inc. (formerly Clariti Digital Paging, Inc.) (100% owned - incorporated in Delaware)
       (iii) Clariti Telecommunications Europe Limited (100% owned - incorporated in United Kingdom)
        (iv) Clariti Carrier Services Limited (100% owned - incorporated in United Kingdom)
         (v) Clariti IP Services, Inc. (formerly MegaHertz-NKO, Inc.) (100% owned - incorporated in Delaware)
        (vi) Clariti Telecommunications Pty Ltd. (formerly NKA Communications Pty Ltd.) (100% owned - incorporated in Australia)
       (vii) Clariti Telecom, Inc. (formerly Tekbilt World Communications, Inc.) (100% owned - incorporated in Pennsylvania)
      (viii) Clariti Ventures, Inc. (formerly Peljo Music, Inc.) (100% owned - incorporated in Pennsylvania)

27.1  Financial data schedule *

Incorporated by reference to the following documents previously filed by the
Company:

(a) Form 8-K filed December 23, 1998 (earliest event reported Dec. 8, 1998)
(b) Form 8-K filed February 18, 1999
(c) Form 8-K filed March 26, 1999
(d) Form 8-K filed May 24, 1999
(e) Annual Report on Form 10-KSB for the period ended July 31, 1990
(f) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997
(g) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999
(h) Form 8-K filed December 23, 1998 (earliest event reported Dec. 18, 1998)
(i) Amendment No. 1 to Form 8-K filed on September 23, 1999


Reports on Form 8-K

The Company filed the following Form 8-K during the quarter ended June 30, 2000.

(a) The Company filed a Form 8-K on April 17, 2000.  The report disclosed in
    Item 5 that it had completed a private placement to several foreign institutional investors of 3,850,000 shares of its common stock for aggregate proceeds of $10,588,000 which, after commissions of $1,165,000, resulted in net proceeds to Clariti of $9,423,000.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                             By:  s/ Peter S. Pelullo
                                  ------------------------
                                    Peter S. Pelullo
                                    Chairman and President

Dated: September 28, 2000

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
----------------------        --------------------------    ------------------

s/Peter S. Pelullo            Chairman of the Board and     September 28, 2000
----------------------        President
  Peter S. Pelullo


s/Ronald R. Grawert           Chief Executive Officer       September 28, 2000
----------------------        and Director
  Ronald R. Grawert


s/ James M. Boyd, Jr.         Vice President of Finance     September 28, 2000
----------------------        and Chief Accounting
  James M. Boyd, Jr.          Officer


s/Louis Golm                  Co-Vice Chairman and          September 28, 2000
----------------------        Director
  Louis Golm


s/John N. D'Anastasio         Director                      September 28, 2000
----------------------
  John N. D'Anastasio


s/ Robert J. Sannelli         Director                      September 28, 2000
---------------------
  Robert J. Sannelli

s/ Abe Carmel                 Director                      September 28, 2000
---------------------
  Abe Carmel