Form 10-K/A
period 2000-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2000-10-30
CIK 941814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

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

     The Company has conducted market research indicating that users prefer its Wireless Voice Messaging System over standalone voicemail accounts and other wireless devices. In March 2000, Clariti commissioned a U.S. market research study conducted by Strategic Resource Partners ("SRP"), a marketing and research firm whose principals have conducted consumer surveys for other leading technology firms such as Motorola, Apple, and Microsoft. SRP conducted in-depth one-on-one interviews with teens, "soccer moms", and business professionals in four U.S. cities. The screened participants either already owned a wireless device (cellular phone or pager), or were planning to purchase a wireless device within the next 12 months. Survey results indicated that 59% of respondents would buy a Voca(TM) and sign up for Clariti's wireless messaging service. These results confirm findings from Clariti's previous focus groups and consumer testing. Of the 59% that indicated that they would purchase Clariti's wireless product, the majority of these consumers stated that they would replace their existing pager or answering machine with a Voca(TM). SRP observed that survey participants quickly understood the product concept and grasped its benefits. Upon extrapolating the research results, SRP calculated that U.S. market demand for Clariti's wireless service could reach 15 million subscribers once the product is available nationwide. The SRP survey had a sampling error of 10%.

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

                            Fiscal     Fiscal      Fiscal     Fiscal   Fiscal
                             2000       1999        1998       1997     1996
                           --------   ---------   --------   -------   -------
                             (dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                    $  6,735   $     251   $      -   $   348   $     -
                           ========   =========   ========   =======   =======

Gross profit               $  1,124   $      91   $      -   $    34   $     -
Operating expenses           28,701      13,698      4,223     6,724     2,253
Loss from unconsolidated
 subsidiaries                     -      54,987(a)       -         -         -
Asset impairment charges
 and related accruals        10,441     152,214(b)       -       687         -
Other income (expense)         (356)        396        (25)       80         2
                           --------   ---------   --------   -------   -------
Net loss before
 extraordinary gain         (38,374)   (220,412)    (4,248)   (7,297)   (2,251)
Extraordinary gain on
 discharge of indebtedness   33,502           -          -         -        62
                           --------   ---------   --------   -------   -------
Net income (loss)          $ (4,872)  $(220,412)  $ (4,248)  $(7,297)  $(2,189)
                           ========   =========   ========   =======   =======

PER SHARE DATA, BASIC AND DILUTED(c)
------------------------------------
Net loss before
extraordinary gain         $  (1.14)  $  (11.86)  $  (0.81)  $ (1.67)  $ (0.65)
Extraordinary gain on
 discharge of indebtedness     1.00           -          -         -      0.02
                           --------   ---------   --------   -------   -------
Net income (loss)          $   0.14   $  (11.86)  $  (0.81)  $ (1.67)  $ (0.63)
                           ========   =========   ========   =======   =======

Cash dividends               None       None        None       None      None
                           ========   =========   ========   =======   =======

                            As of      As of       As of      As of     As of
                           June 30,   June 30,    June 30,   July 31,  July 31,
                             2000       1999       1998       1997       1996
                           --------   ---------   --------   -------   -------
BALANCE SHEET DATA
------------------
Total assets               $ 26,657   $  19,930   $  2,240   $ 1,898   $ 1,459
Long-term obligations      $    624   $       -   $      -   $     -   $     -
Stockholders' equity
 (deficit)(d)              $ 21,859   $ (19,660)  $  1,580   $ 1,524   $ 1,071


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

We are also involved in two other significant legal disputes which, if resolved unfavorably to us, would have a negative effect on our financial position. See
Item 3 "Legal Proceedings.

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
                                             =======      =======

The following is a schedule of future minimum rental payments for all non- cancelable leases that have initial or remaining lease terms in excess of one year at June 30, 2000 (dollars in thousands):

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

                                 PART III


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of October 15, 2000:

--------------------------------------------------------------------------------------------
Name                       Age     Current Position with the Company          Director Since
----                       ---     ---------------------------------          --------------
Peter S. Pelullo           48      President, Chairman of the Board, Chief    June 1989
                                   Financial Officer and Director

--------------------------------------------------------------------------------------------
Ronald R. Grawert          51      Chief Executive Officer and Director       October 1999

--------------------------------------------------------------------------------------------
Louis C. Golm              59      Co-Vice Chairman of the Board and          April 1999
                                   Director

--------------------------------------------------------------------------------------------
John N. D'Anastasio        52      Director                                   June 1991

--------------------------------------------------------------------------------------------
Robert J. Sannelli         55      Director                                   June 1991

--------------------------------------------------------------------------------------------
Michael H. Jordan          64      Co-Vice Chairman of the Board and          October 1999
                                   Director

--------------------------------------------------------------------------------------------
Chester John Hunt          31      Director                                   October 1999

--------------------------------------------------------------------------------------------
Hans Georg Hinderling      56      Director                                   October 1999

--------------------------------------------------------------------------------------------
Abraham Carmel             67      Director                                   October 1999

--------------------------------------------------------------------------------------------
Joseph A. Smith            46      Executive Vice President and Chief
                                   Operating Executive

--------------------------------------------------------------------------------------------
James M. Boyd, Jr.         44      Vice President of Finance and Chief
                                   Accounting Officer
--------------------------------------------------------------------------------------------

         All directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

         A brief description of the business experience during the past five years or more of each director and executive officer of the Company is as follows:

         Peter S. Pelullo became President, Chief Executive Officer and Chief Financial Officer of the Company in 1991, and was appointed the Company's Chairman of the Board in 1995. In October 1997, Mr. Pelullo relinquished the title of President of the Company with the appointment of Michael P. McAndrews to that position. In December 1998, Mr. Pelullo was re-appointed President of the Company when Mr. McAndrews became President of the Company's Wireless Messaging Division. In June 1999, Mr. Pelullo relinquished the title of Chief Executive Officer of the Company with the appointment of Ronald R. Grawert to that position. Mr. Pelullo remains Chairman of the Board, President and Chief Financial Officer of the Company.

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

         Louis C. Golm was elected a director of the Company and Vice Chairman of the Board in April 1999. Mr. Golm retired from AirTouch International and AirTouch Corporation in 1999, at which time he was serving as President of AirTouch International and Vice President of AirTouch Corporation., one of the largest cellular and paging providers in the U.S. From 1994 to 1997, Mr. Golm was President and Chief Executive Officer of AT&T - Japan, a subsidiary of AT&T, one of the largest communications companies in the world. Mr. Golm is currently a director of U.S. Wireless and SBS Technologies, Inc.

         John N. D'Anastasio has been the President of D'Anastasio Corp., a real estate development company, since 1986.

         Robert J. Sannelli has served since 1986 as director of operations and Vice President of D'Anastasio Corp., a real estate development company of which John D'Anastasio is President.

         Michael H. Jordan was elected a director of the Company and Co-Vice Chairman in October 1999. Mr. Jordan currently serves as Chairman of the Board of Directors of Luminant Worldwide Corporation, a provider of internet and electronic commerce professional services, and Chairman of eOriginal, Inc., an electronic commerce company. On December 31, 1998, Mr. Jordan retired as the Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation), positions he had held since July 1993. In addition to serving on the board of directors of Luminant Worldwide Corporation, Mr. Jordan currently serves on the boards of directors of Dell Computer Corporation, Aetna Inc., MarketWatch.com, and Young & Rubicam Inc.

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

         Abraham Carmel was elected a director of the Company in October 1999. Since 1994, Mr. Carmel has been President and owner of Carmel Associates, an investment banking firm. Mr. Carmel is Chief Operating Officer and a director of Atlantic Communications International, Ltd., a significant shareholder in the Company. Mr. Carmel is also a director of Datawave Systems, Inc., Sports Prize Entertainment, Inc. and Med Search, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fiscal year ended June 30, 2000.

ITEM 10.     EXECUTIVE COMPENSATION

         In June 1998, the Company changed its fiscal year end from July 31 to June 30. As a result, all data presented under Item 10, Executive Compensation, are for the 12 months ended June 30, 2000 ("Fiscal 2000") and 1999 ("Fiscal 1999"), respectively, and the 11 months ended June 30, 1998 ("Fiscal 1998").

         The following table sets forth compensation paid or accrued during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively, to the Company's Chief Executive Officer, the most highly compensated executive officers whose total annual salary and bonus earned them more than $100,000 during Fiscal 2000 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                            Compensation
                                                                                                Awards
                                                                                        --------------------------------------------
                                                 Annual Compensation     Other Annual                    Securities
                                   Fiscal      -----------------------   Compensation    Restricted      Underlying      All Other
                                    Year         Salary     Bonus                       Stock Awards    Options /SARs   Compensation
  Name and Principal Position      Ended         ($000)    ($000)           ($000)         ($000)          (#000)           ($000)
------------------------------------------------------------------------------------------------------------------------------------

Peter S. Pelullo                    2000          741(a)       -             35(d)           -               -              -
Chairman of the                     1999          634(b)      85             33(d)           -               -              -
Board and President                 1998          506(c)       -             28(d)           -              50            49(e)



Ronald R. Grawert                   2000          408(f)       -              5(f)           -               -              -
Chief Executive                     1999           12(g)      75                 -                         1,250            -
Officer


Michael P. McAndrews(h)             2000          280(i)       -             17(i)           -              25              -
President, Clariti                  1999          253(j)       -             15(j)           -              100             -
Wireless Messaging                  1998          186(k)       -              8(k)           -              750           58(l)


Joseph A. Smith                     2000          251(m)       -              6(m)           -               -              -
Executive Vice President            1999           94(n)       -                 -           -              75              -


Daniel B. McDuffie (o)              2000          183(p)       -                 -           -               -              -
Senior Vice President               1999           47(q)       -                 -           -              50              -


James M. Boyd, Jr.                  2000          125(r)       -             6(r)            -              53              -
Vice President of                   1999          110(s)       1             7(s)           12               3              -
Finance and Chief Accounting        1998           90(t)       -             6(t)            -              15              -
Officer

(a) During Fiscal 2000, Mr. Pelullo was paid a salary of $691,000, including $10,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $60,000, for unused vacation pay. As of June 30, 2000, accrued but unpaid compensation due Mr. Pelullo was $0.

(b) During Fiscal 1999, Mr. Pelullo was paid a salary of $572,000, including $24,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $76,000 for unused vacation pay. As of June 30, 1999, accrued but unpaid compensation due Mr. Pelullo was $10,000.

(c) During Fiscal 1998, Mr. Pelullo was paid a salary of $471,000, including $17,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $28,000 for unused vacation pay. As of June 30, 1998, accrued but unpaid compensation due Mr. Pelullo was $24,000.

(d) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):

                         Fiscal 2000        Fiscal 1999          Fiscal 1998
                     -----------------  ------------------  --------------------
Auto expense                   $16                  $16                 $13
Travel allowance                 5                    5                   5
Health benefits                 12                    9                   7
Insurance benefits               2                    3                   3
                            ------               ------              ------
Totals                         $35                  $33                 $28
                            ------               ------              ------

(e) During Fiscal 1997, the Company retired the remaining 97,000 shares of its Series C preferred stock, which had been received by Mr. Pelullo in lieu of salaries payable in preceding years. The Company redeemed such shares for $536,000, of which $49,000 was reflected as additional compensation to Mr. Pelullo pursuant to the terms of the Series C preferred stock agreement

(f) During Fiscal 2000, Mr. Grawert was paid a salary of $411,000, including $5,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Grawert was $2,000. Other annual compensation for Mr. Grawert during Fiscal 2000 consisted of $5,000 of insurance benefits.

(g) During Fiscal 1999, Mr. Grawert was paid a salary of $7,000. As of June 30, 1999, accrued but unpaid compensation due Mr. Grawert was $5,000.

(h)      Mr. McAndrews resigned from the Company effective September 8, 2000.

(i) During Fiscal 2000, Mr. McAndrews was paid a salary of $280,000, including $9,000 representing the payment of accrued but unpaid salaries from the prior year. As of June

         30, 2000, accrued but unpaid compensation due Mr. McAndrews was $1,000. Other annual compensation for Mr. McAndrews during Fiscal 2000 consisted of $6,000 for health benefits, $10,000 for auto expense and $1,000 for insurance benefits.

(j) During Fiscal 1999, Mr. McAndrews was paid a salary of $257,000, including $9,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. McAndrews was $5,000. Other annual compensation for Mr. McAndrews during Fiscal 1999 consisted of $7,000 for health benefits, $5,000 for auto expense and $3,000 for insurance benefits.

(k) During Fiscal 1998, Mr. McAndrews was paid a salary of $177,000. As of June 30, 1998, accrued but unpaid compensation due Mr. McAndrews was $9,000. Other annual compensation for Mr. McAndrews during Fiscal 1998 consisted of $5,000 for health benefits and $3,000 for insurance benefits.

(l) During Fiscal 1998, the Company paid moving and relocation expense of $44,000 on behalf of, or directly to, Mr. McAndrews. As of June 30, 1998, accrued but unpaid moving and relocation costs due Mr. McAndrews were $14,000 which were paid in Fiscal 1999.

(m) During Fiscal 2000, Mr. Smith was paid a salary of $255,000, including $5,000 representing the payment of accrued but unpaid salary from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Smith was $1,000. Other annual compensation for Mr. Smith during Fiscal 2000 consisted of $6,000 for auto expenses.

(n) During Fiscal 1999, Mr. Smith was paid a salary of $94,000. As of June 30, 1999, accrued but unpaid compensation due Mr. Smith was $5,000.

(o)      Mr. McDuffie resigned from the Company effective October 13, 2000.

(p) During Fiscal 2000, Mr. McDuffie was paid a salary of $185,000, including $3,000 representing the payment of accrued but unpaid salary from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. McDuffie was $1,000. Mr. McDuffie resigned from the Company on October 13, 2000.

(q) During Fiscal 1999, Mr. McDuffie was paid a salary of $47,000. As of June 30, 1999, accrued but unpaid compensation due Mr. McDuffie was $3,000.

(r) During Fiscal 2000, Mr. Boyd was paid a salary of $128,000, including $4,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Boyd was $1,000. Other annual compensation for Mr. Boyd during Fiscal 2000 consisted of $6,000 for health benefits.

(s) During Fiscal 1999, Mr. Boyd was paid a salary of $109,000, including $2,000 representing the payment of accrued but unpaid salaries from the prior year. As of June

         30, 1999, accrued but unpaid compensation due Mr. Boyd was $4,000. Other annual compensation for Mr. Boyd during Fiscal 1999 consisted of $7,000 for health benefits.

(t) During Fiscal 1998, Mr. Boyd was paid a salary of $88,000. As of June 30, 1998, accrued but unpaid compensation due Mr. Boyd was $2,000. Other annual compensation for Mr. Boyd during Fiscal 1998 consisted of $6,000 for health benefits.

         The following table provides information regarding options to purchase shares of the Company's common stock granted to the Named Executives during Fiscal 2000:

                                                  Option Grants
                                        For the Year Ended June 30, 2000
                                       Number of           % of Total
                                      Securities          Options/SARs
                                      Underlying           Granted to
                                     Options/SARs         Employees in       Exercise or Base
              Name                  Granted (#000)         Fiscal Year        Price ($/Share)     Expiration Date
---------------------------------  -----------------    ----------------   -------------------  -------------------
Michael P. McAndrews                     25(a)                 7%                  10.00         Oct. 1, 2009
James M. Boyd, Jr.                     52.5 (b)                15%                 9.75          Feb. 10, 2010

(a)      Mr. McAndrew's options were vested upon issuance.

(b) Of Mr. Boyd's options, 17,500 were vested upon issuance; 17,500 will vest on February 10, 2001; and 17,500 will vest on February 10, 2002.

         The following table provides information regarding exercised/unexercised stock options held by the Named Executives:


--------------------------------------------------------------------------------
               Aggregated Option/SAR Exercises in Last Fiscal Year
                      And Fiscal Year End Option/SAR Values
                        For the Year Ended June 30, 2000
--------------------------------------------------------------------------------
                                              Number of
                                             Securities
                                             Underlying
                                            Unexercised
                                          Options/SARs at
                                               Fiscal      Value of Unexercised
                       Shares                 Year End         In-the-Money
                    Acquired on   Value     Exercisable/  Options/SARs at Fiscal
                      Exercise   Realized  Unexercisable       Year End (a)
     Name             (#000)     ($000)       (#000)             ($000)
--------------------------------------------------------------------------------
Peter S. Pelullo         0          0          238/0               3/0
--------------------------------------------------------------------------------
Ronald R. Grawert        0          0         875/375              0/0
--------------------------------------------------------------------------------
Michael P. McAndrews     0          0         238/120              8/0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Joseph A. Smith          0          0          50/25               0/0
--------------------------------------------------------------------------------
Daniel B. McDuffie       0          0          44/31               0/0
--------------------------------------------------------------------------------
James M. Boyd, Jr.       0          0          42/35               2/0
--------------------------------------------------------------------------------

(a) Calculated on the basis of the fair market value of the Company's common stock of $5.50 per share as of June 30, 2000, minus the exercise price.



Compensation Plans

         With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2000, Fiscal 1999 and Fiscal 1998, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above, except as noted below.


Employment Contracts and Termination Arrangements

         The Company has maintained an employment agreement with Peter S. Pelullo, Chairman and President of the Company (the "Chairman"), since April 1991. The Chairman's employment agreement, as periodically amended (the "Agreement"), expires in May 2008 unless earlier terminated. In accordance with the terms of the Agreement, the Executive is entitled to an initial base salary of $250,000 per year, increasing 10% per year cumulatively. Effective July 22, 1996, the Company's Board of Directors authorized a 15% increase in the Chairman's salary. In addition, the Agreement provides for an annual bonus to be paid to the Chairman equal to 10% of pretax income, an automobile allowance, health insurance and other benefits generally available to the Company's executives. The Agreement also provides that, upon termination of the Chairman by the Company without cause or the Chairman's resignation for "Good Reason" as defined in the Agreement, the Chairman will be entitled to receive his base salary plus executive bonuses prescribed by the Agreement for the longer of four years or the remaining term of the Agreement. In addition, the Company shall maintain in full force and effect, for the longer of four years or the remaining term of the Agreement, all employee benefit plans and programs in which the Chairman was entitled to participate immediately prior to termination or resignation for Good Reason.

         Effective June 21, 1999, the Company hired Ronald R. Grawert as its Chief Executive Officer and agreed to pay him a signing bonus of $75,000 and a base salary of $400,000 per year increasing 8%, 9% and 10% cumulatively for each of the next three years, plus certain fringe benefits. Mr. Grawert's employment contract also provides for annual cash bonuses equal to 20% of his base salary for Fiscal 2000, and 50% of his base salary in the years ended June 30, 2001 ("Fiscal 2001") and June 30, 2002 ("Fiscal 2002"). Payment of the bonuses is subject to achievement of certain performance objectives and milestones. In addition, the Company issued to Mr. Grawert options to purchase 1,250,000 shares of common stock at a price of $11.1248 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. Mr. Grawert's employment contract also provides that, upon termination by the Company without cause or Mr. Grawert's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 12 months plus a prorated bonus.

         Effective October 1, 1997, the Company hired Michael P. McAndrews as its President. In connection with the Company's acquisition of GlobalFirst, Mr. McAndrews resigned as President of the Company and was named President of Clariti Wireless Messaging, Inc., a wholly owned subsidiary of the Company that assumed operational responsibility for development of the Company's digital voice messaging technology. Pursuant to Mr. McAndrews' employment agreement, the Company agreed to pay him $240,000 per year increasing 9%, 10% and 10% cumulatively for each of the next three years, plus certain fringe benefits. In addition, the Company issued to Mr. McAndrews options to purchase 125,000 shares of common stock at a price of $8.00 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. If Mr. McAndrews is terminated by the Company for cause or Mr. McAndrews resigns without "Good Reason" each as defined in his employment agreement, all vested options will become null and void thirty days after his employment is terminated. Mr. McAndrews also is entitled to annual bonus options to purchase a minimum of 100 thousand shares of common stock at the market price on or around the anniversary date of the agreement. The bonus options vest immediately upon grant and remain in effect for ten years from the date of the grant. Mr. McAndrews resigned from the Company effective September 8, 2000.

         Effective February 15, 1999, the Company hired Joseph A. Smith as Executive Vice President and agreed to pay him a base salary of $245,000 per year increasing 8% on the second anniversary, plus certain fringe benefits. In addition, the Company issued to Mr. Smith options to purchase 75,000 shares of common stock at a price of $8.00 per share, the market price as of the date of grant. The options vest over a two-year period and remain in effect for ten years from the date of the grant. Mr. Smith's employment contract also provides that, upon termination by the Company without cause or Mr. Smith's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 12 months.

         Effective January 4, 1999, the Company hired Daniel B. McDuffie as Senior Vice President and agreed to pay him a base salary of $175,000 per year increasing 7% on the first anniversary and 8% on the second anniversary, plus certain fringe benefits. In addition, the Company issued to Mr. McDuffie options to purchase 50,000 shares of common stock at a price of $11.00 per share, the market price as of the date of grant. The options were scheduled to vest over a two-year period and remain in effect for ten years from the date of the grant. If Mr. McDuffie is terminated by the Company for cause or Mr. McDuffie resigns without "Good Reason" each as defined in his employment agreement, all vested options will become null and void thirty days after his employment is terminated. Mr. McDuffie's employment contract also provides that, upon termination by the Company without cause or Mr. McDuffie's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 6 months. Mr. McDuffie resigned from the Company in October 2000.

         Effective as of February 10, 2000, the Company entered into a new employment agreement with James Boyd, the Company's Vice President of Finance and Chief Accounting

Officer. Pursuant to such agreement, the Company agreed to pay Mr. Boyd $135,000 per year increasing at least 8% and 9%, cumulatively for each of the next two years, plus certain fringe benefits. The Company also issued Mr. Boyd options to purchase 52,500 shares of common stock at a purchase price of $9.75 per share. Such options vest over a three year period. The options remain in effect for a term of ten years from the date of grant. In the event Mr. Boyd is terminated without cause (as defined therein), he is entitled to be paid his annual salary for a period of six months and continue to receive all employee benefits to which he is entitled to at the time of termination for a period of six months.

Stock Option Plan

         The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock Option Plan is intended to qualify, in part, as an incentive stock option plan under
Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries and certain other persons who are contributing materially to the Company's progress. As of June 30, 2000, no options have been issued under the Stock Option Plan.

         The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a discretionary grant or award under any stock plan of the Company during one year prior to serving on the committee.

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

         In connection with their election to the Company's board of directors in October 1999, directors Golm and Jordan each received options to purchase 225,000 shares of the Company's common stock at a price of $8.52 and $11.84 per share, respectively, the market prices on the dates of the grants. The options vest over a three-year period and remain in effect for ten years from the date of the grant.

         In connection with their election to the Company's board of directors in October 1999, directors Hunt, Hinderling and Carmel each received options to purchase 25,000 shares of the Company's common stock at a price of $11.84 per share, the market price on the date of the grant. The options remain in effect for ten years from the date of the grant.



REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Company's Board of Directors determines the compensation of the Company's executive officers. The Company attempts to provide its executives with a total compensation package that is competitive with those provided to executives who hold comparable positions or have similar qualifications in other similar organizations. The Board of Directors works closely with management to design a compensation program to assist the Company in attracting and retaining outstanding executives and senior management personnel in the telecommunications and wireless communications industry who the Company believes will be, or who are, valuable employees. The Company has entered into employment agreements with a number of its executive officers. See "Executive Compensation - Employment Contracts and Termination Agreements."

                  In June 1999, the Company entered into an employment agreement with Ronald R. Grawert, the Company's Chief Executive Officer. Pursuant to the agreement, the Company agreed to pay Mr. Grawert a signing bonus of $75,000 and a base salary of $400,000 per year increasing 8%, 9% and 10% cumulatively for each of the next three years, plus certain fringe benefits. Mr. Grawert's employment contract also provides for annual cash bonuses equal to 20% of his base salary for Fiscal 2000, and 50% of his base salary in Fiscal 2001 and Fiscal 2002. Payment of the bonuses is subject to achievement of certain performance objectives and milestones. In addition, the Company issued to Mr. Grawert options to purchase 1,250,000 shares of common stock at a price of $11.1248 per share, the market price as of the date of grant. The options vest over a three-year period and remain in effect for ten years from the date of the grant. Mr. Grawert's employment contract also provides that, upon termination by the Company without cause or Mr. Grawert's resignation for "Good Reason" as defined in the Agreement, he will be entitled to receive his base salary for 12 months plus a prorated bonus. In determining the base salary, performance bonus and options of the Chief Executive Officer, the Board of Directors sought to induce Mr. Grawert to become the Chief Executive Officer of the Company and provide Mr. Grawert a compensation package that is competitive with individuals who hold comparable positions or have similar qualifications in other similar organizations and link such compensation to corporate performance and returns to stockholders.

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to public companies for annual compensation over $1.0 million paid to their chief executive officer and other highly compensated executive officers. The Code generally excludes from the calculation of the $1.0 million cap compensation that is based on the achievement of pre-established, objective performance goals. To maintain a competitive position with the Company's peer group of corporations, the Board of Directors retains the authority to authorize payments, including salary and bonus, that may not be deductible.

                              By the Board of Directors

                              Peter S. Pelullo, Ronald R. Grawart, Lous C. Golm, John N. D'Anastasio, Robert J. Sanelli, Michael H. Jordan, Chester John Hunt, Hans Georg Hinderling and Abe Carmel



ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2000, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                            Amount and
                                            Nature of
                                            Beneficial
                                            Ownership              Percent of
Name and Address                            (#000)                 Class (a)
----------------------------                --------------         -------------
Fair Springs Trust                          15,853   (b)           40.9%
Elisabethanaulage
4051 Basel
Switzerland

Hans Hinderling                             15,878(c)              41.0%

Peter S. Pelullo                            1,488(d)               4.1%

Ronald R. Grawert                           875(e)                 2.4%

Abraham Carmel                              25(f)                  **

John N. D'Anastasio                         144(g)                 0.4%

Robert J. Sannelli                          144(h)                 0.4%

Louis C. Golm                               150(i)                 0.4%

Michael H. Jordan                           150(j)                 0.4%

Joseph A. Smith                             50(k)                  0.1%

Daniel B. McDuffie                          323(l)                 0.1%

Michael P. McAndrews                        238(m)                 0.7%

James M. Boyd, Jr.                          43(n)                  0.1%

Chester John Hunt                           25(o)                  **

All officers and directors
as a group (13 persons)                     19,533(p)              47.8%


** less than 0.1%

---------------------------------
(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2000 (35,836,017 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2000 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Fair Springs Trust is the beneficial owner of (x) 11,068,567 shares of common stock and currently exercisable warrants to purchase 2,083,333 shares of common stock held of record by Ansteed Investments Ltd. and (y) 1,867,363 shares of common stock and currently exercisable warrants to purchase 833,333 shares of common stock held of record by ABC Corp. Hans Georg Hinderling, a director of the Company, is a trustee of Fair Springs Trust.

(c) Includes 25,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days and 12,935,930 shares of common stock beneficially owned by Fair Springs Trust. Hans Georg Hinderling is a trustee of Fair Springs Trust. Fair Springs Trust is the beneficial owner of (x) 11,068,567 shares of common stock and currently exercisable warrants to purchase 2,083,333 shares of common stock held of record by Ansteed Investments Ltd. and (y) 1,867,363 shares of common stock and currently exercisable warrants to purchase 833,333 shares of common stock held of record by ABC Corp.

(d) Includes 237,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(e) Represents 875,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(f) Includes 25,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(g) Includes 125,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(h) Includes 125,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(i) Represents 150,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(j) Represents 150,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(k) Represents 50,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(l) Represents 43,750 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days. Mr. McDuffie resigned from the Company in October 2000.

(m) Represents 237,500 shares of common stock that such person has the right to acquire pursuant to options exercisable within 60 days. Mr. McAndrews resigned from the Company in September 2000.

(n) Includes 41,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(o) Represents 25,000 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(p) Includes 2,110,250 shares of common stock that such persons have the right to acquire pursuant to stock options exercisable within 60 days and 12,935,930 shares of common stock and currently exercisable warrants to purchase 2,916,666 shares of common stock beneficially owned by Fair Springs Trust. Hans Georg Hinderling is a trustee of Fair Springs Trust. Fair Springs Trust is the beneficial owner of (x) 11,068,567 shares of common stock and currently exercisable warrants to purchase 2,083,333 shares of common stock held of record by Ansteed Investments Ltd. and (y) 1,867,363 shares of common stock and currently exercisable warrants to purchase 833,333 shares of common stock held of record by ABC Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1999, the Company acquired all of the outstanding capital stock of Mediatel Global Communications Limited ("Mediatel") from Chadwell Hall Holdings ("CHH"), a former majority shareholder of the Company, for approximately $24,000,000. Consideration paid for Mediatel consisted of cancellation of the $21,000,000 note received upon the sale of Telnet, including accrued interest, and the issuance of a promissory note payable to CHH in the amount of $3,000,000 with a fixed interest rate of 6.5% payable in March 2000. In April 1999, the Company prepaid $1,000,000 against the principal balance of the note payable to CHH. The Company obtained a fairness opinion from an independent valuation firm regarding the acquisition of Mediatel and sale of Telnet. During Fiscal 2000, the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution of capital.

         During Fiscal 2000, the Company authorized the issuance of common stock options to certain of its directors and executive officers. Details of such issuances are set out above in the table "Option Grants for the Year Ended June 30, 1999" for executive officers and in the section "Compensation of Directors" for directors.

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

                                 PART IV


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (a)
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited. (b)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.5   Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (d)
2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (g)
2.7 Agreement and Plan of Merger for the acquisition of Tekbilt World Communications, Inc. *
3.1   Articles of Incorporation (e)
3.1.1 Amendment to Articles of Incorporation (j)
3.2   Bylaws (e)
10.1  Employment Agreement with James M. Boyd, Jr. (f)
10.4  Employment Agreement with David C. Bryan (f)
10.5  Employment Agreement with Michael P. McAndrews (f)
10.6  Employment agreement with Ronald R. Grawert (g)
10.7  Employment agreement with Joseph A. Smith (g)
10.8  Employment agreement with Daniel P. McDuffie (g)
10.9  Employment Agreement with James M. Boyd, Jr. (j)
16.1  Letter on change in certifying accountant (h)
16.2  Letter on change in certifying accountant (i)
21.1  Principal subsidiaries of the Registrant
         (i) Global Telecommunications of Delaware, Inc. (100% owned - incorporated in Delaware))
        (ii) Clariti Wireless Messaging, Inc. (formerly Clariti Digital Paging, Inc.) (100% owned - incorporated in Delaware)
       (iii) Clariti Telecommunications Europe Limited (100% owned - incorporated in United Kingdom)
        (iv) Clariti Carrier Services Limited (100% owned - incorporated in United Kingdom)
         (v) Clariti IP Services, Inc. (formerly MegaHertz-NKO, Inc.) (100% owned - incorporated in Delaware)
        (vi) Clariti Telecommunications Pty Ltd. (formerly NKA Communications Pty Ltd.) (100% owned - incorporated in Australia)
       (vii) Clariti Telecom, Inc. (formerly Tekbilt World Communications, Inc.) (100% owned - incorporated in Pennsylvania)
      (viii) Clariti Ventures, Inc. (formerly Peljo Music, Inc.) (100% owned - incorporated in Pennsylvania)
23.1  Consent of Independent Auditors (j)
27.1  Financial data schedule (j)

Incorporated by reference to the following documents previously filed by the
Company:

(a) Form 8-K filed December 23, 1998 (earliest event reported Dec. 8, 1998)
(b) Form 8-K filed February 18, 1999
(c) Form 8-K filed March 26, 1999
(d) Form 8-K filed May 24, 1999
(e) Annual Report on Form 10-KSB for the period ended July 31, 1990
(f) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997
(g) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999
(h) Form 8-K filed December 23, 1998 (earliest event reported Dec. 18, 1998)
(i) Amendment No. 1 to Form 8-K filed on September 23, 1999
(j) Form 10-K filed September 28, 2000


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

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                             By:  s/ James M. Boyd, Jr.
                                  ------------------------
                                    James M. Boyd, Jr.
                                    Vice President of Finance and
                                    Chief Accounting Officer

Dated: October 30, 2000