Form 10-Q
period 2000-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2000-11-20
CIK 941814

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                         Commission File Number 0-31729


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

                           Telephone: (215) 979-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )


As of November 3, 2000, there were 35,836,017 shares outstanding of the Registrant's $.001 par value common stock.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    September 30, 2000 (unaudited) and
                    June 30, 2000 (audited)                        3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    three months ended September 30, 2000
                    and 1999 (unaudited)                           4

                    Consolidated Statement of Stockholders'
                    Equity for the three months ended
                    September 30, 2000 (unaudited)                 5

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30,
                    2000 and 1999 (unaudited)                     6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-15

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   16-18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            18-20

          Item 2.   Changes in Securities and Use of Proceeds     20

          Item 3.   Defaults Upon Senior Securities               20

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              20

          Item 5.   Other Information                             20

          Item 6.   Exhibits and Reports on Form 8-K              21

SIGNATURES                                                        22

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                 Sept. 30,         June 30,
                                                    2000             2000
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $   8,722       $  14,333
  Trade accounts receivable, net                      1,351           1,026
  Prepaid expenses and other current assets           2,380           1,368
                                                  ---------       ---------
                                                     12,453          16,727

PROPERTY AND EQUIPMENT, NET                           3,962           4,072
INTANGIBLE ASSETS, NET                                5,516           5,858
                                                  ---------       ---------
TOTAL ASSETS                                      $  21,931       $  26,657
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $   1,435       $   1,064
  Deferred revenue                                    1,165           1,069
  Accrued expenses and other current liabilities      2,348           2,041
                                                  ---------       ---------
                                                      4,948           4,174

LONG-TERM LIABILITIES                                   588             624
                                                  ---------       ---------

TOTAL LIABILITIES                                     5,536           4,798
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 35,836 shares at
 September 30, 2000 and June 30, 2000                    36              36
WARRANTS OUTSTANDING                                  9,420          14,062
ADDITIONAL PAID-IN-CAPITAL                          270,124         264,643
ACCUMULATED DEFICIT                                (263,358)       (256,937)
ACCUMULATED OTHER COMPREHENSIVE INCOME                  173              55
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           16,395          21,859
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  21,931       $  26,657
                                                  =========       =========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               2000          1999
                                            ---------     ---------
REVENUE                                      $  4,017      $    318
COST OF REVENUE                                 3,418           188
                                             --------      --------
GROSS PROFIT                                      599           130

Network operating expenses                        615            72
Marketing expenses                              1,006           287
Research and development expenses               1,157           695
Depreciation and amortization expenses            680         1,037
General and administrative expenses             3,812         2,558
                                             --------      --------
LOSS FROM OPERATIONS                          ( 6,671)      ( 4,519)
                                             --------      --------

OTHER INCOME (EXPENSE)
 Interest income                                  262            16
 Interest expense                             (    12)      (    38)
                                             --------      --------
                                                  250       (    22)
                                             --------      --------

Net loss before extraordinary item            ( 6,421)      ( 4,541)

EXTRAORDINARY ITEM
 Gain on discharge of indebtedness                  -        32,502
                                             --------      --------
NET INCOME (LOSS)                            $( 6,421)     $ 27,961

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment         118      (    17)
                                             --------      --------
COMPREHENSIVE INCOME (LOSS)                  $( 6,303)     $ 27,944
                                             ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   35,836        31,285

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss before extraordinary item         $(   .18)     $(   .15)
  Extraordinary item                                -          1.04
                                             --------      --------
  Net income (loss)                          $(   .18)     $    .89
                                             ========      ========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                       (Dollars and Shares in Thousands)


                                           COMMON STOCK     COMMON
                                         ---------------    STOCK
                                         NUMBER            WARRANTS    ADD'L.
                                           OF              OUTSTAN-   PAID-IN
                                         SHARES   AMOUNT   DING,NET   CAPITAL
                                         ------   ------  ---------  ---------
BALANCES, JUNE 30, 2000                  35,836    $ 36    $14,062   $ 264,643

Three months ended September 30,
 2000 (unaudited):
  Common stock warrants issued, net of
   unearned consulting fees of $577           -       -        356         483
  Common stock warrants expired               -       -    ( 4,998)      4,998
                                         ------    ----   --------   ---------
BALANCES, SEPTEMBER 30, 2000             35,836    $ 36   $  9,420   $ 270,124
                                         ======    ====   ========   =========



                                                          ACCUMULATED
                                                             OTHER
                                         ACCUMULATED     COMPREHENSIVE
                                           DEFICIT          INCOME
                                         -----------     -------------
BALANCES, JUNE 30, 2000                   $(256,937)       $    55

Three months ended September 30,
 2000 (unaudited):
  Net loss                                 (  6,421)             -
  Currency translation adjustment                 -            118
                                          ---------        --------
BALANCES, SEPTEMBER 30, 2000              $(263,358)       $   173
                                          =========        =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  2000         1999
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $( 6,421)    $ 27,961
 Adjustments to reconcile net income (loss)
  to net cash flows used in operating
  activities:
   Extraordinary gain on discharge of
    indebtedness                                       -      (32,502)
   Depreciation and amortization                     680        1,037
   Issuance of common stock warrants for
    expenses and prepaid expenses                    933        1,703
   Settlement of interest upon capitalization
    of loan payable to related party                   -           81
Change in current assets and liabilities
  which increase (decrease) cash:
     Trade accounts receivable, net              (   325)     (    38)
     Prepaid expenses and other current assets   ( 1,012)     (   991)
     Accounts payable - trade                        371      ( 2,826)
     Deferred revenue                                 96            -
     Accrued expenses and other current
      liabilities                                    307        1,213
 Other                                           (    74)          21
                                                --------     --------
 Net cash used in operating activities           ( 5,445)     ( 4,341)
                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           (   220)     (   416)
                                                --------     --------
 Net cash used in investing activities           (   220)     (   416)
                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -        9,933
 Commission on sale of common stock                    -      ( 1,083)
 Repayment of loan payable                       (     7)           -
 Decrease in capital lease obligations           (    46)           -
                                                --------     --------
Net cash received from financing activities      (    53)       8,850
                                                --------     --------

Effect of exchange rate changes on cash              107            -
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               ( 5,611)       4,093

CASH AND EQUIVALENTS, BEGINNING OF PERIOD         14,333        3,284
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $  8,722     $  7,377
                                                ========     ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  2000         1999
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $     12     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Capitalization of note payable to related
   party, including accrued interest            $      -     $  2,000
  Issuance of common stock in settlement of
   loan payable                                 $      -     $  1,000



See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 2000 Form 10-K and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is a diversified international telecommunications company with businesses that cover voice, data, Internet and wireless communications.

The Company has made several acquisitions in the telecommunications industry. In April 1995, the Company acquired its wireless messaging technology. In May 1999, the Company acquired MegaHertz-NKO, Inc., an Internet Service Provider ("ISP") and a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services. In October 1999, the Company acquired NKA Communications Pty, Ltd. ("NKA"), an Australian provider of telephony to corporate clients. In December 1999, the Company acquired Tekbilt World Communications, Inc. ("TWC"), a facilities-based provider of IP and conventional switched telecommunications services with a large distribution network. During the quarter ended June 30, 2000, the Company terminated most of MegaHertz-NKO's revenue-generating activities and consolidated those remaining operations into TWC.

In Fiscal 1999, the Company also acquired GlobalFirst Holdings Limited ("GlobalFirst") and Mediatel Global Communications Limited ("Mediatel"). At the time of their acquisitions, GlobalFirst, Mediatel and their respective subsidiaries (the "International Telecommunications Group") were telecommunications resellers operating in the residential, commercial and international calling card business sectors in the United Kingdom and Europe. In February 1999, the Company sold Telnet Products and Services Ltd. ("Telnet"), a wholly owned subsidiary of GlobalFirst, which operated over 100 public call offices throughout Europe. As of October 11, 1999, all of the remaining companies in the International Telecommunications Group filed for voluntary liquidation in the United Kingdom and ceased operation of their businesses as of that date (see Note 4).

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2000 and 1999 are referred to as Fiscal 1Q01 and Fiscal 1Q00, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

For Fiscal 1Q00, the companies of the International Telecommunications Group have been accounted for under the equity method of accounting. In the case of GlobalFirst, Mediatel and their subsidiaries, equity method accounting was required because the Company's control was deemed to be temporary due to the liquidation proceedings initiated on October 11, 1999. In the case of Telnet, equity method accounting was required because the Company's control was temporary due to the sale of Telnet in February 1999.

Revenue Recognition
-------------------
The majority of the Company's revenue is generated through sales of prepaid calling cards. The Company sells prepaid calling cards to distributors or direct to retailers at a fixed price with normal credit terms. When the customer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time. All prepaid phone cards sold by the Company have expiration dates ranging up to a maximum of six months after first use.

Income Taxes
------------
There is no income tax benefit for operating losses for the three months ended September 30, 2000 due to the following:

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accounts payable, and accrued expenses. These balances approximate their fair value because of their short maturities. Accounts receivable are presented net of allowance for uncollectible accounts of $345,000 as of September 30, 2000 and $289,000 as of June 30, 2000,
respectively.

Net Loss Per Common Share
-------------------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. Prior year amounts presented as net loss per common share have been retroactively restated to give effect to this reverse split.


NOTE 4 - EXTRAORDINARY GAIN

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


NOTE 5 - COMPREHENSIVE INCOME

The Company adopted FASB Statement 130, "Comprehensive Income," in Fiscal 1Q99. The Company's only item of comprehensive income that is excluded from net income for Fiscal 1Q01 and Fiscal 1Q00 is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $118,000 and $(17,000) during Fiscal 1Q01 and Fiscal 1Q00, respectively. During Fiscal 1Q00, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in
Note 4 above.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 6 - COMMITMENTS AND CONTINGENCIES

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a French subsidiary of GlobalFirst Holdings Ltd., for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. This matter is currently pending in the French Court.

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

On or about June 17, 1999 Clariti, together with Mediatel, GlobalFirst, and CHH, formerly the owner of record of a majority of Clariti stock (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier Corporation and Frontel Communications Limited (collectively "Frontier") concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 1,250,000 shares

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

of its common stock (5,000,000 shares before the 1 for 4 reverse split) as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst ("Clariti Stock"). The amount due Frontier by Mediatel and GlobalFirst as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the Clariti Stock by CHH, Clariti may purchase any portion or all of the Clariti Stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 1,250,000 shares of Clariti Stock for less than the Account Balance, GlobalFirst, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. Frontier, in its filings with the American Arbitration Association, has alleged that (i) the Account Balance is at least 9,215,074.40 British Pounds (approximately $13,500,000); (ii) Clariti had failed to disclose material information to Frontier at the time of signing the March 4 Agreement; (iii) Clariti and the other Claimants breached the March 4 Agreement and (iv) Clariti, together with the other Claimants, are liable to Frontier for an amount to be determined by the Arbitrators, but at least 9,215,074.40 British Pounds (approximately $13,500,000). Clariti has filed a pleading with the American Arbitration Association disputing these allegations. Further, Clariti believes that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 Agreement is limited to the delivery of the Clariti Stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the Account Balance, and (iii) the allegations of Frontier that Clariti failed to disclose material information to Frontier is incorrect. A hearing date has been set to commence December 4, 2000. If Frontier is successful in its position, Clariti would have a significant obligation to Frontier if the value of the Clariti Stock is less than the Account Balance. Further, if neither Clariti nor CHH purchases the Clariti Stock from Frontier and Frontier is then able to sell a significant amount of such shares in the open market, the market price of Clariti's common stock may decline.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 7 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, the owner of Mediatel and formerly the Company's majority shareholder of record, in the amount of $3,000,000. Such note carried a fixed interest rate of 6.5% and was payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal 1Q00 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.


NOTE 8 - COMMON STOCK

Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All prior year amounts of Clariti common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

During Fiscal 1Q00 the Company sold 993,334 shares of its common stock to several third party investors for proceeds, net of commissions, of $8,850,000. In addition, the Company issued 125,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to GlobalFirst.


NOTE 9 - STOCK OPTIONS

During Fiscal 1Q01, the Company issued options to purchase approximately 2,020,000 shares of the Company's common stock at prices ranging from $4.75 per share to $5.125 per share (weighted average price of $4.83 per share). These stock options, which were issued to new and existing employees of the Company, may be exercised over a period of 10 years at the fair market value on the date of the grant and generally carry such other terms as if they had been issued under the Company's Stock Option Plan.


NOTE 10 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5%.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 10 - WARRANTS (continued)

During Fiscal 1Q01 the Company issued to several consultants warrants to purchase a total of 450,000 shares of the Company's common stock at the market price on the date of grant, which ranged from $4.40 per share to $5.0625 per share (weighted average price of $4.69 per share). The warrants were issued for services rendered and expire from 1 to 3 years from the date of grant. The Black-Scholes model valued these warrants at a total of $933,000.

Also during Fiscal 1Q01, approximately 3,017,000 warrants with exercise prices between $8.00 and $20.00 per share expired without being exercised. The book value of such expired warrants (approximately $4,998,000) was reclassified from warrants outstanding to additional paid-in capital.


NOTE 11 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q01 and Fiscal 1Q00 were the same because the effect of using the treasury stock method would be antidilutive.


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

                                          Fiscal        Fiscal
                                           1Q01          1Q00
                                        ----------    ----------
Revenues
--------
     Telephony/Internet Services         $  4,017      $    318
     Wireless Messaging                         -             -
     Corporate                                  -             -
                                         --------      --------
     Total revenues                      $  4,017      $    318
                                         ========      ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999



NOTE 12 - SEGMENT INFORMATION (continued)

                                          Fiscal        Fiscal
                                           1Q01          1Q00
                                        ----------    ----------
Net Loss Before Extraordinary Item
----------------------------------
     Telephony/Internet Services         $( 2,334)     $( 1,437)
     Wireless Messaging                   ( 1,858)      ( 1,059)
     Corporate                            ( 2,229)      ( 2,045)
                                         --------      --------
     Total net loss before
      extraordinary item                 $( 6,421)     $( 4,541)
                                         ========      =========

Extraordinary Item
------------------
     Telephony/Internet Services         $      -      $      -
     Wireless Messaging                         -             -
     Corporate                                  -        32,502
                                         --------      --------
     Total extraordinary item            $      -      $ 32,502
                                         ========      ========

Net Income (Loss)
-----------------
     Telephony/Internet Services         $( 2,334)     $( 1,437)
     Wireless Messaging                   ( 1,858)      ( 1,059)
     Corporate                            ( 2,229)       30,457
                                         --------      --------
     Total net loss before
      extraordinary item                 $( 6,421)     $ 27,961
                                         ========      ========

                                          As of         As of
                                        Sept. 30,      June 30,
                                           2000          2000
                                        ---------      --------
Assets
------
     Telephony/Internet Services         $ 11,249      $ 11,095
     Wireless Messaging                     1,363           839
     Corporate                              9,319        14,723
                                         --------      --------
     Total assets                        $ 21,931      $ 26,657
                                         ========      ========

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to sufficiency of cash resources and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its wireless voice messaging technology
     - expand its telecommunications business using MegaHertz-NKO's managed IP network infrastructure as well as the business operations of NKA and TWC
     - integrate the business operations of MegaHertz-NKO with those of NKA and TWC
     - complete existing financing arrangements and obtain the necessary additional financing to achieve it business plans

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, risks related to the various technical aspects of developing the Company's wireless voice messaging technology and the market acceptance of same, as well as other risks referenced in the Company's annual report on Form 10-K for the year ended June 30, 2000 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     The Company's current focus is in two industry segments: wireless messaging services and telephony/Internet services. Our wireless technology will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device. Our telephony/Internet business is an international facilities-based carrier that utilizes both IP and circuit switched technologies over a unified messaging platform, and includes the following services:
     - prepaid phone cards;
     - residential and business long distance services;
     - fax and data services;
     - traditional dial-up Internet access, web site design and hosting; and
     - Digital Subscriber Line ("DSL") connections for business customers.


Results of Operations
---------------------
     For Fiscal 1Q00, the International Telecommunications Group was accounted for under the equity method of accounting because the Company's control was deemed to be temporary due to the fact that the Group filed for voluntary liquidation on October 11, 1999.

Three Months Ended September 30, 2000 ("Fiscal 1Q01")
v. Three Months Ended September 30, 1999 ("Fiscal 1Q00")
--------------------------------------------------------
     For Fiscal 1Q01, the Company had a net loss of $6,421,000, or $0.18 per share, on revenue of $4,017,000 as compared to net income of $27,961,000, or $0.89 per share, on revenue of $318,000 in Fiscal 1Q00. Excluding an extraordinary gain of $32,502,000, or $1.04 per share, the Company had a net loss of $4,541,000, or $0.15 per share, in Fiscal 1Q00.

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

     Revenues increased from $318,000 in Fiscal 1Q00 to $4,017,000 for Fiscal 1Q01. The $3,699,000 increase was due to inclusion in Fiscal 1Q01 of revenues from NKA and TWC, which were acquired in October 1999 and December 1999, respectively.

     Network operating expenses increased from $72,000 in Fiscal 1Q00 to $615,000 for Fiscal 1Q01. Of the $543,000 increase, $304,000 was due to inclusion in Fiscal 1Q01 of network operating expenses from NKA and TWC, which were acquired in October 1999 and December 1999, respectively, and $163,000 related to operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Marketing expenses increased $719,000, from $287,000 in Fiscal 1Q00 to $1,006,000 in Fiscal 1Q01 entirely due to inclusion in Fiscal 1Q01 of marketing expenses from NKA and TWC.

     All of the Company's research and development expenses relate to the development of its Wireless Voice Messaging technology. Such expenses in Fiscal 1Q01 increased $462,000, or 66%, to $1,157,000 as compared to $695,000 in Fiscal 1Q00 due to expansion and acceleration of the Company's efforts to complete development and implement commercial deployment of the Wireless Voice Messaging System.

     Depreciation and amortization decreased from $1,037,000 in Fiscal 1Q00 to $680,000 in Fiscal 1Q01. The Fiscal 1Q01 amount included $323,000 of goodwill amortization related to the acquisitions of NKA and TWC in October 1999 and December 1999, respectively. Depreciation and amortization in Fiscal 1Q00 included $635,000 related to the amortization of goodwill resulting from the acquisition of MegaHertz-NKO in May 1999. The Fiscal 1Q01 amount did not include any amortization of goodwill resulting from the acquisition of MegaHertz-NKO because all such unamortized goodwill was written off in the quarter ended June 30, 2000.

     General and administrative expenses in Fiscal 1Q01 increased $1,254,000, or 49%, to $3,812,000 as compared to $2,558,000 in Fiscal 1Q00. Of this increase, $734,000 of the increase was attributable to inclusion in Fiscal 1Q01 of general and administrative expenses from NKA and TWC, which were acquired in October 1999 and December 1999, respectively. An additional $268,000 of the increase resulted from higher levels of common stock warrants issued as compensation to consultants. No cash was expended in connection with the issuance of such warrants. The balance of the increase was primarily due to the expansion of Wireless Messaging and Corporate Overhead activities in preparation for the anticipated commercial launch of the Company's Wireless Voice Messaging System.


Liquidity and Capital Resources
-------------------------------
     At September 30, 2000, the Company had working capital of $7,505,000 (including a cash balance of $8,722,000) as compared to working capital of $12,553,000 (including a cash balance of $14,333,000) at June 30, 2000. The working capital decrease of $5,048,000 is primarily due to the use of cash in operations during Fiscal 1Q00.

     Management believes that existing cash balances will enable the Company to continue developing its Wireless Voice Messaging System and continue to fund expected negative cash flows and capital expenditures related to the growth of the Telephony/Internet Services Group for the remainder of calendar year 2000. The Company currently has no bank lines of credit; however, the Company has received a commitment from a European investment bank to secure additional financing during the fourth quarter of calendar 2000 that will fund the Company's operating cash requirements at least through June 2001.

     Significant additional funding will be required beyond June 2001 to launch the Wireless Voice Messaging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

     France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a French subsidiary of GlobalFirst Holdings Ltd., for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. This matter is currently pending in the French Court.

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

     On or about June 17, 1999 Clariti, together with Mediatel, GlobalFirst, and CHH, formerly the owner of record of a majority of Clariti stock (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier Corporation and Frontel Communications Limited (collectively "Frontier") concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 1,250,000 shares of its common stock (5,000,000 shares before the 1 for 4 reverse split) as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst ("Clariti Stock"). The amount due Frontier by Mediatel and GlobalFirst as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. At any time prior to the purchase of the Clariti Stock by CHH, Clariti may purchase any portion or all of the Clariti Stock for an amount equal to the Account Balance. In the event of a default under the March 4, 1999 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 1,250,000 shares of Clariti Stock for less than the Account Balance, GlobalFirst, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. Frontier, in its filings with the American Arbitration Association, has alleged that (i) the Account Balance is at least 9,215,074.40 British Pounds (approximately $13,500,000); (ii) Clariti had failed to disclose material information to Frontier at the time of signing the March 4 Agreement;
(iii) Clariti and the other Claimants breached the March 4 Agreement and (iv) Clariti, together with the other Claimants, are liable to Frontier for an amount to be determined by the Arbitrators, but at least 9,215,074.40 British Pounds (approximately $13,500,000). Clariti has filed a pleading with the American Arbitration Association disputing these allegations. Further, Clariti believes that (i) the Account Balance determined by Frontier is incorrect, (ii) Clariti's liability under the March 4 Agreement is limited to the delivery of the Clariti Stock to Frontier as collateral (which has already been accomplished) and that Clariti has no obligation for the Account Balance, and
(iii) the allegations of Frontier that Clariti failed to disclose material information to Frontier is incorrect. A hearing date has been set to commence December 4, 2000. If Frontier is successful in its position, Clariti would have a significant obligation to Frontier if the value of the Clariti Stock is less than the Account Balance. Further, if neither Clariti nor CHH purchases the Clariti Stock from Frontier and Frontier is then able to sell a significant amount of such shares in the open market, the market price of Clariti's common stock may decline.


          Item 2.   Changes in Securities and Use of Proceeds

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

         Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    Exhibit - 27.   Financial Data Schedule


                    (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on July 17, 2000. The report disclosed in Item 5 that the Company had implemented a one share for four shares reverse stock split of its outstanding common stock effective at the close of business on July 3, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 20, 2000



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