Form 10-Q
period 2000-12-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2001-02-14
CIK 941814

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

Yes (X)    No ( )


As of February 2, 2001, there were 35,973,076 shares outstanding of the Registrant's $.001 par value common stock.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    December 31, 2000 (unaudited) and
                    June 30, 2000 (audited)                        3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    three months  and six months ended
                    December 31, 2000 and 1999 (unaudited)        4-5

                    Consolidated Statement of Stockholders'
                    Equity for the six months ended
                    December 31, 2000 (unaudited)                  6

                    Consolidated Statements of Cash Flows for
                    the three months and six months ended
                    December 31, 2000 and 1999 (unaudited)        7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                        9-18

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   18-23

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            24-25

          Item 2.   Changes in Securities and Use of Proceeds     25

          Item 3.   Defaults Upon Senior Securities               25

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              25

          Item 5.   Other Information                             25

          Item 6.   Exhibits and Reports on Form 8-K              25

SIGNATURES                                                        26

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                  Dec. 31,         June 30,
                                                    2000             2000
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $   3,908       $  14,333
  Trade accounts receivable, net                      1,037           1,026
  Prepaid expenses and other current assets           1,745           1,368
                                                  ---------       ---------
                                                      6,690          16,727

PROPERTY AND EQUIPMENT, NET                           5,223           4,072
INTANGIBLE ASSETS, NET                                2,715           5,858
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY               1,781               -
                                                  ---------       ---------
TOTAL ASSETS                                      $  16,409       $  26,657
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $   1,338       $   1,064
  Deferred revenue                                      961           1,069
  Accrued expenses and other current liabilities      3,182           2,041
                                                  ---------       ---------
                                                      5,481           4,174

LONG-TERM LIABILITIES                                   774             624
                                                  ---------       ---------

TOTAL LIABILITIES                                     6,255           4,798
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 35,973 shares at
 December 31, 2000 and June 30, 2000                     36              36
WARRANTS OUTSTANDING                                  9,672          14,062
ADDITIONAL PAID-IN-CAPITAL                          270,101         264,643
ACCUMULATED DEFICIT                                (269,716)       (256,937)
ACCUMULATED OTHER COMPREHENSIVE INCOME                   61              55
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           10,154          21,859
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  16,409       $  26,657
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------   ---------------------
                                     2000       1999         2000       1999
                                   --------   --------     --------   --------
REVENUE                            $  3,815   $   899      $  6,996   $  1,217
COST OF REVENUE                       3,202       708         6,027        896
                                   --------   -------      --------   --------
GROSS PROFIT                            613       191           969        321

Network operating expenses              591       276         1,179        348
Marketing expenses                      742       337         1,448        624
Research and development expenses     1,548       815         2,705      1,510
Depreciation and amortization           579     1,246         1,092      2,283
General and administrative expenses   2,703     5,049         6,217      7,607
Equity in net loss of
 unconsolidated subsidiary              330         -           880          -
Write-down of investment in
 unconsolidated subsidiary              516         -           516          -
                                   --------   -------      --------   --------
LOSS FROM OPERATIONS                ( 6,396)  ( 7,532)      (13,068)   (12,051)
                                   --------   -------      --------   --------
OTHER INCOME (EXPENSE)
 Interest income                         65        85           327        101
 Interest expense                   (    26)  (     1)      (    38)   (    39)
                                   --------   -------      --------   --------
                                         39        84           289        62
                                   --------   -------      --------   --------
Net loss before extraordinary item  ( 6,357)  ( 7,448)      (12,779)   (11,989)

EXTRAORDINARY ITEM
 Gain on discharge of indebtedness        -         -             -     32,502
                                   --------   -------      --------   --------
NET INCOME (LOSS)                  $( 6,357)  $(7,448)     $(12,779)  $ 20,513

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation
   adjustment                       (   112)  (   10)             6    (    27)
                                   --------   -------      --------   --------
COMPREHENSIVE INCOME (LOSS)        $( 6,469)  $(7,458)     $(12,773)  $ 20,486
                                   ========   =======      ========   ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------   ---------------------
                                     2000       1999         2000       1999
                                   --------   --------     --------   --------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         35,859    32,797        35,847     32,041

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss before extraordinary
   item                            $(   .18)  $(  .23)     $(   .36)  $(   .37)
  Extraordinary item                      -         -             -       1.01
                                   --------   -------      --------   --------
  Net income (loss)                $(   .18)  $(  .23)     $(   .36)  $    .64
                                   ========   =======      ========   ========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED DECEMBER 31, 2000
                       (Dollars and Shares in Thousands)


                                           COMMON STOCK     COMMON
                                         ---------------    STOCK
                                         NUMBER            WARRANTS    ADD'L.
                                           OF              OUTSTAN-   PAID-IN
                                         SHARES   AMOUNT   DING,NET   CAPITAL
                                         ------   ------  ---------  ---------
BALANCES, JUNE 30, 2000                  35,836    $ 36    $14,062   $ 264,643

Six months ended December 31,
 2000 (unaudited):
  Common stock issued as additional
   consideration for acquisition of TWC     222       -          -         743
  Common stock returned to the Company
   pursuant to terms of TWC acquisition
   agreement                            (    85)      -          -    (    766)
  Common stock warrants issued, net of
   unearned consulting fees of $349           -       -        608         483
  Common stock warrants expired               -       -    ( 4,998)      4,998
                                         ------    ----   --------   ---------
BALANCES, DECEMBER 31, 2000              35,973    $ 36   $  9,672   $ 270,101
                                         ======    ====   ========   =========



                                                          ACCUMULATED
                                                             OTHER
                                         ACCUMULATED     COMPREHENSIVE
                                           DEFICIT          INCOME
                                         -----------     -------------
BALANCES, JUNE 30, 2000                   $(256,937)       $    55

Three months ended December 31,
 2000 (unaudited):
  Net loss                                 ( 12,779)             -
  Currency translation adjustment                 -              6
                                          ---------        -------
BALANCES, DECEMBER 31, 2000               $(269,716)       $    61
                                          =========        =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                               -----------------------
                                                  2000         1999
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $(12,779)    $ 20,513
 Adjustments to reconcile net income (loss)
  to net cash flows used in operating
  activities:
   Extraordinary gain on discharge of
    indebtedness                                       -      (32,502)
   Depreciation and amortization                   1,092        2,283
   Equity in net loss of unconsolidated
    subsidiary                                       880            -
   Write-down of net assets of unconsolidated
    subsidiary                                       516            -
   Issuance of common stock warrants
    for expenses                                     958        2,625
   Settlement of interest upon capitalization
    of loan payable to related party                   -           81
   Change in current assets and liabilities
    which increase (decrease) cash:
     Trade accounts receivable, net              (   283)          14
     Prepaid expenses and other current assets   (   387)     (    85)
     Accounts payable - trade                        481      ( 2,667)
     Deferred revenue                            (   108)           -
     Accrued expenses and other current
      liabilities                                    652      (   108)
 Other                                                43     (     6)
                                                --------     --------
 Net cash used in operating activities           ( 8,935)     ( 9,852)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           ( 1,932)     (   587)
 Deconsolidation of unconsolidated subsidiary    (    46)           -
 Advances to unconsolidated subsidiary           (   225)           -
 Cash received with companies acquired net
  of cash paid for companies acquired                  -          136
                                                --------     --------
 Net cash used in investing activities           ( 2,203)     (   451)
                                                --------     --------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                  SIX MONTHS ENDED
                                                    DECEMBER 31,
                                               -----------------------
                                                  2000         1999
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -       25,600
 Commission on sale of common stock                    -      ( 2,650)
 Proceeds from loan payable                          261            -
 Repayment of loan payable                       (    11)           -
 Net increase in capital lease obligations           503            -
                                                --------     --------
Net cash received from financing activities          753       22,950
                                                --------     --------

Effect of exchange rate changes on cash          (    40)           -
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               (10,425)      12,647

CASH AND EQUIVALENTS, BEGINNING OF PERIOD         14,333        3,284
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $  3,908     $ 15,931
                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $     38     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Issuance of common stock as additional
   consideration for acquisition of TWC         $    743     $      -
  Common stock returned to the Company
   pursuant to terms of acquisition
   agreement for TWC                            $    766     $      -
  Common stock issued as consideration for
   acquisitions of NKA and TWC                  $      -     $  6,462
  Capitalization of note payable to related
   party, including accrued interest            $      -     $  2,000
  Issuance of common stock in settlement of
   loan payable                                 $      -     $  1,000
  Issuance of common stock warrants for
   unearned consulting fees                     $      -     $  1,758


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

The Company has made several acquisitions in the telecommunications industry. In April 1995, the Company acquired its wireless messaging technology. In May 1999, the Company acquired MegaHertz-NKO, Inc., an Internet Service Provider ("ISP") and a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services. In October 1999, the Company acquired NKA Communications Pty, Ltd. ("NKA"), an Australian provider of telephony to corporate clients. In December 1999, the Company acquired Tekbilt World Communications, Inc. ("TWC"), a facilities-based provider of IP and conventional switched telecommunications services with a large distribution network. During the quarter ended June 30, 2000, the Company terminated most of MegaHertz-NKO's revenue-generating activities and consolidated those remaining operations into TWC. In January 2001, the Company sold a majority interest in its Australian subsidiary, Clariti Telecommunications Pty, Ltd.("Clariti Australia"), formerly NKA (see Note 15).


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2000 and 1999 are referred to as Fiscal 2Q01 and Fiscal 2Q00, respectively, and the six-month periods ended December 31, 2000 and 1999 are referred to as Fiscal First Half 2001 and Fiscal First Half 2000, respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

For Fiscal 2Q01 and Fiscal First Half 2001, Clariti Australia was accounted for under the equity method of accounting because the Company sold a majority interest in such subsidiary in January 2001 (see Note 15). Prior to Fiscal 2001, Clariti Australia was accounted for as a consolidated subsidiary.

Revenue Recognition
-------------------
The majority of the Company's revenue is generated through sales of prepaid calling cards. The Company sells prepaid calling cards to distributors or direct to retailers at a fixed price with normal credit terms. When the customer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end users utilize calling time and upon expiration of cards containing unused calling time. All prepaid calling cards sold by the Company have expiration dates ranging up to a maximum of six months after first use.

Income Taxes
------------
There was no income tax benefit for operating losses for Fiscal 2Q01 and Fiscal First Half 2001 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accounts payable, and accrued expenses. These balances approximate their fair value because of their short maturities. Accounts receivable are presented net of allowance for uncollectible accounts of $293,000 as of December 31, 2000 and $289,000 as of June 30, 2000,
respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share
-------------------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. Prior year amounts presented as net loss per common share have been retroactively restated to give effect to this reverse split.


NOTE 4 - UNCONSOLIDATED SUBSIDIARY

As further described in Note 15, effective as of January 17, 2001, the Company sold a 75% interest in its Clariti Australia. As a result of this divestment, the Company's financial statements for Fiscal 2Q01 and Fiscal First Half 2001 reflect Clariti Australia's results of operations and financial position using the equity method of accounting. The following table presents summary financial information for Clariti Australia for Fiscal 2Q01 and Fiscal First Half 2001.

As of December 31, 2000
-----------------------
Current assets                  $    612
Non-current assets              $  2,553
Current liabilities             $    887

                                                Fiscal
                                 Fiscal       First Half
                                  2Q01           2001
                                ---------     ----------
Net sales                       $  1,067       $ 1,903
Gross profit                    $    280       $   523
Net loss                        $(   387)      $(  880)


NOTE 5 - WRITE-DOWN OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As further described in Note 15, effective as of January 17, 2001, the Company sold a 75% interest in Clariti Australia. As a result of this divestment, the Company's net investment in its 100% interest in Clariti Australia as of December 31, 2000 ($2,297,000) was written down to a net realizable value of $1,781,000. The resulting write-down included in the Company's consolidated results of operations for Fiscal 2Q01 and Fiscal First Half 2001 was $516,000.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 6 - EXTRAORDINARY GAIN

As of October 11, 1999, GlobalFirst Holdings Limited ("GlobalFirst") and Mediatel Global Communications Limited ("Mediatel") and their respective subsidiaries (the "International Telecommunications Group") filed for voluntary liquidation and ceased operation of their businesses. At the time the liquidation proceedings began, GlobalFirst and Mediatel were wholly owned subsidiaries of the Company. Liquidation proceedings were undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to the Company. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group. All losses from operations of the International Telecommunications Group had been provided for as of June 30, 1999, including losses from operations during Fiscal First Half 2000. Therefore, the Company recognized an extraordinary gain of $32,502,000, which was largely attributable to the excess of liabilities over assets of the International Telecommunications Group as of October 11, 1999, the liquidation date.


NOTE 7 - COMPREHENSIVE INCOME

The Company has adopted FASB Statement 130, "Comprehensive Income." The Company's only item of comprehensive income that is excluded from net income is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $(112,000) and $(10,000) during Fiscal 2Q01 and Fiscal 2Q00, respectively, and $6,000 and $(27,000) during Fiscal First Half 2001 and Fiscal First Half 2000, respectively. During Fiscal First Half 2000, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in Note 6 above.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a French subsidiary of GlobalFirst Holdings Ltd., for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,800,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. This matter is currently pending in the French Court.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

On or about June 17, 1999 Clariti, together with Mediatel, GlobalFirst, and Chadwell Hall Holdings Ltd. ("CHH"), formerly the owner of record of a majority of Clariti stock (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier Corporation and Frontel Communications Limited (collectively "Frontier") concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 1,250,000 shares of its common stock (5,000,000 shares before the 1 for 4 reverse split) as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst ("Clariti Stock"). The amount due Frontier by Mediatel and GlobalFirst as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. In the event of a default under the March 4 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 1,250,000 shares of Clariti Stock for less than the Account Balance, GlobalFirst, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. A hearing was held in London before an arbitration panel in early December 2000. On January 11, 2001, the Arbitration panel determined in pertinent part as follows:

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

(1) The Account Balance for purposes of the March 4 Agreement is 8,737,397.74 British Pounds (approximately US$12.7 million). Including interest through January 11, 2001, the total amount due to Frontier is 10,164,534.60 (approximately US$14.8 million).
(2) Clariti has complied with its obligations under the March 4 Agreement.

Based on the arbitration panel's ruling, the Company believes it has no further obligations to Frontier under the March 4 Agreement. Both GlobalFirst and Mediatel are in liquidation and thus will be unable to pay their portions of the arbitration award. As of February 7, 2001, CHH had not yet paid its obligation to Frontier. If CHH fails to pay the arbitration award to Frontier and Frontier sells a significant amount of the Clariti Stock in the open market, the market price of Clariti's common stock may decline.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


NOTE 9 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, the owner of Mediatel and formerly the Company's majority shareholder of record, in the amount of $3,000,000. Such note carried a fixed interest rate of 6.5% and was payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal First Half 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 10 - COMMON STOCK

Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All prior year amounts of Clariti common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

During Fiscal First Half 2001, the Company issued approximately 222,000 shares of Clariti common stock pursuant to its December 1999 agreement to acquire TWC. In addition, approximately 85,000 shares of Clariti common stock were returned to the Company pursuant to the terms of such agreement to acquire TWC. The Company has retired these returned shares.

During Fiscal First Half 2000, the Company sold approximately 2,952,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $22,950,000. In addition, the Company issued 500,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to the Company.


NOTE 11 - STOCK OPTIONS

During Fiscal First Half 2001, the Company granted options to purchase approximately 2,897,000 shares of the Company's common stock at prices ranging from $3.06 per share to $8.38 per share (weighted average price of $4.69 per share). In addition, approximately 2,267,000 previously outstanding common stock options expired during Fiscal First Half 2001. The exercise prices of these expired options ranged from $4.75 per share to $13.50 per share (weighted average price of $8.92 per share). Company stock options have been issued to new and existing employees of the Company and members of the Company's board of directors, may be exercised over a period of 10 years at the fair market value on the date of grant and generally carry such other terms as if they had been issued under the Company's Stock Option Plan.


NOTE 12 - WARRANTS

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 - WARRANTS (continued)

During Fiscal First Half 2001 the Company issued to several consultants warrants to purchase a total of 463,000 shares of the Company's common stock at the market price on the date of grant, which ranged from $4.31 per share to $5.06 per share (weighted average price of $4.68 per share). The warrants were issued for services rendered and expire from 1 to 3 years from the date of grant. The Black-Scholes model valued these warrants at a total of $658,000.

Also during Fiscal First Half 2001, approximately 3,017,000 warrants with exercise prices between $8.00 and $20.00 per share expired without being exercised. The book value of such expired warrants (approximately $4,998,000) was reclassified from warrants outstanding to additional paid-in capital.


NOTE 13 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal First Half 2001, Fiscal First Half 2000, Fiscal 2Q01 and Fiscal 2Q00 were the same because the effect of using the treasury stock method would be antidilutive.


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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 - SEGMENT INFORMATION (continued)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------   ---------------------
                                     2000       1999         2000       1999
                                   --------   --------    ---------   ---------
Revenues
--------
     Telephony/Internet Services   $ 3,815    $   899     $  6,996    $  1,217
     Wireless Messaging                  -          -            -           -
     Corporate                           -          -            -           -
                                   -------    -------     --------    --------
     Total revenues                $ 3,815    $   899     $  6,996    $  1,217
                                   =======    =======     ========    ========

Net Loss Before Extraordinary Item
----------------------------------
     Telephony/Internet Services   $(1,850)   $(2,840)    $( 4,185)   $( 4,277)
     Wireless Messaging             (2,580)    (1,107)     ( 4,438)    ( 2,166)
     Corporate                      (1,927)    (3,501)     ( 4,156)    ( 5,546)
                                   -------    -------     --------    --------
     Total net loss before
      extraordinary item           $(6,357)   $(7,448)    $(12,779)   $(11,989)
                                   =======    =======     ========    ========

Extraordinary Item
------------------
     Telephony/Internet Services   $     -    $     -      $     -    $      -
     Wireless Messaging                  -          -            -           -
     Corporate                           -          -            -      32,502
                                   -------    -------      -------    --------
     Total extraordinary item      $     -          -      $     -    $ 32,502
                                   =======    =======      =======    ========

Net Income (Loss)
-----------------
     Telephony/Internet Services   $(1,850)   $(2,840)    $( 4,185)   $( 4,277)
     Wireless Messaging             (2,580)    (1,107)     ( 4,438)    ( 2,166)
     Corporate                      (1,927)    (3,501)     ( 4,156)     26,956
                                   -------    -------     --------    --------
     Total net loss before
      extraordinary item           $(6,357)   $(7,448)    $(12,779)   $ 20,513
                                   =======    =======     ========    ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 - SEGMENT INFORMATION (continued)

                                              As of         As of
                                             Dec. 31,      June 30,
                                               2000          2000
                                             --------      --------
Assets
------
     Telephony/Internet Services             $ 10,650      $ 11,095
     Wireless Messaging                         1,479           839
     Corporate                                  4,280        14,723
                                             --------      --------
     Total assets                            $ 16,409      $ 26,657
                                             ========      ========


NOTE 15 - SUBSEQUENT EVENT

Effective as of January 17, 2001, the Company sold a 75% interest in Clariti Australia in exchange for 314,184 shares of Clariti common stock, which have since been retired. Based on the closing price of Clariti common stock on January 17, 2001 of $4.75 per share, the consideration was valued at $1,492,000. The agreement for the sale of Clariti Australia provides for a second closing during February 2001 pursuant to which the Company will receive up to an additional 60,816 shares of Clariti common stock in exchange for up to an additional 18% of Clariti Australia. The actual percentage interest in Clariti Australia sold at the second closing will be prorated based on the actual number of shares of Clariti common stock delivered.


NOTE 16 - MANAGEMENT'S PLANS

Adverse market conditions for telecommunications companies during the second half of calendar 2000 have made it difficult for the Company to raise additional financing to meet its future cash requirements. However, the Company is actively pursuing opportunities to secure additional financing that is expected to be sufficient to meet its operating cash requirements at least through the current fiscal year end. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to sufficiency of cash resources and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its wireless voice messaging technology
     - integrate the business operations of MegaHertz-NKO with those of TWC
     - obtain the necessary additional financing to achieve it business plans

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, including its ability to obtain additional financing in a challenging market for telecommunications companies, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, risks related to the various technical aspects of developing the Company's wireless voice messaging technology and the market acceptance of same, as well as other risks referenced in the Company's annual report on Form 10-K for the year ended June 30, 2000 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


Recent Developments
-------------------
     Effective as of January 17, 2001, the Company sold a 75% interest in Clariti Australia in exchange for 314,184 shares of Clariti common stock, which have since been retired. Based on the closing price of Clariti common stock on January 17, 2001 of $4.75 per share, the consideration was valued at $1,492,000. The agreement for the sale of Clariti Australia provides for a second closing during February 2001 pursuant to which the Company will receive up to an additional 60,816 shares of Clariti common stock in exchange for up to an additional 18% of Clariti Australia. The actual percentage interest in Clariti Australia sold at the second closing will be prorated based on the actual number of shares of Clariti common stock delivered.


Results of Operations
---------------------
     For Fiscal 2Q01 and Fiscal First Half 2001, Clariti Australia was accounted for under the equity method of accounting because the Company sold a majority interest in such subsidiary in January 2001. For Fiscal 2Q00 and Fiscal First Half 2000, Clariti Australia was accounted for as a consolidated subsidiary. This change to equity method accounting is hereinafter referred to as the "deconsolidation of Clariti Australia."


Three Months Ended December 31, 2000 ("Fiscal 2Q01")
v. Three Months Ended December 31, 1999 ("Fiscal 2Q00")
--------------------------------------------------------
     For Fiscal 2Q01, the Company had a net loss of $6,357,000, or $0.18 per share, on revenue of $3,815,000 as compared to a net loss of $7,448,000, or $0.23 per share, on revenue of $899,000 in Fiscal 2Q00.

     Revenues increased from $899,000 in Fiscal 2Q00 to $3,815,000 for Fiscal 2Q01. The $2,916,000 increase resulted from an increase in revenues from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Partially offsetting these increases were reductions in revenues resulting from the deconsolidation of Clariti Australia in Fiscal 2Q01 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000. Likewise, gross profit increased $422,000, from $191,000 in Fiscal 2Q00 to $613,000 in Fiscal 2Q01 due to an increase in gross profit from TWC and operations in the United Kingdom, partially offset by a reduction in gross profit resulting from the deconsolidation of Clariti Australia in Fiscal 2Q01 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000.

     Network operating expenses increased $315,000, from $276,000 in Fiscal 2Q00 to $591,000 for Fiscal 2Q01. This increase resulted from an increase in network operating expenses from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Marketing expenses increased $405,000, from $337,000 in Fiscal 2Q00 to $742,000 in Fiscal 2Q01. This increase was due to an increase in marketing expenses from TWC as well as higher marketing expenses from the Wireless Messaging group in anticipation of commercial launch of its wireless messaging service. Lower marketing expenses resulting from the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000 partially offset these increases.

     All of the Company's research and development expenses relate to the development of its Wireless Messaging technology. Such expenses in Fiscal 2Q01 increased $733,000, from $815,000 in Fiscal 2Q00 to $1,548,000 in Fiscal 2Q01 due to expansion and acceleration of the Company's efforts to complete development and implement commercial deployment of the Wireless Voice Messaging System.

     Depreciation and amortization decreased from $1,246,000 in Fiscal 2Q00 to $579,000 in Fiscal 2Q01. The $667,000 decrease resulted from the absence of amortization of goodwill recognized in the acquisition of MegaHertz-NKO because such goodwill had been written off in the quarter ended June 30, 2000. Partially offsetting this decrease was higher depreciation and amortization expense resulting from TWC, which was acquired in December 1999.

     General and administrative expenses decreased $2,346,000, from $5,049,000 in Fiscal 2Q00 to $2,703,000 in Fiscal 2Q01. A substantial reduction in the number of common stock warrants issued as compensation to consultants reduced general and administrative expenses by nearly $2 million. No cash was expended in connection with the issuance of such warrants. Also contributing to the decrease was the deconsolidation of Clariti Australia. Partially offsetting these decreases were the addition of general and administrative expenses from TWC, which was acquired in December 1999, and the expansion of Wireless Messaging and Corporate Overhead activities in preparation for the anticipated commercial launch of the Company's Wireless Voice Messaging System.

     As further described above under Recent Developments, the Company sold a 75% interest in Clariti Australia in January 2001. As a result, for Fiscal 2Q01 Clariti Australia was accounted for under the equity method of accounting. Prior to Fiscal 2001, Clariti Australia was accounted for as a consolidated subsidiary. The equity in net loss of unconsolidated subsidiary reflects the Company's 100% interest in Clariti Australia's results of operation for Fiscal First Half 2001. In addition, the Company's net investment in Clariti Australia as of December 31, 2000 was written down to reflect net realizable value of such investment based on the terms of the divestment described above under Recent Developments.


Six Months Ended December 31, 2000 ("Fiscal First Half 2001")
v. Six Months Ended December 31, 1999 ("Fiscal First Half 2000")
----------------------------------------------------------------
     For Fiscal First Half 2001, the Company had a net loss of $12,779,000, or $0.36 per share, on revenue of $6,996,000 as compared to net income of $20,513,000, or $0.64 per share, on revenue of $1,217,000 in Fiscal First Half

2000. Excluding an extraordinary gain of $32,502,000, or $1.01 per share, the Company had a net loss of $11,989,000, or $0.37 per share, in Fiscal First Half 2000.

     As of October 11, 1999, the International Telecommunications Group filed for voluntary liquidation and ceased operation of its businesses. As of June 30, 1999, the Company had written off all assets related to the International Telecommunications Group and had accrued for all of the Group's estimated losses from operations up to the date of liquidation. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group, and as a result the Company recognized an extraordinary gain of $32,502,000 on the discharge of such indebtedness in Fiscal First Half 2000.

     Revenues increased from $1,217,000 in Fiscal First Half 2000 to $6,996,000 for Fiscal First Half 2001. The $5,779,000 increase resulted from an increase in revenues from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Partially offsetting these increases were reductions in revenues resulting from the deconsolidation of Clariti Australia in Fiscal First Half 2001 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000. Likewise, gross profit increased $648,000, from $321,000 in Fiscal First Half 2000 to $969,000 in Fiscal First Half 2001 due to an increase in gross profit from TWC and operations in the United Kingdom, partially offset by a reduction in gross profit resulting from the deconsolidation of Clariti Australia in Fiscal First Half 2001 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000.

     Network operating expenses increased $831,000, from $348,000 in Fiscal First Half 2000 to $1,179,000 for Fiscal First Half 2001. This increase also resulted from an increase in network operating expenses from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Marketing expenses increased $824,000, from $624,000 in Fiscal First Half 2000 to $1,448,000 in Fiscal First Half 2001. This increase was due to an increase in marketing expenses from TWC as well as higher marketing expenses from the Wireless Messaging group in anticipation of commercial launch of its wireless messaging service. Lower marketing expenses resulting from the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000 partially offset these increases.

     All of the Company's research and development expenses relate to the development of its Wireless Messaging technology. Such expenses in Fiscal First Half 2001 increased $1,195,000, from $1,510,000 in Fiscal First Half 2000 to $2,705,000 in Fiscal First Half 2001 due to expansion and acceleration of the Company's efforts to complete development and implement commercial deployment of the Wireless Voice Messaging System.

     Depreciation and amortization decreased from $2,283,000 in Fiscal First Half 2000 to $1,092,000 in Fiscal First Half 2001. The $1,191,000 decrease resulted from the absence of amortization of goodwill recognized in the acquisition of MegaHertz-NKO because such goodwill had been written off in the quarter ended June 30, 2000. Partially offsetting this decrease was higher depreciation and amortization expense resulting from TWC, which was acquired in December 1999.

     General and administrative expenses decreased $1,390,000, from $7,607,000 in Fiscal First Half 2000 to $6,217,000 in Fiscal First Half 2001. A substantial reduction in the number of common stock warrants issued as compensation to consultants reduced general and administrative expenses by more than $2 million. No cash was expended in connection with the issuance of such warrants. Also contributing to the decrease was the deconsolidation of Clariti Australia. Partially offsetting these decreases were the addition of general and administrative expenses from TWC, which was acquired in December 1999, and the expansion of Wireless Messaging and Corporate Overhead activities in preparation for the anticipated commercial launch of the Company's Wireless Voice Messaging System.

     As further described above under Recent Developments, the Company sold a 75% interest in Clariti Australia in January 2001. As a result, for Fiscal First Half 2001 Clariti Australia was accounted for under the equity method of accounting. Prior to Fiscal 2001, Clariti Australia was accounted for as a consolidated subsidiary. The equity in net loss of unconsolidated subsidiary reflects the Company's 100% interest in Clariti Australia's results of operation for Fiscal First Half 2001. In addition, the Company's net investment in Clariti Australia as of December 31, 2000 was written down to reflect net realizable value of such investment based on the terms of the divestment described above under Recent Developments.


Liquidity and Capital Resources
-------------------------------
     At December 31, 2000, the Company had working capital of $1,209,000 (including a cash balance of $3,908,000) as compared to working capital of $12,553,000 (including a cash balance of $14,333,000) at June 30, 2000. The working capital decrease of $11,344,000 is primarily due to the use of cash in operations and capital expenditures during Fiscal First Half 2001.

     The Company was unable to secure additional financing it had expected to receive during the fourth quarter of calendar 2000. Adverse market conditions for telecommunications companies during the second half of calendar 2000 were a major factor contributing to this situation. However, the Company is actively pursuing opportunities to secure additional financing that is expected to be sufficient to meet its operating cash requirements at least through the current fiscal year end. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

     Significant additional funding will be required beyond June 2001 to launch the Wireless Voice Messaging System in specified target markets and to meet expected negative operating cash flows and capital expenditure plans. However, there can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

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

     On or about June 17, 1999 Clariti, together with Mediatel, GlobalFirst, and CHH, formerly the owner of record of a majority of Clariti stock (collectively the "Claimants"), filed a Demand for Arbitration with the American Arbitration Association (case no. 50 N 181 0021399) against Frontier Corporation and Frontel Communications Limited (collectively "Frontier") concerning obligations arising under that certain March 4, 1999 agreement entered into by and among Frontier and each of the Claimants ("March 4 Agreement"). The parties entered into the March 4 Agreement for the purpose of resolving certain billing disputes between Frontier on the one part and GlobalFirst and Mediatel on the other part. Under the March 4 Agreement, Clariti paid $3,000,000 to Frontier during March 1999 in payment of amounts allegedly due Frontier by Mediatel and/or GlobalFirst. Additionally, Clariti issued to Frontier 1,250,000 shares of its common stock (5,000,000 shares before the 1 for 4 reverse split) as security for the remaining balance, if any, due Frontier by Mediatel and/or GlobalFirst ("Clariti Stock"). The amount due Frontier by Mediatel and GlobalFirst as agreed to by the parties or as determined by arbitration is referred to in the March 4 Agreement as the "Account Balance". The terms of the March 4 Agreement provide in part as follows: that CHH is liable for and guarantees payment in full of the Account Balance and, further, shall be obligated to purchase the Clariti Stock from Frontier for an amount equal to the Account Balance. In the event of a default under the March 4 Agreement, Frontier may, at its option, sell a sufficient amount of shares of Clariti Stock in order to satisfy the Account Balance. If Frontier sells all 1,250,000 shares of Clariti Stock for less than the Account Balance, GlobalFirst, Mediatel and CHH are liable to pay Frontier the remaining Account Balance due to Frontier. Once Frontier collects the Account Balance (whether by sale of Clariti Stock or payment made by any of the parties), Frontier must surrender to Clariti any remaining shares of Clariti Stock. A hearing was held in London before an arbitration panel in early December 2000. On January 11, 2001, the Arbitration panel determined in pertinent part as follows:

(1) The Account Balance for purposes of the March 4 Agreement is 8,737,397.74 British Pounds (approximately US$12.7 million). Including interest through January 11, 2001, the total amount due to Frontier is 10,164,534.60
    British Pounds (approximately US$14.8 million).
(2) Clariti has complied with its obligations under the March 4 Agreement.

Based on the arbitration panel's ruling, the Company believes it has no further obligations to Frontier under the March 4 Agreement. Both GlobalFirst and Mediatel are in liquidation and thus will be unable to pay their portions of the arbitration award. As of February 7, 2001, CHH had not yet paid its obligation to Frontier. If CHH fails to pay the arbitration award to Frontier and Frontier sells a significant amount of the Clariti Stock in the open market, the market price of Clariti's common stock may decline.


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

                        None


                    (b) Reports on Form 8-K:

                        None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 14, 2001



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