Form 10-Q
period 2001-03-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2001-05-15
CIK 941814

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


               185 Commerce Drive, Fort Washington, PA 19034
               ---------------------------------------------
                  (Address of principal executive offices)

                           Telephone: (215) 591-3540


   1735 Market Street, Mellon Bank Center Suite 1300, Philadelphia, PA 19103
   -------------------------------------------------------------------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )


As of May 4, 2001, there were 35,624,565 shares outstanding of the Registrant's $.001 par value common stock.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    March 31, 2001 (unaudited) and
                    June 30, 2000 (audited)                        3

                    Consolidated Statements of Operations
                    and Comprehensive Income (Loss) for the
                    three months and nine months ended
                    March 31, 2001 and 2000 (unaudited)           4-5

                    Consolidated Statement of Stockholders'
                    Equity for the nine months ended
                    March 31, 2001 (unaudited)                     6

                    Consolidated Statements of Cash Flows for
                    the nine months ended March 31, 2001 and
                    2000 (unaudited)                              7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                        9-17

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   18-23

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                             24

          Item 2.   Changes in Securities and Use of Proceeds     24

          Item 3.   Defaults Upon Senior Securities               24

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              24

          Item 5.   Other Information                             24

          Item 6.   Exhibits and Reports on Form 8-K              25

SIGNATURES                                                        26

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                 March 31,         June 30,
                                                   2001              2000
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $     715       $  14,333
  Trade accounts receivable, net                        861           1,026
  Prepaid expenses and other current assets           1,924           1,368
                                                  ---------       ---------
                                                      3,500          16,727

PROPERTY AND EQUIPMENT, NET                           3,418           4,072
INTANGIBLE ASSETS, NET                                1,530           5,858
                                                  ---------       ---------
TOTAL ASSETS                                      $   8,448       $  26,657
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $   3,915       $   1,064
  Deferred revenue                                      157           1,069
  Accrued expenses and other current liabilities      2,645           2,041
                                                  ---------       ---------
                                                      6,717           4,174

LONG-TERM LIABILITIES                                   589             624
                                                  ---------       ---------

TOTAL LIABILITIES                                     7,306           4,798
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 35,625 shares at March
 31, 2001 and 35,973 shares June 30, 2000                36              36
WARRANTS OUTSTANDING                                  9,747          14,062
ADDITIONAL PAID-IN-CAPITAL                          269,269         264,643
ACCUMULATED DEFICIT                                (277,919)       (256,937)
ACCUMULATED OTHER COMPREHENSIVE INCOME                    9              55
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                            1,142          21,859
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   8,448       $  26,657
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                   --------------------   ---------------------
                                     2001       2000         2001       2000
                                   --------   --------     --------   --------
REVENUE                            $  4,008   $ 1,989      $ 11,004   $  3,206
COST OF REVENUE                       3,994     1,510        10,021      2,406
                                   --------   -------      --------   --------
GROSS PROFIT                             14       479           983        800

Network operating expenses              104       429         1,283        777
Marketing expenses                      721       327         2,169        951
Research and development expenses       927       824         3,632      2,334
Depreciation and amortization           530     1,482         1,622      3,765
General and administrative expenses   3,431     3,698         9,648     11,305
Equity in net loss of
 unconsolidated subsidiary                -         -           880          -
Asset impairments                     1,676         -         2,192          -
Loss on sale of UK net assets           844         -           844          -
                                   --------   -------      --------   --------
LOSS FROM OPERATIONS                ( 8,219)  ( 6,281)      (21,287)   (18,332)
                                   --------   -------      --------   --------
OTHER INCOME (EXPENSE)
 Interest income                         43       194           370        295
 Interest expense                   (    27)  (     2)      (    65)   (    41)
                                   --------   -------      --------   --------
                                         16       192           305        254
                                   --------   -------      --------   --------
Net loss before extraordinary item  ( 8,203)  ( 6,089)      (20,982)   (18,078)

EXTRAORDINARY ITEM
 Gain on discharge of indebtedness        -         -             -     32,502
                                   --------   -------      --------   --------
NET INCOME (LOSS)                  $( 8,203)  $(6,089)     $(20,982)  $ 14,424

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation
   adjustment                       (    52)       39       (    46)        12
                                   --------   -------      --------   --------
COMPREHENSIVE INCOME (LOSS)        $( 8,255)  $(6,050)     $(21,028)  $ 14,436
                                   ========   =======      ========   ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,              MARCH 31,
                                   --------------------   ---------------------
                                     2001       2000         2001       2000
                                   --------   --------     --------   --------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         35,764    32,746        35,820     32,943

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss before extraordinary
   item                            $(   .23)  $(  .19)     $(   .59)  $(   .55)
  Extraordinary item                      -         -             -        .99
                                   --------   -------      --------   --------
  Net income (loss)                $(   .23)  $(  .19)     $(   .59)  $    .44
                                   ========   =======      ========   ========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2001
                        (Dollars and Shares in Thousands)


                                           COMMON STOCK     COMMON
                                         ---------------    STOCK
                                         NUMBER            WARRANTS    ADD'L.
                                           OF              OUTSTAN-   PAID-IN
                                         SHARES   AMOUNT   DING,NET   CAPITAL
                                         ------   ------  ---------  ---------
BALANCES, JUNE 30, 2000                  35,836    $ 36    $14,062   $ 264,643

Nine months ended March 31,
 2001 (unaudited):
  Common stock issued as additional
   consideration for acquisition of TWC     222       -          -         743
  Common stock returned to the Company
   pursuant to terms of TWC acquisition
   agreement                            (    85)      -          -    (    766)
  Common stock returned to the Company
   as consideration for sale of NKA     (   277)      -          -    (  1,143)
  Common stock returned to the Company
   as consideration for sale of UK net
   assets                               (    71)      -          -    (     98)
  Common stock warrants issued, net of
   unearned consulting fees of $237           -       -      1,092         483
  Common stock warrants expired               -       -    ( 5,407)      5,407
                                         ------    ----   --------   ---------
BALANCES, MARCH 31, 2001                 35,625    $ 36   $  9,747   $ 269,269
                                         ======    ====   ========   =========



                                                          ACCUMULATED
                                                             OTHER
                                         ACCUMULATED     COMPREHENSIVE
                                           DEFICIT          INCOME
                                         -----------     -------------
BALANCES, JUNE 30, 2000                   $(256,937)       $    55

Nine months ended March 31,
 2001 (unaudited):
  Net loss                                 ( 20,982)             -
  Currency translation adjustment                 -         (   46)
                                          ---------        -------
BALANCES, MARCH 31, 2001                  $(277,919)       $     9
                                          =========        =======


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                  2001         2000
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $(20,982)    $ 14,424
 Adjustments to reconcile net income (loss)
  to net cash flows used in operating
  activities:
   Extraordinary gain on discharge of
    indebtedness                                       -      (32,502)
   Depreciation and amortization                   1,622        3,765
   Equity in net loss of unconsolidated
    subsidiary                                       880            -
   Asset impairments                               2,192            -
   Loss on sale of UK net assets                     844            -
   Issuance of common stock warrants
    for expenses                                   1,329        3,691
   Settlement of interest upon capitalization
    of loan payable to related party                   -           81
   Change in current assets and liabilities
    which increase (decrease) cash:
     Trade accounts receivable, net              (   107)     (   289)
     Prepaid expenses and other current assets   (   451)     (   701)
     Accounts payable - trade                      3,278      ( 2,294)
     Deferred revenue                            (   913)           -
     Accrued expenses and other current
      liabilities                                    198      (   162)
 Other                                                42           38
                                                --------     --------
 Net cash used in operating activities           (12,068)     (13,949)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           ( 1,992)     ( 1,004)
 Deconsolidation of unconsolidated subsidiary    (    46)           -
 Advances to unconsolidated subsidiary           (   256)           -
 Cash proceeds from sale of UK net assets            227            -
 Cash received with companies acquired net
  of cash paid for companies acquired                  -          136
                                                --------     --------
 Net cash used in investing activities           ( 2,067)     (   868)
                                                --------     --------

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                  2001         2000
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -       25,600
 Commission on sale of common stock                    -      ( 2,650)
 Proceeds from loan payable                          261            -
 Repayment of loan payable                       (    74)           -
 Net increase in capital lease obligations           387            -
                                                --------     --------
Net cash received from financing activities          574       22,950
                                                --------     --------

Effect of exchange rate changes on cash          (    57)           -
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               (13,618)       8,133

CASH AND EQUIVALENTS, BEGINNING OF PERIOD         14,333        3,284
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $    715     $ 11,417
                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $     38     $      2
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Issuance of common stock as additional
   consideration for acquisition of TWC         $    743     $      -
  Common stock returned to the Company
   pursuant to terms of acquisition
   agreement for TWC                            $    766     $      -
  Common stock returned to the Company as
   consideration for sales of NKA and UK
   net assets                                   $   1,241           -
  Common stock issued as consideration for
   acquisitions of NKA and TWC                  $      -     $  6,462
  Capitalization of note payable to related
   party, including accrued interest            $      -     $  2,000
  Issuance of common stock in settlement of
   loan payable                                 $      -     $  1,000
  Issuance of common stock warrants for
   unearned consulting fees                     $      -     $  1,758

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



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


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is an international telecommunications company with businesses that include wire-line and wireless communications.

The Company has made several acquisitions and dispositions of telecommunications businesses. In April 1995, the Company acquired its wireless messaging technology. In May 1999, the Company acquired MegaHertz-NKO, Inc., an Internet Service Provider ("ISP") and a provider of enhanced telecommunications and Internet Protocol ("IP") telephony services. In October 1999, the Company acquired NKA Communications Pty, Ltd. ("NKA"), an Australian provider of telephony to corporate clients. In December 1999, the Company acquired Tekbilt World Communications, Inc. ("TWC"), a facilities-based provider of IP and conventional switched telecommunications services with a large distribution network. During the quarter ended June 30, 2000, the Company terminated most of MegaHertz-NKO's revenue-generating activities and consolidated those remaining operations into TWC. In Fiscal 3Q01, the Company sold approximately 91% of its interest in NKA (see Note 5). In May 2001, the Company sold 100% of its interest in TWC (see Note 16).


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2001 and 2000 are referred to as Fiscal 3Q01 and Fiscal 3Q00, respectively, and the nine-month periods ended March 31, 2001 and 2000 are referred to as Fiscal Nine Months 2001 and Fiscal Nine Months 2000, respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



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

For Fiscal 3Q01 and Fiscal Nine Months 2001, NKA was accounted for under the equity method of accounting because the Company sold a majority interest in such subsidiary in January 2001 (see Note 5). Prior to Fiscal 2001, NKA was accounted for as a consolidated subsidiary.

Revenue Recognition
-------------------
Prior to the sale of TWC, the majority of the Company's revenue was generated through sales of prepaid calling cards. TWC sold prepaid calling cards to distributors or direct to retailers at a fixed price with normal credit terms. When the customer was invoiced, deferred revenue was recognized. TWC recognized revenue and reduced the deferred revenue account as the end users utilized calling time and upon expiration of cards containing unused calling time. All prepaid calling cards sold by TWC had expiration dates ranging up to a maximum of six months after first use.

Income Taxes
------------
There was no income tax benefit for operating losses for Fiscal 3Q01 and Fiscal Nine Months 2001 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accounts payable, and accrued expenses. These balances approximate their fair value because of their short maturities. Accounts receivable are presented net of allowance for uncollectible accounts of $529,000 as of March 31, 2001 and $289,000 as of June 30, 2000, respectively.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share
-------------------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. Prior year amounts presented as net loss per common share have been retroactively restated to give effect to this reverse split.

Recent Accounting Pronouncements
--------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes the Company's revenue recognition policies comply with the guidance in SAB 101.


NOTE 4 - UNCONSOLIDATED SUBSIDIARY

As further described in Note 5, the Company sold a 75% interest in NKA in January 2001. As a result of this divestment, the Company's financial statements for Fiscal 3Q01 and Fiscal Nine Months 2001 reflect NKA's results of operations through the date of divestment using the equity method of accounting. The following table presents summary results of operations for NKA for Fiscal 3Q01 and Fiscal Nine Months 2001.

                                                Fiscal
                                 Fiscal      Nine Months
                                  3Q01           2001
                                ---------    -----------
Net sales                       $    190       $ 2,093
Gross profit                    $     52       $   575
Net loss                        $      -       $(  880)

In March 2001, the Company sold an additional 16% of NKA, reducing its interest in NKA to 9%. As a result of this additional divestment, the Company's March 31, 2001 balance sheet reflects its remaining investment in NKA on the cost basis at no value.


NOTE 5 - ASSET IMPAIRMENTS

During Fiscal 3Q01, the Company sold a total of 91% of its interest in NKA in exchange for 277,210 shares of Clariti stock valued at approximately $1,143,000. As a result of this divestment, the Company wrote down its net investment in NKA by a total of $1,185,000 of which $669,000 was written off in Fiscal 3Q01 and $516,000 was written off in Fiscal 2Q01.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 5 - ASSET IMPAIRMENTS (continued)

As further described in Note 16, in May 2001 the Company also sold 100% of its interest in TWC in exchange for an unsecured note for $250,000. As a result of this divestment, the Company wrote down its net investment in TWC by a total of $1,007,000, all of which was reflected in Fiscal 3Q01 results of operations.


NOTE 6 - LOSS ON SALE OF UK NET ASSETS

During Fiscal 3Q01, the Company sold all of its operating assets in the United Kingdom consisting principally of telephone switching equipment for total consideration valued at $623,000. Such consideration consisted of $227,000 cash, 71,301 shares of Clariti common stock valued at $98,000 and the assumption by the buyer of net liabilities aggregating $298,000. The Company incurred a loss on the sale of its UK net assets of $844,000.


NOTE 7 - EXTRAORDINARY GAIN

As of October 11, 1999, GlobalFirst Holdings Limited ("GlobalFirst") and Mediatel Global Communications Limited ("Mediatel") and their respective subsidiaries (the "International Telecommunications Group") filed for voluntary liquidation and ceased operation of their businesses. At the time the liquidation proceedings began, GlobalFirst and Mediatel were wholly owned subsidiaries of the Company. Liquidation proceedings were undertaken because the International Telecommunications Group could not pay its debts, including debt the group owed to the Company. The liquidation proceedings have discharged all liabilities of the International Telecommunications Group. All losses from operations of the International Telecommunications Group had been provided for as of June 30, 1999, including losses from operations during Fiscal Nine Months 2000. Therefore, the Company recognized an extraordinary gain of $32,502,000, which was largely attributable to the excess of liabilities over assets of the International Telecommunications Group as of October 11, 1999, the liquidation date.


NOTE 8 - COMPREHENSIVE INCOME

The Company has adopted FASB Statement 130, "Comprehensive Income." The Company's only item of comprehensive income that is excluded from net income is the cumulative foreign currency translation adjustment associated with the Company's ongoing foreign businesses. The Company had foreign currency translation adjustments of $(52,000) and $39,000 during Fiscal 3Q01 and Fiscal 3Q00, respectively, and $(46,000) and $12,000 during Fiscal Nine Months 2001 and Fiscal Nine Months 2000, respectively. During Fiscal Nine Months 2000, the Company also reclassified a cumulative foreign currency translation adjustment of $1,348,000 to net income as a result of the liquidation of the International Telecommunications Group. This reclassification amount was included in the extraordinary gain described in
Note 7 above.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas.
On April 19, 2001 the Superior Court of Pennsylvania affirmed the decision of the Court of Common Pleas concerning the court's jurisdiction. IDT may appeal this decision to the Pennsylvania Supreme Court within 30 days. The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


NOTE 10 - RELATED PARTIES

In connection with the Company's acquisition of Mediatel, the Company issued a promissory note payable to CHH, the owner of Mediatel and formerly the Company's majority shareholder of record, in the amount of $3,000,000. Such

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 10 - RELATED PARTIES (continued)

note carried a fixed interest rate of 6.5% and was payable, including any accrued interest thereon, on March 16, 2000. On April 7, 1999 Clariti prepaid $1 million against the principal balance of the note. During Fiscal First Half 2000 the remaining $2,000,000 balance of the note plus accrued interest of $81,000 was capitalized as a contribution to capital of the Company by CHH. The Company issued no common stock to CHH in connection with this contribution to capital.


NOTE 11 - COMMON STOCK

Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All prior year amounts of Clariti common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

During Fiscal Nine Months 2001, the Company issued approximately 222,000 shares of Clariti common stock pursuant to its December 1999 agreement to acquire TWC. In addition, approximately 85,000 shares of Clariti common stock were returned to the Company pursuant to the terms of such agreement to acquire TWC. The Company has retired these returned shares. Also during Fiscal Nine Months 2001, the Company received and retired a total of 348,000 shares of its common stock as consideration for the sale of the Company's UK net assets and the sale of a 91% interest in NKA (see Notes 5 and 6).

During Fiscal Nine Months 2000, the Company sold approximately 2,952,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $22,950,000. In addition, the Company issued 125,000 shares to a third party investor in settlement of a loan for $1,000,000 such investor had made to the Company.


NOTE 12 - STOCK OPTIONS

During Fiscal Nine Months 2001, the Company granted options to purchase approximately 2,901,000 shares of the Company's common stock at prices ranging from $2.88 per share to $8.38 per share (weighted average price of $4.68 per share). In addition, approximately 2,449,000 previously outstanding common stock options expired during Fiscal Nine Months 2001. The exercise prices of these expired options ranged from $4.00 per share to $13.50 per share (weighted average price of $8.58 per share). Company stock options have been issued to new and existing employees of the Company and members of the Company's board of directors, may be exercised over a period of 10 years at the fair market value on the date of grant and generally carry such other terms as if they had been issued under the Company's Stock Option Plan.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 13 - WARRANTS

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

During Fiscal Nine Months 2001 the Company issued to several consultants warrants to purchase a total of 758,000 shares of the Company's common stock at the market price on the date of grant, which ranged from $1.00 per share to $5.06 per share (weighted average price of $3.59 per share). The warrants were issued for services rendered and expire from 1 to 4 years from the date of grant. The Black-Scholes model valued these warrants at a total of $1,329,000.

Also during Fiscal Nine Months 2001, approximately 3,092,000 warrants with exercise prices between $8.00 and $20.00 per share expired without being exercised. The book value of such expired warrants (approximately $5,407,000) was reclassified from warrants outstanding to additional paid-in capital.


NOTE 14 - EARNINGS PER SHARE

The Company utilizes FASB Statement 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share. Under FASB Statement 128, basic income or loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed after the assumed conversion of potential common shares (warrants and stock options). The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal Nine Months 2001, Fiscal Nine Months 2000, Fiscal 3Q01 and Fiscal 3Q00 were the same because the effect of using the treasury stock method would be antidilutive.


NOTE 15 - SEGMENT INFORMATION

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 15 - SEGMENT INFORMATION (continued)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,              MARCH 31,
                                   --------------------   ---------------------
                                     2001       2000         2001       2000
                                   --------   --------     --------   --------
Revenues
--------
     Telephony/Internet Services   $ 4,006    $ 1,989     $ 11,002    $  3,206
     Wireless Messaging                  2          -            2           -
     Corporate                           -          -            -           -
                                   -------    -------     --------    --------
     Total revenues                $ 4,008    $ 1,989     $ 11,004    $  3,206
                                   =======    =======     ========    ========

Net Loss Before Extraordinary Item
----------------------------------
     Telephony/Internet Services   $(4,329)   $(2,604)    $( 8,514)   $( 6,881)
     Wireless Messaging             (1,942)    (1,171)     ( 6,380)    ( 3,337)
     Corporate                      (1,932)    (2,314)     ( 6,088)    ( 7,860)
                                   -------    -------     --------    --------
     Total net loss before
      extraordinary item           $(8,203)   $(6,089)    $(20,982)   $(18,078)
                                   =======    =======     ========    ========

Extraordinary Item
------------------
     Telephony/Internet Services   $     -    $     -      $     -    $      -
     Wireless Messaging                  -          -            -           -
     Corporate                           -          -            -      32,502
                                   -------    -------      -------    --------
     Total extraordinary item      $     -          -      $     -    $ 32,502
                                   =======    =======      =======    ========

Net Income (Loss)
-----------------
     Telephony/Internet Services   $(4,329)   $(2,604)    $( 8,514)   $( 6,881)
     Wireless Messaging             (1,942)    (1,171)     ( 6,380)    ( 3,337)
     Corporate                      (1,932)    (2,314)     ( 6,088)     24,642
                                   -------    -------     --------    --------
     Total net loss before
      extraordinary item           $(8,203)   $(6,089)    $(20,982)   $ 14,424
                                   =======    =======     ========    ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 and 2000



NOTE 15 - SEGMENT INFORMATION (continued)

                                              As of         As of
                                             Mar. 31,      June 30,
                                               2001          2000
                                             --------      --------
Assets
------
     Telephony/Internet Services             $  5,710      $ 11,095
     Wireless Messaging                         1,674           839
     Corporate                                  1,064        14,723
                                             --------      --------
     Total assets                            $  8,448      $ 26,657
                                             ========      ========


NOTE 16 - SUBSEQUENT EVENT

On May 9, 2001, the Company sold 100% of the common stock of TWC. Consideration received by the Company consisted of an unsecured note for $250,000 (the "TWC Note") payable on May 9, 2003. The TWC Note carries a fixed interest rate of 6%. As a result of the sale of TWC, the Company recognized an impairment loss in Fiscal 3Q01 of $1,007,000 on the write-down of its net investment in TWC.



NOTE 17 - MANAGEMENT'S PLANS

Adverse market conditions for telecommunications companies during Fiscal Nine Months 2001 have made it difficult for the Company to raise additional financing to meet its future cash requirements. The Company has significantly reduced its future cash expenditures through the divestments of NKA and TWC, and has made major reductions in future Wireless Messaging and corporate overhead expenses. In May 2001, the Company entered into a 60-day bridge loan with a related party for $650,000, which is expected to be sufficient to meet its operating cash requirements at least through the current fiscal year end. The bridge loan is secured by the assets of the Company. The Company is actively pursuing opportunities to secure additional financing that is expected to be sufficient to repay the bridge loan and meet its operating cash requirements through most of the next fiscal year. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

	Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to sufficiency of cash resources and expected trends in operating losses and cash flows, as well as the Company's ability to successfully do any or all of the following:

     - commercialize its wireless voice messaging technology
     - obtain the necessary additional financing to achieve it business plans
     - realize cost savings in future periods from expense reduction efforts

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, including its ability to obtain additional financing in a challenging market for telecommunications companies, risks relating to competition and regulatory developments, risks related to the various technical aspects of developing the Company's wireless voice messaging technology and the market acceptance of same, as well as other risks referenced in the Company's annual report on Form 10-K for the year ended June 30, 2000 and from time to time in the Company's filings with the Securities and Exchange Commission . All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.


General Operations
------------------
     The Company's current focus has been in two industry segments: wireless messaging services and telephony/Internet services. Clariti's wireless technology will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device. The Company is currently in the final stages of commercializing its wireless voice messaging technology and expects to launch a commercial wireless voice messaging service in the United States and Italy during the second half of 2001.

     As a result of the divestments of 91% of NKA and the Company's UK business operations in Fiscal 3Q01 and the sale of TWC in May 2001, Clariti's telephony/Internet business consists principally of its remaining 9% interest in NKA and several international long distance projects.

Recent Developments
-------------------
     Since the beginning of 2001, the Company has been facing significant cash shortages. Adverse market conditions for telecommunications companies during Fiscal Nine Months 2001 have made it difficult for the Company to raise additional financing to meet its future cash requirements. In May 2001, the Company entered into a 60-day bridge loan with a related party for $650,000, which is expected to be sufficient to meet its operating cash requirements at least through the current fiscal year end. The bridge loan is secured by the assets of the Company. The Company is actively pursuing opportunities to secure additional financing that is expected to be sufficient to repay the bridge loan and meet its operating cash requirements through most of the next fiscal year.

     The Company has also made significant strides toward reducing its future operating cash requirements by eliminating expenses and selling cash-consuming businesses. Specifically, during Fiscal 3Q01 the Company sold a 91% interest in NKA in exchange for 277,210 shares of Clariti stock, and later sold all of its operating assets in the United Kingdom receiving $227,000 in cash, 71,301 shares of Clariti common stock, and the assumption by the buyer of net liabilities aggregating $298,000. During Fiscal Nine Months 2001, these businesses consumed over $3 million of cash. Other actions taken by the Company have reduced future Wireless Messaging and corporate overhead cash requirements by more than $2 million per month.


Results of Operations
---------------------
     For Fiscal 3Q01 and Fiscal Nine Months 2001, Clariti's investment in NKA was accounted for under the equity method of accounting because the Company sold a majority interest in such subsidiary in January 2001. For Fiscal 3Q00 and Fiscal Nine Months 2000, NKA was accounted for as a consolidated subsidiary. This change to equity method accounting is hereinafter referred to as the "deconsolidation of NKA."


Three Months Ended March 31, 2001 ("Fiscal 3Q01")
v. Three Months Ended March 31, 2000 ("Fiscal 3Q00")
--------------------------------------------------------
     For Fiscal 3Q01, the Company had a net loss of $8,203,000, or $0.23 per share, on revenue of $4,008,000 as compared to a net loss of $6,089,000, or $0.19 per share, on revenue of $1,989,000 in Fiscal 3Q00.

     The $2,019,000 increase in revenue was primarily due to substantially higher prepaid calling card revenues from TWC, partially offset by reductions in revenues resulting from the deconsolidation of NKA in Fiscal 3Q01 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000. Gross profit decreased $465,000, from $479,000 in Fiscal 3Q00 to $14,000 in Fiscal 3Q01 due to the accrual of payphone surcharges related to TWC's prepaid phone card business, the deconsolidation of NKA in Fiscal 3Q01 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000.

     Network operating expenses decreased $325,000, from $429,000 in Fiscal 3Q00 to $104,000 for Fiscal 3Q01. This decrease resulted principally from the deconsolidation of NKA in Fiscal 3Q01 and the termination of most of MegaHertz-NKO's network operating activities in the quarter ended June 30, 2000. Marketing expenses increased $394,000, from $327,000 in Fiscal 3Q00 to $721,000 in Fiscal 3Q01. This increase was due to an increase in marketing expenses from TWC as well as higher marketing expenses from the Wireless Messaging group in anticipation of commercial launch of its wireless messaging service. Lower marketing expenses resulting from the deconsolidation of NKA in Fiscal 3Q01 and from the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000 partially offset these increases.

     All of the Company's research and development expenses relate to the development of its Wireless Messaging technology. Such expenses in Fiscal 3Q01 increased $103,000, from $824,000 in Fiscal 3Q00 to $927,000 in Fiscal 3Q01 due to expansion and acceleration of the Company's efforts to complete development and implement commercial deployment of the Wireless Voice Messaging System.

     Depreciation and amortization decreased from $1,482,000 in Fiscal 3Q00 to $530,000 in Fiscal 3Q01. The $952,000 decrease resulted from the absence of amortization of goodwill recognized in the acquisitions of MegaHertz-NKO and NKA. MegaHertz-NKO goodwill had previously been written off in the quarter ended June 30, 2000, and the NKA goodwill was previously written off partially in 2Q01 and the remainder in 3Q01.

     General and administrative expenses decreased $267,000, from $3,698,000 in Fiscal 3Q00 to $3,431,000 in Fiscal 3Q01 partially due to the deconsolidation of NKA and lower corporate overhead expenses. Partially offsetting these decreases was the expansion of Wireless Messaging operations in preparation for the anticipated commercial launch of wireless messaging service.

     As noted above under Recent Developments, the Company sold a total of 91% of its interest in NKA in exchange for 277,210 shares of Clariti stock and sold 100% of its interest in TWC in exchange for an unsecured note for $250,000. As a result of these divestments, the Company recorded asset impairment write-downs in 3Q01 of $669,000 related to NKA and $1,007,000 related to TWC. In addition, during Fiscal 3Q01 the Company sold all of its operating assets in the United Kingdom consisting principally of telephone switching equipment, incurring a loss on the sale of $844,000.

     Interest income decreased $151,000, from $194,000 in Fiscal 3Q00 to $43,000 in Fiscal 3Q01 due to lower cash balances available for investment.


Nine Months Ended March 31, 2001 ("Fiscal Nine Months 2001")
v. Nine Months Ended March 31, 2000 ("Fiscal Nine Months 2000")
----------------------------------------------------------------
     For Fiscal Nine Months 2001, the Company had a net loss of $20,982,000, or $0.59 per share, on revenue of $11,004,000 as compared to net income of $14,424,000, or $0.44 per share, on revenue of $3,206,000 in Fiscal Nine Months 2000. Excluding an extraordinary gain of $32,502,000, or $0.99 per share, the Company had a net loss of $18,078,000, or $0.55 per share, in Fiscal First Half 2000.

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

     Revenues increased from $3,206,000 in Fiscal Nine Months 2000 to $11,004,000 for Fiscal Nine Months 2001. The $7,798,000 increase resulted from an increase in revenues from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Partially offsetting these increases were reductions in revenues resulting from the deconsolidation of NKA in Fiscal Nine Months 2001 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000. Gross profit increased $183,000, from $800,000 in Fiscal Nine Months 2000 to $983,000 in Fiscal Nine Months 2001 due to an increase in gross profit from TWC and operations in the United Kingdom, partially offset by a reduction in gross profit resulting from the deconsolidation of NKA in Fiscal Nine Months 2001 and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000.

     Network operating expenses increased $506,000, from $777,000 in Fiscal Nine Months 2000 to $1,283,000 for Fiscal Nine Months 2001. This increase also resulted from an increase in network operating expenses from TWC, which was acquired in December 1999, and operations in the United Kingdom, where the Company began to utilize some of the switching equipment previously used in the International Telecommunications Group. Marketing expenses increased $1,218,000, from $951,000 in Fiscal Nine Months to $2,169,000 in Fiscal Nine Months 2001. This increase was due to an increase in marketing expenses from TWC as well as higher marketing expenses from the Wireless Messaging group in anticipation of commercial launch of wireless messaging service. Lower marketing expenses resulting from the deconsolidation of NKA and the termination of most of MegaHertz-NKO's revenue-generating activities in the quarter ended June 30, 2000 partially offset these increases.

     All of the Company's research and development expenses relate to the development of its Wireless Messaging technology. Such expenses in Fiscal Nine Months 2001 increased $1,298,000, from $2,334,000 in Fiscal Nine Months 2000 to $3,632,000 in Fiscal Nine Months 2001 due to expansion and acceleration of the Company's efforts to complete development and implement commercial deployment of the Wireless Voice Messaging System.

     Depreciation and amortization decreased from $3,765,000 in Fiscal Nine Months 2000 to $1,622,000 in Fiscal Nine Months 2001. The $2,143,000 decrease resulted from the absence of amortization of goodwill recognized in the acquisitions of MegaHertz-NKO and NKA. MegaHertz-NKO goodwill had previously been written off in the quarter ended June 30, 2000, and the NKA goodwill was previously written off in Fiscal Nine Months 2001. Partially offsetting this decrease was higher depreciation and amortization expense resulting from TWC, which was acquired in December 1999.

     General and administrative expenses decreased $1,657,000, from $11,305,000 in Fiscal Nine Months 2000 to $9,648,000 in Fiscal Nine Months 2001. A substantial reduction in the number of common stock warrants issued as compensation to consultants reduced general and administrative expenses by more than $2 million. No cash was expended in connection with the issuance of such warrants. Also contributing to the decrease was the deconsolidation of NKA and the termination of most of MegaHertz-NKO's revenue-generating activities prior to Fiscal 2001. Partially offsetting these decreases were the addition of general and administrative expenses from TWC, which was acquired in December 1999, and the expansion of Wireless Messaging operations in preparation for the anticipated commercial launch of wireless messaging service.

     As noted above under Recent Developments, the Company sold a total of 91% of its interest in NKA in exchange for 277,210 shares of Clariti stock and sold 100% of its interest in TWC in exchange for an unsecured note for $250,000. As a result of these divestments, the Company recorded asset impairment write-downs in 3Q01 of $669,000 related to NKA and $1,007,000 related to TWC. In addition, during 3Q01 the Company sold all of its operating assets in the United Kingdom consisting principally of telephone switching equipment, incurring a loss on the sale of $844,000.

     The Company sold a 91% interest in NKA, 75% of which was sold in January 2001, and an additional 16% was sold in March 2001. As a result of the initial 75% divestment, the Company's investment in NKA was accounted for under the equity method of accounting for Fiscal Nine Months 2001 up to the date of divestment. Prior to Fiscal 2001, NKA was accounted for as a consolidated subsidiary. The $880,000 equity in net loss of unconsolidated subsidiary reflects the Company's 100% interest in NKA's results of operations for Fiscal Nine Months 2001 up to the date of divestment.

     As a result of the sale of 91% of its interest in NKA and the sale of 100% of TWC in May 2001, the Company recorded asset impairment write-downs in Fiscal Nine Months 2001 of $1,185,000 related to NKA and $1,007,000 related to TWC. In addition, during Fiscal Nine Months 2001 the Company sold all of its operating assets in the United Kingdom consisting principally of telephone switching equipment, incurring a loss on the sale of $844,000.


Liquidity and Capital Resources
-------------------------------
     At March 31, 2001, the Company had a working capital deficit of $3,217,000 (including a cash balance of $715,000) as compared to working capital of $12,553,000 (including a cash balance of $14,333,000) at June 30, 2000. The working capital decrease of $15,770,000 is primarily due to the use of cash in operations and capital expenditures during Fiscal Nine Months 2001.

     Adverse market conditions for telecommunications companies during Fiscal Nine Months 2001 have made it difficult for the Company to raise additional financing to meet its future cash requirements. The Company has significantly reduced its future cash expenditures through the divestments of NKA and TWC, and has made major reductions in future Wireless Messaging and corporate overhead expenses. In May 2001, the Company entered into a 60-day bridge loan with a related party for $650,000, which is expected to be sufficient to meet its operating cash requirements at least through the current fiscal year end. The bridge loan is secured by the assets of the Company. The Company is actively pursuing opportunities to secure additional financing that is expected to be sufficient to repay the bridge loan and meet its operating cash requirements through most of the next fiscal year. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

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

     On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, a United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a subsidiary of GlobalFirst. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On April 19, 2001 the Superior Court of Pennsylvania affirmed the decision of the Court of Common Pleas concerning the court's jurisdiction. IDT may appeal this decision to the Pennsylvania Supreme Court within 30 days. The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the International Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.


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

Dated:  May 15, 2001



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