Form 10-K
period 2001-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2001-10-01
CIK 941814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2001            Commission File No. 33-90344

                 Clariti Telecommunications International, Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               23-2498715
-----------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1341 N. DELAWARE AVENUE, SUITE 300
PHILADELPHIA, PENNSYLVANIA                                         19125
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

185 COMMERCE DRIVE, FORT WASHINGTON, PA 19034
-------------------------------------------------------------
(Former name or former address, if changed since last report)

Registrant's telephone number, including area code: (215) 291-1700

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant's common stock, as of September 10, 2001 was approximately $1,651,000 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

The number of shares outstanding of the registrant's common stock, as of September 10, 2001 was 38,529,565.

                      DOCUMENTS INCORPORATED BY REFERENCE

See Item 14, Exhibits and Reports on Form 8-K

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Clariti Telecommunications International, Ltd. is a non-operating U.S. parent company with subsidiaries operating in the U.S. and Italy. In this Form 10-K, the terms "Clariti" and "the Company" are used interchangeably in reference to the parent company and/or any of its subsidiaries. Clariti is an international wireless communications technology company with proprietary technology for digital transmissions of data (including digital voice messages) utilizing radio frequencies transmitted by FM radio stations. Clariti's wireless technology will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless receiver.

     The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Peter Pelullo, the Company's current CEO and President. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In March 1998 the Company changed its name to Clariti Telecommunications International, Ltd. Beginning in 1995, the Company began shifting its focus to development and commercialization of its wireless technology and as a result, no longer has a significant interest in the music and recording business.

Wireless Datacasting
--------------------
     The Company is presently developing wireless applications of its proprietary technology for communications products and services that utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists worldwide for communications products and services that communicate information in an economically feasible manner without the need for intensive capital investment for infrastructure and frequency licenses. The Company has developed a technology that utilizes existing FM radio frequencies to provide a wireless data transmission network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure. The Company has trademarked the name of its technology as ClariCAST(TM).

ClariCAST(TM) Technology

     The ClariCAST(TM) technology utilizes the FM-SCA channels available on FM radio stations throughout the world. FM-SCA (Subsidiary Communication Authorization) channels, also known as FM "subcarrier" channels, are the "sideband" of an FM radio station's broadcasting frequency. Each FM radio station has two FM-SCA channels and an RDS signal. Similar to the SAP (Secondary Audio Programming) channel in television broadcasting, the FM-SCA spectrum is licensed to the FM radio station and can be used for broadcasting alternate information and services.

     The ClariCAST(TM) protocol is an advanced digital wireless communications protocol derived from various technologies, including some of which were previously used in high-end military communication systems. This proprietary protocol is highly robust, employing state-of-the-art digital technologies, coding and interleaving schemes, and error correction algorithms. At its core, the ClariCAST(TM) protocol is a relatively high-speed digital wireless architecture that has been optimized for the transmission of large digital files, like digitized voicemail or graphic files, to low power, small, mobile receivers. The ClariCAST(TM) technology sends digital information over FM-SCA frequencies.

FM-SCA Broadcasting

     Two significant advantages of the ClariCAST(TM) technology are (1) FM-SCA channels do not require new radio frequency spectrum allocation and (2) the transmission infrastructure for FM-SCA already exists in the form of the FM radio station equipment. As a result, the Company's wireless datacasting system will require significantly less investment to establish a network and acquire the necessary hardware than other wireless networks. In addition, the existence of the FM radio station's transmission infrastructure and the simplicity of the ClariCAST(TM) technology will allow for more rapid installation of the system. The Company expects to be able to install a city-wide wireless datacasting system in several days rather than the many months required for paging and cellular systems.

     FM radio stations are typically assigned a frequency bandwidth of 100 kHz. A typical station will use 53 kHz for their commercial (main channel) stereo programming. The remaining 47 kHz, which is almost half of the available FM channel spectrum resource, is not required for broadcasting the main channel programming.

     FM-SCA has been used in the United States for applications such as background music without commercial interruption, reading services for the blind, stock market quotes, sports scores, weather reports, educational services, and religious broadcasts. As a result, the FM-SCA channels in the U.S. may in some instances be limited due to these other uses. However, in most international markets, especially emerging growth nations, there appears to be little or no use of the FM-SCA band. International FM radio stations have been pursuing the use of this FM-SCA bandwidth to generate additional revenues from operations.

ClariCAST(TM) Applications

     The first significant application of the ClariCAST(TM) technology is a wireless voicemail system, which is discussed in further detail below. At its core, however, the ClariCAST(TM) system is a digital wireless data broadcasting technology. The ClariCAST(TM) network has been designed from the outset to support applications beyond wireless voicemail and unified messaging. Clariti is in the process of developing several proof-of-concept application devices, which the Company plans to market and license to original equipment manufacturers and service providers already doing business in the appropriate market segments with existing subscriber bases. These future applications include:

PDA Wireless Modem - Clariti is developing protocol and network application software to support voicemail, email, graphics (maps, etc.), faxes, and data such as contact list and schedule updates to a personal digital assistant ("PDA") such as a Palm(TM) or Handspring(TM) handheld organizer or Windows CE(TM) pocket PC. Clariti is developing a self-contained "clamshell" for the Palm V and Palm OS(TM) application software for soft-button control of this

Palm accessory and information/data display. The ClariCAST(TM) clamshell will be a self-contained, battery-operated unit with wireless voicemail capabilities as well. There are two distinct advantages to this: (1) unlike other Palm accessories, the ClariCAST(TM) wireless modem will not be a drain on the Palm's internal batteries; and (2) the ClariCAST(TM) wireless modem will operate and receive messages and data even when not connected to the Palm.

Intelligent Signage - A trend in advertising, especially outdoor and mobile advertising, is interactive, changeable billboards and signs. Signs that display real-time information such as weather, traffic conditions, lottery numbers, sale prices, etc., would also come under this category. With ClariCAST(TM), Clariti offers an economical way of transmitting information wirelessly to signs or billboards, especially if they are dispersed over a large geographic or remote area, or in a mobile environment (e.g. buses, trucks, taxi cabs). Clariti is developing the necessary tools and software to demonstrate information transmission to a multi-colored electronic sign.

Automobile Data Services - Because the ClariCAST(TM) protocol is optimized for mobile receivers, a natural application is information, messaging, and data services to the automobile. Automobile navigation systems are becoming more and more popular, even to the point of being standard equipment in high-end vehicles. ClariCAST(TM) offers an economical way of periodically updating these systems wirelessly with the latest road, waypoint, address, and phone number changes to their databases. A U.S. federal government initiative is the Intelligent Transportation System, or ITS. Part of this initiative calls for traffic information and alerts to the car. ClariCAST(TM), because of its low-cost of delivery, large geographic coverage, and point-to-multipoint broadcasting (data-casting) capabilities, represents a very practical and viable way to accomplish this. Also, the PC in the automobile (AutoPC) is expected to be commercialized within the next few years. ClariCAST(TM), with its one-way data, information, and messaging flow to the car with voice annunciation will be a safe, practical and economical means of implementing data flow to AutoPCs. Clariti is developing a vehicular ClariCAST(TM) module that will plug into the car and use its radio antenna and vehicular power. It will be capable of receiving the various types of data, messaging, and information as described above and be capable of outputting this data over a USB port. This USB port output gives it the capability of interfaces with built-in AutoPCs, after-market AutoPCs, laptops, and other types of personal communication devices.

Wireless Web Services - Clariti is developing a wireless modem for portable PCs where real-time information can be gathered from the Internet by a ClariCAST(TM) server and broadcast out to the PC at scheduled times.

While the above application device development will demonstrate the broader capabilities of ClariCAST(TM), Clariti also intends to market its wireless data service to a number of very different vertical markets. Other potential future applications include the following:

E-Books, E-newspapers: Information could be updated continuously during the day over Clariti's wireless network

Interactive Toys: Major toy makers like Mattel and Hasbro are creating interactive toys that teach and entertain children. With an embedded

ClariCAST(TM) receiver, these toys could constantly be sent new content, including personalized messages.

Interactive Games: Companies like Sony and Sega could use ClariCAST(TM) to continually distribute, update and keep fresh their most popular computer and video game software.

Microcontroller Software Updating: By adding a ClariCAST(TM) receiving module to their micro-controllers, manufacturers of consumer durables as diverse as automobiles, refrigerators and lawnmowers would have a way of maintaining and updating their products remotely.

The ClariCAST(TM) architecture is uniquely designed to allow Clariti to provide cost-effective solutions for these and other applications. ClariCAST(TM) will allow these future applications to share the same wireless highway covering a given geographic area with no need to develop a new network.

Furthermore, Clariti believes that the ClariCAST(TM) architecture is better suited (more robust, more cost-effective) for these types of applications than any other wireless technology in the market. The future applications examples described above all require the ability to broadcast large data files to multiple devices at the same time ("point-to-multipoint"). Cellular technology is geared for one-to-one ("point-to-point") communication, which requires greater bandwidth usage and higher costs. The ClariCAST(TM) technology is a cost-effective method to broadcast large data files to multiple wireless receivers.

Wireless Voicemail System

     One application of the ClariCAST(TM) technology is a Wireless Voicemail System, which transmits a message to the owner of a handheld voicemail player, known as a Voca(TM), in the actual voice of the person generating the message. The Wireless Voicemail System is designed so that a subscriber must first buy a Voca(TM) and then pay a monthly subscription fee for the wireless voicemail service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the system's central ClariCAST(TM) server or server farm, or the system may forward office voicemail messages. The calling party's message is then digitized, compressed and transmitted by a radio station's FM transmitter to the specific individual or group account of a subscriber's Voca(TM). The ClariCAST(TM) technology transmits messages that coexist with, but do not interfere with an FM radio station's existing commercial broadcast.

Wireless Voicemail System Design

     The Wireless Voicemail System is comprised of 4 major components:
          - FM radio station's transmission facility (utilized by the Company for its wireless infrastructure)
          - ClariCAST(TM) Server
          - SCA Generator
          - Voca(TM) Wireless Voicemail Player

     The FM radio station's transmission facility includes the antenna tower and all the other equipment used by the FM radio station for its main channel programming. This facility is already in place and owned by the FM radio station. The system operator would lease one or both of the SCA channels from the FM radio station. The Voca(TM) must be within receiving distance of the FM radio station's signal in order to receive the message unless a roaming plan is utilized.

     The ClariCAST(TM) server incorporates a full-featured voicemail system. It automatically answers incoming telephone calls with a customized greeting from the subscriber, prompts the caller to leave a message, and records the message in the caller's voice. After the caller has hung up, the voice message is digitally compressed into a compact digital packet and the appropriate Voca(TM) address is added. These packets are then forwarded to the SCA Generator for modulation and mixing with the FM station's main channel programming. This combined signal is then sent through the FM radio station's transmitter.

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

Status of Wireless Voicemail System Development

     During the last fiscal year, the Company implemented a limited scope test launch of its Wireless Voicemail System in Jacksonville, Florida. The test launch consisted of the sale of approximately 50 Vocas(TM) to third party consumers who used the service in their daily lives. The Company has been evaluating and utilizing the information obtained in the limited scope test in the technology development process and discontinued the limited scope test.

     During the second quarter of calendar 2001, the Company was faced with an extremely difficult financial situation. The Company had exhausted most of its cash reserves and had been unable to raise sufficient additional capital to fund continued development of the Wireless Voicemail System. As a result, the Wireless group terminated most of its R&D operations in Boynton Beach, Florida and relocated those efforts to Philadelphia, laid off substantially all of the engineering staff in Florida, and also laid off most of the network engineering, marketing and administrative staff and relocated its group headquarters from Fort Washington, Pennsylvania to Philadelphia.

     The Company plans to improve the performance of the Voca(TM) using one or more third party development firms and launch a commercial Wireless Voicemail System in Milan, Italy under the Company's joint venture with the Pasubio Group, RadioNet Italia, Srl (see "Marketing the Wireless Voicemail System"). New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, market acceptance, and technical problems. There can be no assurance as to when, or whether, the Wireless Voicemail System or other applications of the ClariCAST(TM) technology will be successfully completed. No assurance can be given that products or services can be developed within a reasonable development schedule, if at all, or that they can be produced or provided at a reasonable cost. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

Commercialization of the Wireless Voicemail System

     To commercialize its Wireless Voicemail System, the Company or a licensee of the ClariCAST(TM) technology will be required to secure the use of FM radio subcarrier frequencies in the markets it intends to enter. Based on the experience of its management, the Company does not expect difficulty in accessing such frequencies. The Company has already secured the use of several FM radio subcarrier frequencies in multiple U.S. cities. In addition, RadioNet Italia Srl, the Company's 60%-owned joint venture with the Pasubio Group in Italy, has entered a contract with Centro di Produzione SpA (also known as "Radio Radicale") whose FM radio station network covers approximately 95% of Italy, to use their FM-SCA channels in exchange for a percentage of RadioNet Italia's revenues. However, there can be no assurance that FM radio station owners in other targeted market areas will make their subcarrier frequencies available for use by the Company, which would have a material adverse effect on the Company's business.

Marketing the Wireless Voicemail System

     With its large installed base of voicemail users, plus users of messaging products with voicemail boxes, the U.S. represents a significant business opportunity. However, the opportunities may even be greater in many international markets, especially large emerging markets such as China and Brazil. According to Strategis Group, there are approximately 190 million paging subscribers worldwide, with the vast majority of those outside the U.S., Western Europe, and Japan. In these emerging markets, there appears to be significant pent-up demand for communications capabilities, yet only a small percentage of users can afford cellular phones. The Company believes the Wireless Voicemail System's combination of wireless capabilities, digital voice communications, and affordability, will appeal to a large number of potential users in these markets. In addition, the Company's FM-SCA technology makes it possible to rapidly deploy systems in just about any country with FM radio stations.

     The Company plans to develop partnerships with companies inside and outside the U.S. to help market the wireless information services. The Company expects to seek out partners who are experienced with marketing and distribution of telecommunications products in their respective geographic areas. The Company believes this approach will provide it with the ability to address multiple markets simultaneously.

     The marketing strategy in each location will vary, depending on the local market environment. However, several elements of the strategy are likely to be similar. First, the Company and its local partner(s) expect to position the product and service relative to other popular telecommunications products and services. Since the Company's technology, products and services share common attributes with pagers, voicemail, and cellular phones, it is possible that the Company's wireless information services will be positioned differently in different locations. Second, the Company and its local partner(s) will determine the best mix of customers and distribution. In most locations, the Company anticipates its customers will use a variety of distribution channels, including selling directly to corporate accounts, through retail electronic outlets, or through wireless dealers.

     During Fiscal 2001, the Company entered into a joint venture agreement with the Pasubio Group, an Italian telecommunications holding company controlled by Marco Podini, the Italian entrepreneur. The name of the joint venture is RadioNet Italia Srl and it is owned 60% by Clariti and 40% by Pasubio. The purpose of the joint venture is to market the ClariCAST(TM) technology and related products and services in Italy. RadioNet Italia will operate all of the Company's business interests in Italy. This includes the March 2000 Memorandum of Understanding ("MOU") the Company signed with Albacom SpA, the Italian telecommunications provider for businesses, to explore the potential for integrating Clariti's wireless technology and products into Albacom's services portfolio in Italy and other European countries. In September 2000, the Company also signed a MOU with Broadnet, a European subsidiary of Comcast Corporation that provides Internet, communication and applications services, to explore integrating Clariti's wireless technology into Broadnet's portfolio of services for small and medium sized businesses in Portugal and the Czech Republic. The Company expects to enter discussions with other parties regarding partnership opportunities in other regions. There can be no assurance however that RadioNet Italia will be successful or that the Company will be successful in its efforts to execute the terms of these MOU's, nor can there be any assurance that the Company will be successful in its efforts to enlist strong partners in every market it plans to enter.

Competition

     The Company expects its wireless datacasting products and services to compete with those of numerous well-established companies that design, manufacture or market pagers, cellular phones, wireless communications systems, and paging and cellular services. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Certain of these competitors may also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for pagers, cellular phones, and related products.

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

Production and Manufacturing Plans

     The Company does not presently intend to establish its own manufacturing facilities to produce the Voca(TM), the ClariCAST(TM) Server, or the SCA Generator. Instead, the Company plans to license other companies to manufacture such items. As such, the Company will be dependent upon the ability of licensed manufacturers to manufacture and assemble products in accordance with specifications provided by the Company. If such contractors are unable to meet these specifications or experience delays in delivering products, the Company's business would be adversely affected.

     Periodically, worldwide demand for and production of wireless devices may be greater than manufacturers and component suppliers had anticipated and/or manufacturers may discontinue manufacturing certain components or operations. As a result, there have been shortages of certain types of components used in manufacturing wireless devices, including some of those used in the Voca(TM). If such component suppliers are unable to meet industry demand for certain components and thus experience delays in delivering components or discontinue operations or the manufacturing of certain components, the Company's business would be adversely affected.

     The Company may in the future seek to establish its own manufacturing facilities and/or form joint ventures with manufacturers abroad in order to manufacture and assemble the Company's products. In such event, the Company would need further financing to implement such manufacturing plans. There can be no assurance that financing will be available to the Company at such time, or if available, on terms acceptable to the Company.

Patents and Trade Secrets

     In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July of 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan, and is still pending in three additional countries. In April 2000 the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in March 1999, on the overall design of its Wireless Voicemail Player, the Voca(TM). The Company's current patents expire between 2014 and 2016.

     During the past fiscal year, the Company has filed patent applications in the United States and multiple foreign countries on a number of additional patents. The Company has two pending patent applications for the protection of its proprietary wireless protocol and pending patent applications for a unique interference-reduction technique, an improved message quality estimator, the Voca(TM) antenna shield, and other Voca(TM) performance-enhancing features.

     There can be no assurance as to the ultimate success of the Wireless Voicemail System patent applications in the United States or any foreign country. Furthermore, even if patents are issued to the Company, there can be no assurance that such patents will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Research and Development
------------------------
     The Company's research and development costs relate exclusively to development of its Wireless Voicemail System and ClariCAST(TM) technology. Research and development costs incurred by the Company during the years ended June 30, 2001, 2000 and 1999 were $4,711,000, $4,161,000 and $2,465,000, respectively. The Company has incurred cumulative research and development costs of $12,846,000 on its ClariCAST(TM) technology and Wireless Voicemail System through June 30, 2001. As further described above, the Company has been experiencing a severe cash shortage, which has resulted in a significant reduction of R&D expenditures since the second quarter of calendar 2001. Management expects a significantly reduced level of R&D expenditures for the remainder of Fiscal 2002, even if additional funds are raised by the Company.

     Management believes its ClariCAST(TM) technology has the capability to fill a need that exists worldwide for a wireless telecommunications network that can communicate information in an economically feasible manner without the need for significant investment capital requirements of traditional telecommunication and cellular infrastructure. Utilization of the existing telecommunications infrastructure and that of FM radio towers located around the world has the capability to provide such a network to the vast majority of the world's population. The Company plans to continue research and development into applications of its technology that have the potential to fill such a need.

Employees
---------
     As of June 30, 2001, the Company had a total of 15 employees. All of the Company's employees work on a full time basis and none of the Company's employees belong to a labor union. All of the Company's employees work in the United States.


ITEM 2.     DESCRIPTION OF PROPERTY

     The Company is located at 1341 N. Delaware Avenue, Suite 300, Philadelphia, Pennsylvania 19125, which the Company leases pursuant to a written lease agreement that expires in 2006.


ITEM 3.     LEGAL PROCEEDINGS

     France Telecom SA v. Clariti Telecommunications International, Ltd. This matter was initiated in a complaint filed by Plaintiff, France Telecom SA, on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. Plaintiff's claim relates to a debt Plaintiff claims it is owed by Global First Communications SA, a French subsidiary of Global First Holdings Limited, for long-distance telephone services. Plaintiff claims that Clariti entered into negotiations with Plaintiff to resolve such debt in bad faith. Plaintiff seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). Plaintiff further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with Global First Communications SA. The Company intends to vigorously defend the claims asserted by Plaintiff. Clariti believes (i) that it did not negotiate with Plaintiff in bad faith, (ii) that it did not verbally or in writing make a promise to pay any obligations of Global First Communications SA, and (iii) that Clariti caused no damages to Plaintiff because commercial relations with Global First Communications SA had ceased before Clariti held any negotiations with Plaintiff. A first hearing on this complaint was held on September 13, 2000. Clariti plans to file its defense against France Telecom's claims at a hearing scheduled for October 10, 2001.

     IDT Corporation v. Clariti Carrier Services, Ltd. and Clariti Telecommunications International, Ltd. This matter was initiated by a Complaint filed by Plaintiff, IDT Corporation on November 30, 1999 in the Court of Common Pleas of Philadelphia, PA. Plaintiff seeks payment for long-distance telephone services and claims, in part, that a contract, including all obligations arising thereunder, between the Plaintiff and Global First Communications, Ltd. ("Global First Com") was assigned to the Company. In the alternative, Plaintiff claims that the Company is the "alter ego" of Global First Com and is responsible for the debts of Global First Com. The Plaintiff has alleged damages in an amount of $690,163 plus interest, costs and attorneys fees. The Company advises that it did not receive an assignment of the contract, did not receive such telephone services, and is not the "alter ego" of Global First Com. Preliminary objections were filed by the Company seeking dismissal of the Complaint on a number of grounds including, without limitation, jurisdictional issues. On March 20, 2000, the Court of Common Pleas, Philadelphia County, Pennsylvania ("Court"), sustained the Company's preliminary objections concerning the Court's jurisdiction over this matter. By sustaining this preliminary objection (i.e., stating that it did not have jurisdiction over this matter), it was unnecessary for the Court to decide upon the other preliminary objections. The Court's Order dismissed the Complaint on the basis of jurisdiction, provided that jurisdiction lies in England. If Clariti objects to jurisdiction in England, it is conceivable that the Court may then decide to hear the case subject to its decision on the Company's other preliminary objections. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter.

     Michael P. McAndrews v. Clariti, et al. On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against Clariti and its wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews is claiming damages against both Clariti Wireless as well as against the Company, alleging that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claims that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requests reasonable attorney fees and other costs and fees, together with interest thereon. Clariti Wireless and the Company dispute Mr. McAndrews' allegations and assert that Mr. McAndrews is not entitled to any payments and/or damages under the Employment Agreement. Further, the Company and Clariti Wireless request that it be reimbursed its reasonable attorney fees and other costs and fees, together with such other relief as the Arbitrators may deem just and proper. The Arbitrators held a hearing on June 14 and 15, 2001 regarding matter. On or about September 19, 2001, the parties submitted post-hearing briefs. A decision by the Arbitrators is pending.

     M&T Bank Successor By Merger to Keystone Financial Bank, N.A. v. Clariti Telecommunications International, Ltd. This matter was initiated by a Complaint filed by Plaintiff on June 12, 2001 in the Court of Common Pleas of Montgomery County, Pennsylvania. Plaintiff seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. Plaintiff seeks damages in the amount of $368,000. This case is in the early stages of discovery with no case management scheduled or trial date set.

     As further described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has been experiencing a severe cash shortage. As a result, the Company has been unable to pay its vendors on a timely basis. Some vendors have chosen to use the legal process to attempt to collect their debts, including obtaining judgments against the Company. If the Company is able to raise significant additional funding, the Company expects to attempt to work out settlements with respect to these judgments.

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

Market Information
------------------
     The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. The following table presents data for the years ended June 30, 2001 and 2000. All amounts have been retroactively adjusted to reflect the Reverse Stock Split.

Year Ended June 30, 2001
------------------------                  High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 2000                       $ 5.88          $ 4.31
  December 31, 2000                        $ 4.50          $ 2.88
  March 31, 2001                           $ 5.25          $ 0.94
  June 30, 2001                            $ 1.12          $ 0.15


Year Ended June 30, 2000
------------------------                  High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 1999                       $13.25          $ 9.75
  December 31, 1999                        $12.38          $ 7.75
  March 31, 2000                           $15.25          $ 6.13
  June 30, 2000                            $11.88          $ 5.50

     The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 10, 2001 the closing price for the Company's common stock was $0.08 per share.

Holders
-------
     As of September 10, 2001 the Company had 253 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

Dividends
---------
     To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business. Any future payment of dividends will be determined solely in the discretion of the Company's Board of Directors.

Changes in Securities and Use of Proceeds
-----------------------------------------
     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-Q.

                                                  Number of          Total
    Date                   Name                     Shares       Consideration
-------------   ------------------------------   ------------    -------------
December 2000   Carl A. Saling III                222,223            None(a)

(a) Effective on December 31, 2000, the Company issued 222,223 shares of its common stock to Carl A. Saling III pursuant to the terms of the Company's December 1999 acquisition of Tekbilt World Communications, Inc. Mr. Saling paid no additional consideration to the Company for these shares.

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


ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data relating to the Company and its subsidiaries have been taken or derived from the financial statements and other records of the Company. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company. During Fiscal 2001, the Company divested substantially all of its interests in the Telephony/Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the selected financial data have been restated to conform to discontinued operations treatment for all periods presented. In 1998, the Company changed its fiscal year end from July 31 to June 30. Therefore, Fiscal 1998 consists of the 11 months ended June 30, 1998 and all other fiscal years consist of 12 months.

                            Fiscal     Fiscal      Fiscal     Fiscal   Fiscal
                             2001       2000       1999        1998     1997
                           --------   --------   ---------   -------   -------
                             (dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                    $      -   $      -   $       -   $     -   $   348
                           ========   ========   =========   =======   =======

Gross profit               $      -   $     -    $      -    $     -   $    34
Operating expenses          (15,605)   (16,794)   (  9,374)   (4,223)   (7,411)
Other income (expense)          350        430         396    (   25)       80
                           --------   --------   ---------   -------   -------
Net loss from continuing
 operations                 (15,255)   (16,364)   (  8,978)   (4,248)   (7,297)
Discontinued operations:
 Income (loss) from dis-
  continued operations      ( 6,519)    12,254    (211,434)        -         -
 Gain (loss) on disposal        193    (   762)          -         -         -
                           --------   --------   ---------   -------   -------
Net income (loss)          $(21,581)  $( 4,872)  $(220,412)  $(4,248)  $(7,297)
                           ========   ========   =========   =======   =======

PER SHARE DATA, BASIC AND DILUTED
---------------------------------
Net loss from continuing
 operations                $(  0.43)  $(  0.49)   $(  0.48)  $ (0.81)  $ (1.67)
 Income (loss) from dis-
  continued operations      (  0.18)      0.37     ( 11.38)        -         -
 Gain (loss) on disposal       0.01    (  0.02)          -         -         -
                           --------   --------    --------   -------   -------
Net income (loss)          $(  0.60)   $( 0.14)   $( 11.86)  $ (0.81)  $ (1.67)
                           ========   ========    ========   =======   =======

Cash dividends               None       None        None       None      None
                           ========   =========   ========   =======   =======

                            As of      As of       As of      As of     As of
                           June 30,   June 30,    June 30,   July 31,  July 31,
                             2001       2000       1999        1998     1997
                           --------   ---------   --------   -------   -------
BALANCE SHEET DATA
------------------
Total assets               $  1,298   $ 22,627    $ 19,930   $ 2,240   $ 1,898
Long-term obligations      $      -   $      -    $      -   $     -   $     -
Stockholders' equity
 (deficit)                 $( 1,992)  $ 21,859    $(19,660)  $ 1,580   $ 1,524

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected research and development expenditures and expected trends in operating losses and cash flows, as well as our ability to successfully do any or all of the following:

     - Achieve our goal of launching a commercial wireless voicemail system or other applications in Italy during calendar 2002
     - Lease SCA channels from FM radio stations
     - Develop commercially viable applications for the ClariCAST(TM) technology in addition to the Wireless Voicemail System
     - Develop partnerships with local companies domestically or in foreign markets to help market, sell and distribute the Company's wireless products and services
     - Select partners who will be used to help market, sell and distribute the Company's wireless products and services
     - Develop a marketing strategy of the Company's wireless products and services
     - Make the Company's wireless products and services affordable and appealing to its target markets
     - Address multiple markets simultaneously to market the Company's wireless products and services
     - Develop manufacturing and distribution channels of the Company's wireless products and services
     - Manage the progress and costs of additional research and development of the Company's wireless products and services and the ClariCAST(TM) technology
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Manage the expenditure of earnings and future payment of dividends, if any
     - Reduce future operating losses and negative cash flow
     - Manage our growth and its effects, including the ability to attract additional personnel
     - Obtain financing for operations and expansion
     - Compete effectively in the markets we choose to enter
     - Develop new products and services and enhance current products and services
     - Stimulate demand for the Company's wireless products and services

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks related to our ability to obtain funding, risks relating to our significant capital requirements, risks associated with our operating losses, risks relating to our development and expansion and possible inability to manage growth, risks relating to competition and regulatory developments, as well as the other risks identified below under "Risk Factors" and those referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

We Need to Obtain Financing in Order to Continue Our Operations

     To date, we have funded our operations principally through private equity funding. More recently, we have obtained limited short-term debt financing in order to continue operating, including a $750,000 secured loan from a related party. The $750,000 loan is secured by substantially all of our assets. The due date for repayment of the loan has already passed and the lender has notified us that we are in default of the loan agreement. If we were unable to repay the loan on demand by the lender, the lender could foreclose on the collateral described above. The lender has not yet made demand for immediate payment.

     Due to operating losses, we remain undercapitalized. We have substantially exhausted our cash reserves, we have no credit lines and we have no firm commitments for near-term funding. These matters raise substantial doubt about our ability to continue as a going concern.

     On a prospective basis, we will require both short-term financing for operations and debt repayment and longer-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any sources for additional financing. Our ability to grow will be dependent upon our ability to raise longer-term capital or otherwise finance our plans. We are actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to repay short-term borrowings and meet operating cash requirements through most of the next fiscal year. However, additional financing may not be available to us, or if available, may not be available upon terms and conditions acceptable to us. Inability to raise sufficient funds for operations will have an adverse impact on our business.

The Market Price of Our Stock Has Fallen Precipitously, Making It More Difficult For Us to Obtain Financing

The market price of our common stock has fallen from over $5.00 per share in January 2001 to less than $0.10 per share currently. As a result, our common stock is no longer eligible for listing on the Nasdaq SmallCap Stock Market. In addition, we will have to substantially dilute the stock held by existing shareholders in order to raise sufficient capital to meet our funding requirements, if we can obtain the necessary funding.


We Have a Limited Operating History Upon Which to Base an Evaluation of Our Performance

     We were formed in February 1988 as the successor to a music and recording studio business. In January 1991, we became a publicly held company upon a merger with an inactive public company incorporated in Nevada. In early 1995, we were introduced to the concept of voice paging using FM radio frequencies, which we have now developed into our ClariCAST(TM) wireless messaging technology. As an early stage company in the new and rapidly evolving wireless technology industry, we face numerous risks and uncertainties. In addition, we have had only a limited operating history upon which investors may base an evaluation of our performance.

We Have a History of Losses and Expect that Losses Will Continue in the Future

     Since our inception, we have incurred significant losses from continuing operations of $15,255,000, $16,364,000 and $8,978,000 for Fiscal 2001, Fiscal
2000 and Fiscal 1999, respectively, including $4,711,000, $4,161,000 and $2,465,000, respectively, on research and development of our ClariCAST(TM) technology and the Wireless Voicemail system. In order to achieve profitability in the future, we will need to generate significant revenue. We cannot assure you that we will generate sufficient revenue to achieve profitability. We currently project that we will continue to generate operating losses and negative cash flow from operations at least through Fiscal 2002. We cannot assure you that we will ever achieve, or if achieved, maintain, profitability. If revenue grows more slowly than we anticipate or if research and development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected.

We Are in Competition With Companies That Are Larger, More Established and Better Capitalized Than We Are

     The wireless telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change. We expect that our wireless voicemail products and services will compete with those of numerous well-established companies, including Motorola, AT&T, Sprint PCS and many paging companies, which design, manufacture or market pagers, cellular phones, wireless communications systems and cellular service. Many of our competitors have greater financial, technical, engineering, personnel and marketing resources; longer operating histories; greater name recognition; and larger consumer bases than us. These advantages afford our competitors pricing flexibility.

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

Rapid Technological Change Makes Our Success Unpredictable

     The wireless telecommunications industry is characterized by rapid technological change, new product introduction and evolving industry standards. Our success will depend, in significant part, on our ability to make timely and cost-effective enhancements and additions to our technology and introduce new services that meet consumer demands. We expect new products and services, and enhancements to existing products and services, will be developed and introduced in order to compete with our services. We are in the process of completing the development of technology that will permit us to market and deliver our Wireless Voicemail System. The proliferation of new telecommunications technologies may reduce demand for wireless voice messaging products. There can be no assurance that we will have the financial resources to or will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of our existing services, or our new services or enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance. Delay in the introduction of new services or enhancements, our inability to develop new services or enhancements or the failure of such services or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

Legal Disputes May Affect Our Financial Position and the Price of Our Common
Stock

As further described above under Item 3 "Legal Proceedings," we are involved in several significant legal disputes any one of which, if resolved unfavorably to us, would have a negative effect on our financial position.

Operating Internationally May Expose Us to Additional and Unpredictable Risks

     We have established a joint venture in Italy to market our technology, and we intend to enter other international markets as well. International operations are subject to inherent risks, including:

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

Possible Depressive Effect of Future Sales of Common Stock Subject to Rule 144

     As of September 10, 2001, we had 38,529,565 shares of common stock outstanding. Approximately 87% of our common stock is freely tradable without restriction under the Securities Act of 1933, as amended, subject to the lock-up restrictions on transfer referred to below. The remaining 13% of our common stock was issued by us in private transactions. Such shares are treated as "restricted securities" as defined under the Securities Act. Restricted securities may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (1) one percent (1%) of our issued and outstanding common stock or (2) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of Clariti and who has satisfied a two-year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock.

     As of September 10, 2001, 15,553,584 shares, or 40% of our common stock, were subject to lock-up agreements. The parties to the lock-up agreements are not permitted to sell their shares until the expiration of the lock-up period without our prior consent. Current lock-up agreements have expiration dates in December 2001 and March 2002. The expiration of a particular lock-up period could have a depressive effect on the market price of our common stock.

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

SPECIFIC RISKS ASSOCIATED WITH OUR WIRELESS PRODUCTS AND SERVICES

Consumers May Not Accept our Wireless Voicemail System

     The acceptance of our Wireless Voicemail system is a key element to our success and profitability. As with all new products, there is a risk that consumers may not accept our product. We may not be able to demonstrate the benefits of our product to consumers to sufficiently convince them to purchase our system. The development of new voicemail services is evolving and highly competitive. Other companies may develop products in response to technological changes that make our system noncompetitive, especially if the development, introduction and marketing of our product is delayed.

We May Not Be Able to Complete Development of Our Wireless Voicemail System or Other Wireless Products and Services

     Although we have tested a prototype of our digital Wireless Voicemail System in selected areas, we may not be able to successfully develop a commercially viable production model. During the last fiscal year, we implemented a limited scope test launch of our Wireless Voicemail service in Jacksonville, Florida. The test launch consisted of the sale of approximately 50 Vocas(TM) to third party consumers who used the service in their daily lives. The Company has been evaluating and utilizing the information obtained in the limited scope test in the technology development process. New product development efforts are subject to many inherent risks, including unanticipated delays, expenses, market acceptance, technical problems or difficulties, as well as possible insufficiency of funding to complete development. We cannot be certain when our Wireless Voicemail System will be completed, that our products can be developed within a reasonable development schedule, if at all, or that they can be produced at a reasonable cost.

We Will Be Dependent Upon Other Companies to Manufacture Our Wireless Products and Services

     We plan to license other companies to manufacture our products, including Vocas(TM), SCA generators and related components. We will depend on the ability of other companies to engineer, develop, manufacture and assemble certain components of our system in accordance with our specifications. These companies may be unable to meet our specifications or may experience delays in delivering our products to us.

     Such manufacturers must acquire the component parts of our products from other companies. Periodically, worldwide demand for and production of wireless devices were greater than manufacturers and component suppliers had anticipated. As a result, there have been shortages of certain types of components used in manufacturing wireless devices, including some of those used in our Voca(TM) and SCA generator. If such component suppliers are unable to meet industry demand for certain components and thus experience delays in delivering components and/or manufacturers of components parts may discontinue operations or manufacturing, our business would be adversely affected.

We May Be Dependent Upon Third Parties to Market and Distribute Our Wireless Products and Services

     We intend to enter agreements with third parties to market and distribute our wireless products. The success of our wireless products and services will depend upon our ability to seek out partners who are experienced with marketing and distributing wireless products in their respective geographic areas. We have executed a Memorandum of Understanding with Albacom SpA, the Italian telecommunications provider for businesses, to explore the potential for integrating Clariti's wireless technology and products into Albacom's services portfolio in Italy and other European countries. We will need additional arrangements to distribute our wireless voicemail system. We may not be able to maintain our arrangement with Albacom or enter into additional distribution arrangements. In addition, we have little control over the resources that our partners will devote to marketing our system.

We May Be Dependent Upon Third Parties To Provide FM-SCA Channels in Areas in Which We Intend to Operate Our Wireless Services

     In markets where we intend to distribute and operate our wireless services, we will be required to enter into contractual arrangements with FM radio stations in order to secure the use of FM radio subcarrier frequencies to operate our wireless system. RadioNet Italia, our joint venture with the Pasubio Group in Italy, has entered a contract with Centro di Produzione SpA (also known as "Radio Radicale"), whose FM radio station network covers approximately 95% of Italy, to use their FM-SCA channels in exchange for a percentage of RadioNet Italia's revenues. We will need additional arrangements in other countries to operate our wireless systems. We may not be able to enter into these arrangements or we may not be able to obtain sufficient radio frequency coverage in our target market. In addition, FM radio station owners may develop other uses for their subcarrier frequencies which would limit our ability to enter into these arrangements. If we are unable to enter into arrangements with a significant number of FM radio stations, or to do so on economically advantageous terms, our ability to commercialize our wireless products and services and our profitability, if any, will be limited.

We Have Limited Protection of Proprietary Rights and Technology

     Our intellectual property rights include patents, copyrights, trade secrets, trademarks and exclusive and non-exclusive licenses. We have been granted a U.S. patent dealing with FM Subcarrier Digital Voice Paging. Patents on this invention have also been granted in South Africa and Taiwan and are pending in 10 additional countries. We have also filed for patent protection in the United States and multiple foreign countries on a number of additional inventions. During the past fiscal year, the Company has filed patent applications in the United States and multiple foreign countries on a number of additional patents. The Company has two pending patent applications for the protection of its proprietary wireless protocol and pending patent applications for a unique interference-reduction technique, an improved message quality estimator, the Voca(TM) antenna shield, and other Voca(TM) performance-enhancing features.


     - aspects of our proprietary wireless protocol ClariCast(TM);
     - a unique interference-reduction technique;
     - the overall design of our wireless voicemail player;
     - the Voca(TM) antenna shield; and
     - other Voca(TM) performance-enhancing features.

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

General Operations
------------------
     The current focus of our business is the development and commercialization of ClariCAST(TM), our wireless technology that will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device. Further description of the Wireless Datacasting business and its operations is included above under Item 1, Business.

Results of Operations
---------------------
     During the period from December 1998 to May 2001, several of our former subsidiaries were providers of wire-line telecommunication services through their interests in several businesses with operations in the United States, United Kingdom, Europe and Australia. We previously referred to these operations as our Telephony/Internet Services business segment. We have divested substantially all of our interests in the Telephony/Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, our financial statements have been restated to conform to discontinued operations treatment for all periods presented.

Year Ended June 30, 2001 (Fiscal 2001)
vs. Year Ended June 30, 2000 (Fiscal 2000)
------------------------------------------
     For Fiscal 2001, we incurred a net loss of $21,581,000 ($0.60 per share) on no revenue compared to a net loss of $4,872,000 ($0.14 per share) on no revenue for Fiscal 2000. Excluding discontinued operations, we incurred a net loss of $15,255,000 ($0.43 per share) in Fiscal 2001 compared to a net loss of $16,364,000 ($0.49 per share) for Fiscal 2000. The $1,109,000 reduction in loss from continuing operations was primarily due to lower general and administrative expenses partially offset by higher marketing and research and development expenses.

     General and administrative expenses were $9,471,000 in Fiscal 2001 as compared to $12,146,000 in Fiscal, 2000, a decrease of $2,675,000. This decrease resulted from a $3,919,000 reduction in the fair market value of common stock warrants issued as compensation to various consultants for assisting us in our efforts to raise additional capital to fund our operations. Partially offsetting this decrease were higher staff levels and associated costs for back office operations and systems development incurred in our Wireless headquarters to support the launch of our Wireless Voicemail System in Jacksonville, Florida and in the future, Milan, Italy. By the end of Fiscal 2001, our severe cash shortage forced us to lay off most of our Wireless network engineering, marketing and administrative staff and relocate its group headquarters from Fort Washington, Pennsylvania to Philadelphia.

     Marketing expenses increased from $247,000 in Fiscal 2000 to $1,044,000 in Fiscal 2001 as we expanded our marketing staff and activities for the launch of our Wireless Voicemail service in Jacksonville, Florida and in the future, Milan, Italy. Research and development expenses increased $550,000, from $4,161,000 in Fiscal 2000 to $4,711,000 in Fiscal 2001 primarily due to due to continued acceleration of development work on our Wireless Voicemail System and additional applications of our ClariCAST(TM) technology. Included in the Fiscal 2000 R&D expense amount is $950,000 for the purchase from a third party engineering contractor of all the technology and related designs, schematics and know-how for one of the key components of our ClariCAST(TM) technology. By the end of Fiscal 2001, we reduced both marketing and R&D expenditure rates to minimal levels as a result of our severe cash shortage. See Capital Resources and Liquidity.

     Our results of operations for all fiscal years presented reflect our former business segment, Telephony/Internet Services, as discontinued operations. In Fiscal 2001 when we divested a substantial portion of such businesses, we recognized a loss from discontinued operations of $6,519,000 as compared to income of $12,254,000 from discontinued operations in Fiscal 2000. As of June 30, 1999, we had written off all assets related to certain subsidiaries of the UK Telecommunications Group and had accrued for all of their estimated losses from operations up to October 11, 1999, the date these companies filed for voluntary liquidation. The liquidation proceedings subsequently discharged all of their liabilities, and as a result we recognized a gain of $33,502,000 on the discharge of such indebtedness in Fiscal 2000. Partially offsetting this gain in Fiscal 2000 was a write-off of $10,441,000 of goodwill related to the acquisition of MegaHertz-NKO, Inc. Excluding these unusual items, results of discontinued operations in Fiscal 2000 reflected a loss of $10,807,000 as compared to a loss of $6,519,000 in Fiscal 2001. The $4,288,000 decline in the amount of such operating losses principally results from 12 months of operations in Fiscal 2000 as compared to 10 months or less of operations in Fiscal 2001. In Fiscal 2001, results of disposal of discontinued operations reflected an adjustment to goodwill of $2,909,000 because 245,000 shares of our common stock previously considered issued and outstanding were retired as a result of the divestment of MegaHertz-NKO, Inc. This adjustment was partially offset by losses of $1,054,000 and 1,185,000 on the divestments of certain of our UK operating net assets and a 91% interest in NKA Communications Pty. Ltd., respectively. In Fiscal 2000, we incurred a $762,000 loss on the sale of certain assets of the UK operations remaining after the liquidation proceedings described above.


Year Ended June 30, 2000 (Fiscal 2000)
vs. Year Ended June 30, 1999 (Fiscal 1999)
------------------------------------------
     For Fiscal 2000, we incurred a net loss of $4,872,000 ($0.14 per share) on no revenue compared to a net loss of $220,412,000 ($11.86 per share) on no revenue for Fiscal 1999. Excluding discontinued operations, we incurred a net loss of $16,364,000 ($0.49 per share) in Fiscal 2000 compared to a net loss of $8,978,000 ($0.48 per share) for Fiscal 1999. The $7,386,000 increase in loss from continuing operations was primarily due to higher general and administrative expenses and higher research and development expenses.

     General and administrative expenses increased $5,391,000, from $6,755,000 in Fiscal 1999 to $12,146,000 in Fiscal 2000. This increase resulted from the recognition of $5,509,000 in the fair market value of common stock warrants issued as compensation to various consultants for assisting us in our efforts to raise additional capital to fund our operations. Research and development expenses increased $1,696,000, from $2,465,000 in Fiscal 1999 to $4,161,000 in
Fiscal 2000 due to continued acceleration of development work on our Wireless Voicemail System. Included in the Fiscal 2000 R&D expense amount is $950,000 for the purchase from a third party engineering contractor of all the technology and related designs, schematics and know-how for one of the key components of our ClariCAST(TM) technology.

     Our results of operations for all fiscal years presented reflect our former business segment, Telephony/Internet Services, as discontinued operations. In Fiscal 2000 we recognized income from discontinued operations of $12,254,000 as compared to a loss of $211,434,000 from discontinued operations in Fiscal 1999. The Fiscal 1999 loss resulted from a $152,214,000 write-off of goodwill from the acquisitions of the UK Telecommunications Group companies and $59,220,000 in operating losses incurred by the UK Telecommunications Group. As of June 30, 1999, we had written off all assets related to certain subsidiaries of the UK Telecommunications Group and had accrued for all of their estimated losses from operations up to October 11, 1999, the date these companies filed for voluntary liquidation. The liquidation proceedings subsequently discharged all of their liabilities, and as a result we recognized a gain of $33,502,000 on the discharge of such indebtedness in Fiscal 2000. Partially offsetting this gain in Fiscal 2000 was a write-off of $10,441,000 of goodwill related to the acquisition of MegaHertz-NKO, Inc. Excluding these unusual items, results of discontinued operations in Fiscal 2000 reflected a loss of $10,807,000 from the combined operations of MegaHertz-NKO, Inc. in Fiscal 2000 and NKA Communications Pty. Ltd. and Tekbilt World Communications, Inc. from their respective acquisition dates in October and December 1999. In Fiscal 2000, we also incurred a $762,000 loss on the sale of certain assets of the UK operations remaining after the liquidation proceedings described above.

Liquidity and Capital Resources
-------------------------------
     At June 30, 2001, we had a working capital deficit of $2,954,000 (including a cash balance of $124,000) as compared to working capital of $13,007,000 (including a cash balance of $13,752,000) at June 30, 2000. The working capital decrease of $15,961,000 is primarily due to use of cash in continuing operations, investments made in discontinued operations, $813,000 of short-term borrowings made during Fiscal 2001, and a $1,491,000 million increase in accounts payable caused by our cash shortage.

     We have historically relied principally on equity financing to meet our cash requirements. Adverse market conditions for telecommunications companies during Fiscal 2001 have made it extremely difficult for us to raise additional equity financing. We have substantially exhausted our cash reserves, we have no credit lines, and we have no firm commitments for near-term funding. Substantially all of our assets have been pledged as collateral for a short-term loan, which is in default because we do not have the funds to repay it. These matters raise substantial doubt about our ability to continue as a going concern. We are considering methods to restructure and/or reorganize our obligations.

     In May and June 2001, we obtained limited short-term debt financing in order to continue operating, including a $750,000 secured loan from a related party. The $750,000 loan is secured by substantially all of our assets. The due date for repayment of the loan has already passed and the lender has notified us that we are in default of the loan agreement. If we were unable to repay the loan on demand by the lender, the lender could foreclose on the collateral described above. The lender has not yet made demand for immediate payment.

     A major factor in our recent inability to raise equity funding has been the rapid and precipitous fall in the market price of our common stock, from $5.25 per share in January 2001 to $0.08 per share on September 10, 2001, resulting in a reduction of our market capitalization from $187.7 million to $3.1 million. As a result of this decline, our common stock was moved from being listed on the Nasdaq SmallCap Stock Market to the OTC Bulletin Board effective September 11, 2001. If we are able to obtain additional equity investments sufficient to continue our operations through the next fiscal year end (at least $3 million), the low level of our stock price will cause substantial dilution of the stock held by existing shareholders.

     We have chosen to focus our future efforts on development and commercialization of our patented ClariCAST(TM) wireless datacasting technology. Because our technology is still under development, we expect no revenues or positive operating cash flow in the near term. Future cash expenditure requirements have been significantly reduced through the discontinuance of the Telephony/Internet Services businesses and through major reductions in wireless technology development and corporate overhead expenses.

     We are actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to repay short-term borrowings and meet operating cash requirements through most of the next fiscal year. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to us. Failure to secure additional financing will have a material adverse impact on our business.

     Significant additional funding will be required beyond 2001 to launch the Wireless Voicemail System in Italy and other specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to us.


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

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE(S)
                                                                  ------------

          A.   Independent Auditor's Report                           F-1

          B.   Consolidated Balance Sheets at June 30, 2001 and
                2000                                               F-2 to F-3

          C.   Consolidated Statements of Operations for the
                years ended June 30, 2001, 2000 and 1999              F-4

          D.   Consolidated Statement of Stockholders' Equity
                for the years ended June 30, 2001, 2000 and 1999   F-5 to F-6

          G.   Consolidated Statements of Cash Flows for the
                years ended June 30, 2001, 2000 and 1999           F-7 to F-8

          H.   Notes to Consolidated Financial Statements          F-9 to F-23

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Clariti Telecommunications International, Ltd.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clariti Telecommunications International, Ltd. and subsidiaries as of June 30, 2001 and 2000, and the results of their consolidated operations and cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company is currently developing technology, has not received any revenue from operations and has a working capital deficit. These factors raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    s/ COGEN SKLAR LLP
                                    ------------------
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 14, 2001

PART I. - FINANCIAL STATEMENTS.


         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2001 and 2000
                        (Dollars and Shares in Thousands)


                                                                   June 30
                                                   June 30          2000
                                                     2001         (Note 4)
                                                  ---------       ---------
                      ASSETS

CURRENT ASSETS
  Cash and equivalents                            $     124       $  13,752
  Inventory                                             107               -
  Prepaid expenses and other current assets             105              78
                                                  ---------       ---------
                                                        336          13,830

PROPERTY AND EQUIPMENT, NET                             814             930

INTANGIBLE ASSETS, NET                                  148             222

NET ASSETS OF DISCONTINUED OPERATIONS                     -           7,645
                                                  ---------       ---------

TOTAL ASSETS                                      $   1,298       $  22,627
                                                  =========       =========


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $   1,828       $     337
  Accrued expenses and other current liabilities        637             486
  Short-term borrowings from related party              762               -
  Convertible short-term borrowings                      63               -
                                                  ---------       ---------
                                                      3,290             823
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2001 and 2000
                        (Dollars and Shares in Thousands)


                                                                   June 30
                                                   June 30          2000
                                                     2001         (Note 4)
                                                  ---------       ---------
          STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 35,380 shares at
 June 30, 2001 and 35,836 shares at June 30, 2000        35             36

WARRANTS OUTSTANDING, NET                             9,865          14,062

ADDITIONAL PAID-IN-CAPITAL                          266,626         264,643

ACCUMULATED DEFICIT                                (278,518)       (256,937)
                                                  ---------       ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (  1,992)         21,804
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $   1,298       $  22,627
                                                  =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
           (Dollars and Shares in Thousands, Except Per Share Amounts)

                                                       Fiscal         Fiscal
                                          Fiscal        2000           1999
                                           2001       (Note 4)       (Note 4)
                                        ---------     ---------      ---------
REVENUE                                 $       -     $       -       $      -
COST OF REVENUE                                 -             -              -
                                        ---------     ---------      ---------
GROSS PROFIT                                    -             -              -

Marketing expenses                          1,044           247             10
Research and development expenses           4,711         4,161          2,465
Depreciation and amortization expenses        379           240            144
General and administrative expenses,
 including non-cash consulting fees of
 $1,590, $5,509 and $-0- in Fiscal
 2001, 2000 and 1999, respectively          9,471        12,146          6,755
                                        ---------     ---------      ---------

LOSS FROM OPERATIONS                     ( 15,605)     ( 16,794)      (  9,374)
                                        ---------     ---------      ---------
OTHER INCOME (EXPENSE)
 Interest income                              363           475            441
 Interest expense                        (     13)     (     45)      (     45)
                                        ---------     ---------      ---------
                                              350           430            396
                                        ---------     ---------      ---------

NET LOSS FROM CONTINUING OPERATIONS      ( 15,255)     ( 16,364)      (  8,978)

DISCONTINUED OPERATIONS
 Net income (loss) from operations       (  6,519)       12,254       (211,434)
 Gain (loss) on disposal                      193      (    762)             -
                                        ---------     ---------      ---------
NET LOSS                                $( 21,581)    $(  4,872)     $(220,412)
                                        =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               35,740        33,599         18,580

BASIC AND DILUTED LOSS PER COMMON SHARE
  Net loss from continuing operations   $(   0.43)    $(   0.49)     $(   0.48)
  Discontinued operations:
   Net income (loss) from operations     (   0.18)         0.37       (  11.38)
   Gain (loss) on disposal                   0.01      (   0.02)             -
                                        ---------     ---------      ---------
  Net loss                              $(   0.60)    $(   0.14)     $(  11.86)
                                        =========     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                       (Dollars and Shares in Thousands)


                             COMMON STOCK     COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 1998     5,924     $  6  $  1,843   $  31,384    $( 31,653)
Year ended June 30, 1999:
  Common stock issued for
   cash                     3,492        4         -      25,096            -
  Commission on issuance
   of common stock              -        -         -    (    967)           -
  Common stock issued for:
    Acq. of GlobalFirst    19,143       19         -     117,052            -
    Acq. of MegaHertz-NKO   1,125        1         -      13,299            -
    Security for unconsol-
     idated subsidiaries'
     potential liability
     to Frontier            1,250        1         -      11,249            -
    Commission on sale of
     common stock              52        -         -           -            -
    Expenses and accrued
     liabilities                3        -         -          30            -
  Sale of Telnet                -        -         -      31,050            -
  Warrants issued               -        -       615           -            -
  Warrants exercised           75        -   (   136)        511            -
  Net loss                      -        -         -           -     (220,412)
                           ------     ----  --------   ---------    ---------
BALANCES, JUNE 30, 1999    31,059     $ 31  $  2,322   $ 228,704    $(252,065)
Year ended June 30, 2000:
  Common stock issued for
   cash                     3,914        4         -      36,184            -
  Commission on issuance
   of common stock              -        -         -    (  3,815)           -
  Common stock issued for:
    Settlement of loan
     payable                  125        -         -       1,000            -
    Acquisition of NKA        287        -         -       3,554            -
    Acquisition of TWC        323        1         -       2,907            -
    Settlement of MegaHertz
     -NKO escrow agreement    128        -         -         701            -
  Common stock warrants
   issued, net of unearned
   consulting fees of $483      -        -    11,852    (  6,785)           -
  Warrants expired              -        -   (   112)        112            -
  Capitalization of note
   payable to related party     -        -         -       2,081            -
  Net loss                      -        -         -           -     (  4,872)
                           ------     ----  --------   ---------    ---------
BALANCES, JUNE 30, 2000    35,836     $ 36  $ 14,062   $ 264,643    $(256,937)

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                       (Dollars and Shares in Thousands)


                             COMMON STOCK     COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2000     35,836     $ 36  $ 14,062   $ 264,643   $(256,937)

Year ended June 30, 2001:
  Common stock issued as
   additional consideration
   for acquisition of TWC      222        -         -         743           -
  Common stock returned to
   the Company pursuant to
   terms of TWC acquisition
   agreement               (    85)       -         -    (    766)           -
  Common stock returned to
   the Company as consider-
   ation for sale of NKA   (   277)       -         -    (  1,143)           -
  Common stock returned to
   the Company as consider-
   ation for sale of UK
   operating assets        (    71)       -         -    (     98)           -
  Common stock retired as
   a result of the divest-
   ment of MegaHertz-NKO   (   245)     ( 1)        -    (  2,909)           -
  Common stock warrants
   issued, net of unearned
   consulting fees of $213       -        -     1,377         483            -
  Common stock warrants
   expired                       -        -   ( 5,574)      5,574            -
  Common stock options
   issued at exercise
   prices below market
   value                         -        -         -          99            -
  Net loss                       -        -         -           -    (  21,581)
                            ------     ----  --------   ---------   ----------
BALANCES, JUNE 30, 2001     35,380     $ 35  $  9,865   $ 266,626   $( 278,518)
                            ======     ====  ========   =========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                             (Dollars in Thousands)


                                                         Fiscal        Fiscal
                                             Fiscal       2000          1999
                                              2001      (Note 4)      (Note 4)
                                           ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   $(21,581)   $( 4,872)    $(220,412)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Loss (gain) from discontinued operations    6,326     (11,492)      211,434
   Depreciation and amortization                 379         240           144
   Issuance of common stock warrants for
    general and administrative expenses        1,968       6,502             -
   Other                                         122     (   720)          645
 Change in assets and liabilities which
  increase (decrease) cash:
    Trade accounts receivable                      -           -            24
    Inventory                                (   107)          -             -
    Prepaid expenses and other current
     assets                                  (    27)    (   519)          237
    Accounts payable                           1,491     (   471)          346
    Accrued expenses and other current
     liabilities                                 151     (    27)          296
                                           ---------    ---------    ---------
 Net cash used in operating activities       (11,278)    (11,359)     (  7,286)
                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in discontinued operations       ( 2,967)    ( 9,852)     ( 15,145)
 Cash proceeds from sale of UK
  operating assets                               227           -             -
 Investment in long-lived assets             (   423)    (   656)     (    222)
                                           ---------    ---------    ---------
 Net cash used in investing activities       ( 3,163)    (10,508)     ( 15,367)
                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings             813            -            -
 Sale of common stock for cash                     -       36,188       26,475
 Commission on sale of common stock                -     (  3,815)    (    967)
 Principal payment on note payable                 -            -     (  1,000)
                                           ---------    ---------    ---------
Net cash received from financing
 activities                                      813       32,373       24,508
                                           ---------    ---------    ---------

NET CHANGE IN CASH AND EQUIVALENTS          ( 13,628)      10,506        1,855
CASH AND EQUIVALENTS, BEGINNING OF PERIOD     13,752        3,246        1,391
                                           ---------    ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD        $     124    $  13,752    $   3,246
                                           =========    =========    =========

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                             (Dollars in Thousands)


                                                         Fiscal        Fiscal
                                             Fiscal       2000          1999
                                              2001      (Note 4)      (Note 4)
                                           ---------    ---------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                $       -    $       -    $       -
   Income taxes                            $       -    $       -    $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Issuance of common stock as additional
   consideration for acquisition of TWC    $    743     $      -     $       -
  Common stock returned to the Company
   pursuant to terms of acquisition
   agreement for TWC                       $    766     $      -     $       -
  Common stock returned to the Company as
   consideration for sales of NKA and UK
   net assets                              $   1,241    $      -     $       -
  Common stock retired as a result of
   the divestment of MegaHertz-NKO         $   2,909    $      -     $       -
  Common stock issued as consideration
   for acquisitions of NKA Communications
   and Tekbilt World Communications        $       -    $   6,462    $       -
  Capitalization of note payable to
   related party                           $       -    $   2,000    $       -
  Issuance of common stock in settlement
   of loan payable                         $       -    $   1,000    $       -
  Issuance of common stock warrants for
   unearned consulting fees                $       -    $     483    $       -
  Common stock issued as security for
   Discontinued operations' potential
   liability to Frontier Corp.             $       -    $        -   $  11,250
  Note receivable received as payment for
   the sale of Telnet                      $       -    $        -   $  21,000
  Cancellation of note receivable as
   partial consideration for acquisition
   of Mediatel                             $       -    $        -   $  21,000
  Note payable issued as partial
   consideration for acquisition of
   Mediatel                                $       -    $        -   $   3,000


The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is an international wireless communications technology company with proprietary technology for transmitting data, including digital voice messages, utilizing radio frequencies transmitted by FM radio stations.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's current
CEO and President. In 1995, the Company began shifting its focus to development and commercialization of its wireless technology and no longer has a significant interest in the music and recording studio business.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During Fiscal 2001, the Company discontinued its wire-line telecommunication operations (see Note 4).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company has a fiscal year ending on June 30. In these financial statements, the twelve month periods ended June 30, 2001, 2000 and 1999 are referred to as Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries not deemed to be discontinued operations (see
Note 4). All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
----------------
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and equivalents. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of June 30, 2001 and 2000, approximate their fair value because of their short maturities.

Inventory
---------
Inventory is stated at the lower of cost or market determined on a first-in, first-out basis and consists of component parts for the Voca(TM), the Company's wireless voicemail product currently in the final stages of development.

Property and Equipment
----------------------
Property and equipment are recorded at cost, and are depreciated primarily using the declining balance and straight line methods over estimated useful lives of 3 to 10 years.

Intangible Assets
-----------------
The Company's intangible assets consist principally of capitalized costs related to its patents and technology. The Company has filed patent applications for its wireless messaging technology (trademarked as ClariCAST(TM)) in the United States and numerous foreign countries. The capitalized patent and technology costs are amortized on a straight-line basis over a 5-year period. Amortization recognized was $74,000, $86,000 and $67,000 in Fiscal 2001, 2000 and 1999, respectively. Accumulated amortization was $302,000 and $222,000 at June 30, 2001 and 2000, respectively.

Research and Development Expenses
---------------------------------
Research and development expenditures, which are expensed as incurred, totaled $4,711,000, $4,161,000 and $2,465,000 during Fiscal 2001, Fiscal 2000 and
Fiscal 1999, respectively.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999


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

Comprehensive Income
--------------------
The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. The Company has no components of comprehensive income.

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

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented. Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 10.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------
In August 2001, FASB Statement 142, "Goodwill and Other Intangible Assets" was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. Based on the Company's policy for accounting for intangible assets, management does not anticipate the adoption of this standard will result in any significant impact on earnings or financial position of the Company.


NOTE 3 - MANAGEMENT'S PLANS

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses of $21,581,000, $4,872,000 and $220,412,000 in Fiscal 2001, 2000 and 1999, respectively, or a total of $246,865,000 over the 3-year period. $206,314,000 of such losses were incurred in the Telephony/Internet Services business segment, which was discontinued in Fiscal 2001.

The Company has historically relied on equity and debt financing to meet its cash requirements. However, adverse market conditions for telecommunications companies during Fiscal 2001 have made it extremely difficult for the Company to raise additional financing. The Company has substantially exhausted its cash reserves and has no firm commitments for near-term funding. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is considering methods to restructure and/or reorganize its obligations.

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(TM) wireless messaging technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Future cash expenditure requirements have been significantly reduced through the discontinuance of the Telephony/Internet Services businesses and through major reductions in wireless technology development and corporate overhead expenses.

The Company is actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to repay short-term borrowings and meet operating cash requirements through most of the next fiscal year.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999


NOTE 3 - MANAGEMENT'S PLANS (continued)

There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 4 - DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/ Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. These divestments consist of the following:

     - In October 1999, the Company's wire-line operations in the United Kingdom and Europe (the "UK Telecommunications Group") filed for voluntary liquidation and ceased operation of its businesses. As a result, the Company recorded a write-off of goodwill of $152,214,000 in Fiscal 1999. The liquidation proceedings discharged all liabilities of the UK Telecommunications Group. All losses from operations of the UK Telecommunications Group had been provided for as of June 30, 1999. Therefore, during Fiscal 2000 the Company recognized a gain of $33,502,000 largely attributable to the excess of liabilities discharged over the book value of assets of the UK Telecommunications Group as of the liquidation date. Through such liquidation proceedings, the Company received certain operating assets of the UK Telecommunications Group consisting principally of telephone switching equipment in the United Kingdom. In March 2001, the Company sold such operating assets in the United Kingdom for total consideration valued at $623,000, consisting of $227,000 cash, 71,301 shares of Clariti common stock valued at $98,000 and the assumption by the buyer of net liabilities aggregating $298,000.

     - In January and March of 2001, the Company sold a total of 91% of its interest in NKA Communications Pty Ltd. ("NKA"), an Australian provider of telephony to corporate clients, in exchange for 277,210 shares of Clariti stock valued at approximately $1,143,000. The estimated net realizable value of the remaining 9% of NKA still held by the Company is -0-.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 4 - DISCONTINUED OPERATIONS (continued)

     - The Company acquired MegaHertz-NKO, Inc. ("M-NKO") in May 1999 and Tekbilt World Communications, Inc. ("TWC") in December 1999. Prior to their sale, the combined businesses of TWC and M-NKO operated as an Internet Service Provider and a facilities-based provider of IP and conventional switched telecommunications services in the United States. During Fiscal 2000, the Company terminated most of M-NKO's revenue-generating activities and consolidated those remaining operations into TWC, resulting in a write-off of $10,441,000 of goodwill related to the acquisition of M-NKO. In May 2001, the Company sold all of the common stock of TWC for an unsecured note for $250,000 (the "TWC Note") and in a separate transaction, the Company also sold all of the common stock of M-NKO for an unsecured note for $250,000 (the "M-NKO Note") The TWC Note carries a fixed interest rate of 6% and is payable on May 9, 2003. The M-NKO Note carries a fixed interest rate of 6% and is payable on May 23, 2003. The estimated net realizable value of both notes is -0-.

The operating results from these discontinued operations are as follows (in thousands):
                                        Fiscal        Fiscal        Fiscal
                                         2001          2000          1999
                                      ----------    ----------    ----------
       Revenues                        $ 13,860      $  6,735     $  10,312
       Expenses                         (20,379)      (17,542)     ( 69,532)
       Write-off of goodwill                  -       (10,441)     (152,214)
       Gain on discharge of
        indebtedness                          -        33,502             -
                                       --------      --------     ---------
       Net income (loss) from
        discontinued operations        $( 6,519)     $ 12,254     $(211,434)
                                       ========      ========     =========

Gain (loss) on disposal of discontinued operations consists of the following (in thousands):
                                        Fiscal        Fiscal        Fiscal
                                         2001          2000          1999
                                      ----------    ----------    ----------
       Sale of UK operating assets     $( 1,054)     $(   762)     $      -
       Sale of 91% of NKA               ( 1,185)            -             -
       Sale of TWC and M-NKO              2,432             -             -
                                       --------      --------      --------
       Gain (loss) on disposal of
        discontinued operations        $    193      $(   762)     $      -
                                       ========      ========      ========

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 4 - DISCONTINUED OPERATIONS (continued)

Assets and liabilities of these discontinued operations are as follows (in thousands):
                                        June 30       June 30
                                         2001          2000
                                      ----------    ----------
       Current assets                  $      -      $  2,898
       Property and equipment, net            -         3,142
       Intangible assets, net                 -         5,635
       Current liabilities                    -       ( 3,351)
       Long-term liabilities                  -       (   624)
       Accumulated translation adj.           -       (    55)
                                       --------      --------
       Net assets of discontinued
        operations                     $      -      $  7,645
                                       ========      ========


NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                      June 30
                                        June 30         2000
                                          2001        (Note 4)
                                        -------       -------
     Computer equipment and software    $ 1,110       $   997
     Office equipment and furniture         198           153
     Leasehold improvements                   2            68
                                        -------       -------
     Total cost                           1,310         1,218
     Less accumulated depreciation       (  496)      (   288)
                                        -------       -------
                                        $   814       $   930
                                        =======       =======

Depreciation expense was $305,000, $154,000 and $77,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.


NOTE 6 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 6 - SHORT-TERM BORROWINGS FROM RELATED PARTY (continued)

balance sheet as of June 30, 2001 includes $12,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003. The Company was unable to repay the loan from Ansteed by the July 3, 2001 due date, and is therefore in default of the loan agreement.


NOTE 7 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note is due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock at the option of the lender at a conversion price of $0.075 per share. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. Such warrants expire on June 28, 2002.


NOTE 8 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2001, Fiscal 2000 and Fiscal 1999 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                         Fiscal        Fiscal       Fiscal
                                          2001          2000         1999
                                       ----------    ----------    ---------
     Statutory benefit provision        $(21,078)     $(57,169)     $( 3,480)
     Tax differentials on foreign loss         -            40             -
     Increase in valuation allowance      21,078        57,129         3,480
                                        --------      --------      --------
                                        $      -      $      -      $      -
                                        ========      ========      ========

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 8 - INCOME TAXES (continued)

Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the Company's deferred tax assets (liabilities) are as follows (dollars in thousands):
                                        June 30       June 30
                                          2001          2000
                                       ----------    ----------
     Property and equipment             $(   120)     $(   137)
     Net operating loss carryforwards     90,942        69,881
     Valuation allowance                 (90,822)      (69,744)
                                        --------      --------
                                        $      -      $      -
                                        ========      ========

Clariti Telecommunications International, Ltd. files a consolidated corporate income tax return in the United States and its foreign subsidiaries will be required to file income tax returns in their respective countries.

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

At June 30, 2001 the Company had net operating loss carryforwards of approximately $267,476,000 which if not used will expire primarily during the years 2004 through 2016.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
------
Some of the Company's operations use leased facilities and equipment consisting of administrative offices, office equipment and automobiles. Some of the leases contain provisions for lease renewal, and also require payment of taxes, maintenance, insurance and other occupancy expenses. Due to its severe cash shortage (see Note 3), the Company has been unable to pay some of its lease obligations on a current basis. As a result, the Company is in technical

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

default of certain lease obligations and does not expect that in the normal course of business, these leases will be renewed. Rent expense for operating leases in Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $666,000, $362,000 and $69,000, respectively.

The following is a schedule of future minimum rental payments for all non-cancelable leases that have initial or remaining lease terms in excess of one year at June 30, 2001 (in thousands):

                       Year Ending
                         June 30,
                       -----------
                         2002                  $  552
                         2003                     524
                         2004                     545
                         2005                     516
                         2006                     240
                         After 2006                 -
                                               -------
                         Total                 $2,377
                                               =======

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

Legal Proceedings
-----------------
France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Communications Group, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. A first hearing on this complaint was held

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

on September 13, 2000. Clariti plans to file its defense against France Telecom's claims at a hearing scheduled for October 10, 2001.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, an inactive United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a former subsidiary of the UK Telecommunications Group. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter. The Company believes damages IDT may have suffered, if any, must be recovered through the liquidation proceedings of the UK Telecommunications Group, and that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against Clariti and its wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews is claiming damages against both Clariti Wireless and the Company, alleging that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claims that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requests reasonable attorney fees and other costs and fees, together with interest thereon. Clariti Wireless and the Company dispute Mr. McAndrews' allegations and assert that Mr. McAndrews is not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On or about September 19, 2001, the parties submitted post-hearing briefs. A decision by the Arbitrators is pending.

On June 12, 2001, M&T Bank filed an action against Clariti Telecommunications International, Ltd. in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. M&T Bank seeks damages in the amount of $368,000. This case is in the early stages of discovery with no case management scheduled or trial date set.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

As further described in Note 3, the Company has been experiencing a severe cash shortage. As a result, the Company has been unable to pay its vendors on a timely basis. Some vendors have chosen to use the legal process to attempt to collect their debts, including obtaining judgments against the Company. If the Company is able to raise significant additional funding, the Company expects to attempt to work out settlements with respect to these judgments. All judgments obtained have been included in current liabilities as of June 30, 2001.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock
------------
Effective as of July 3, 2000, the Company implemented a 1 for 4 reverse split of its common stock. All amounts of Clariti common stock presented in these financial statements and notes have been retroactively restated to give effect to this reverse split.

During Fiscal 2001, the Company issued approximately 222,000 shares of Clariti common stock pursuant to its December 1999 agreement to acquire TWC. In addition, approximately 85,000 shares of Clariti common stock were returned to the Company pursuant to the terms of such agreement to acquire TWC. The Company has retired these returned shares. Also during Fiscal 2001, the Company received and retired approximately 348,000 shares of its common stock as consideration for the sale of the Company's UK operating assets and the sale of a 91% interest in NKA. The Company also retired 245,000 shares of its common stock as a result of the sale of M-NKO in May 2001.

During Fiscal 2000 the Company sold approximately 3,914,000 shares of its common stock to several third party investors for proceeds, net of commissions, of $32,373,000. In addition, the Company issued 125,000 shares to an investor in settlement of a loan for $1,000,000 such investor had made to the Company. Also during Fiscal 2000, approximately 611,000 shares of the Company's common stock was issued in connection with the acquisitions of TWC and NKA, and the Company recognized the issuance of approximately 128,000 shares in connection with the May 1999 acquisition of M-NKO.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 10 - STOCKHOLDERS' EQUITY (continued)

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 3-year period ended June 30, 2001:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants outstanding, 6/30/98       403    $5.00 - $14.00        $ 8.44
  Warrants issued                   123    $7.00 - $14.00        $ 8.07
  Warrants exercised             (   75)       $5.00             $ 5.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/99       451    $6.00 - $14.00        $ 9.04
  Warrants issued                 4,348    $6.00 - $20.00        $12.03
  Warrants canceled/expired      (  110)   $8.00 - $20.00        $17.27
----------------------------------------------------------------------------
Warrants outstanding, 6/30/00     4,689    $6.00 - $20.00        $12.03
  Warrants issued                 1,470    $0.25 - $ 5.06        $ 2.37
  Warrants canceled/expired      (3,131)   $8.00 - $20.00        $13.22
----------------------------------------------------------------------------
Warrants outstanding, 6/30/01     3,028    $0.25 - $16.00        $ 6.65
----------------------------------------------------------------------------

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions for Fiscal 2001: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5%. The Black-Scholes model valued the warrants issued during Fiscal 2001, Fiscal 2000 and Fiscal 1999 at $1,590,000, $11,973,000 and $383,000, respectively.

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

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999



NOTE 10 - STOCKHOLDERS' EQUITY (continued)

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100 thousand. The Company has reserved a total of 1,250,000 shares for issuance under the Plan. No options have been granted under this plan through June 30, 1999. The Plan terminates in November 2001, unless terminated earlier by the Board of Directors.

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the 3-year period ended June 30, 2001:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options outstanding, 6/30/98        954    $4.25 - $15.50        $ 9.48
  Options granted                 1,894    $6.00 - $15.50        $10.51
----------------------------------------------------------------------------
Options outstanding, 6/30/99      2,848    $4.25 - $15.50        $10.03
  Options granted                   672    $7.50 - $12.13        $10.74
  Options forfeited              (   52)   $8.75 - $12.13        $10.98
----------------------------------------------------------------------------
Options outstanding, 6/30/00      3,468    $4.25 - $15.50        $10.15
  Options granted                 1,458    $2.88 - $ 8.38        $ 4.57
  Special options granted           414        $0.001            $ 0.001
  Options forfeited              (1,965)   $4.25 - $13.50        $10.28
----------------------------------------------------------------------------
Options outstanding, 6/30/01      3,375    $0.001 -$15.50        $ 6.42
----------------------------------------------------------------------------

On June 21, 2001, the Company granted a total of 414,290 special common stock options to existing employees (the "Special Options"). The Special Options are exercisable at $.001 per share and expire on January 21, 2002. The Special Options were granted as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost was recognized for its stock options issued during Fiscal 2000 and Fiscal 1999. Compensation cost of $99,000, as computed under APB Opinion 25, was recognized in Fiscal 2001 related to the Special Options. Had compensation cost for the Company's

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's results of operations would have been affected as indicated in the schedule of pro forma amounts shown below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions for Fiscal 2001: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5% (in thousands of dollars, except per share amounts).

                                                       Fiscal         Fiscal
                                         Fiscal         2000           1999
                                          2001        (Note 4)       (Note 4)
                                       ----------  -------------  -------------
Net loss from continuing operations:
       As reported                     $( 15,255)    $( 16,364)    $(  8,978)
       Pro forma                       $( 21,404)    $( 23,514)    $( 19,795)

Net loss:
       As reported                     $( 21,581)    $(  4,872)    $(220,412)
       Pro forma                       $( 27,730)    $( 12,022)    $(231,229)

Net loss per share from continuing
 operations:
       As reported                     $(   0.43)    $(   0.49)    $(   0.48)
       Pro forma                       $(   0.60)    $(   0.70)    $(   1.07)

Net loss per share:
       As reported                     $(   0.60)    $(   0.14)    $(  11.86)
       Pro forma                       $(   0.78)    $(   0.36)    $(  12.45)


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor a defined contribution pension plan for their employees in the form of a 401(k) plan. The Company makes no contributions to such plan.

The Company pays most of the cost of medical insurance for its United States employees, the cost of which is not material. The Company provides no post-retirement medical benefits.


NOTE 12 - SEGMENT INFORMATION

The Company has adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has determined that segment information is not required to be presented because the Company's former segment known as Telephony/Internet Services was discontinued during Fiscal 2001 (see Note 4). Substantially all of the Company's assets are located in the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE


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

                                 PART IV


ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (a)
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited. (b)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.5   Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (d)
2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (g)
2.7 Agreement and Plan of Merger for the acquisition of Tekbilt World Communications, Inc. (k)
2.8 Share Exchange Agreement for the Sale of Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.) *
2.9 Agreement for the sale of certain operating assets and liabilities of Clariti Telecommunications Europe Ltd. and Clariti Carrier Services Ltd.
      *
2.10 Stock Sale and Purchase Agreement for sale of Tekbilt World Communications, Inc. (l)
2.11  Stock Sale and Purchase Agreement for sale of MegaHertz-NKO, Inc. *
3.1   Articles of Incorporation (e)
3.1.1 Amendment to Articles of Incorporation (j)
3.2   Bylaws (e)
4.1   Secured Debenture for Borrowing of $750,000 *
10.1  Employment Agreement with James M. Boyd, Jr. (f)
10.4  Employment Agreement with David C. Bryan (f)
10.5  Employment Agreement with Michael P. McAndrews (f)
10.6  Employment Agreement with Ronald R. Grawert (g)
10.7  Employment Agreement with Joseph A. Smith (g)
10.8  Employment Agreement with Daniel P. McDuffie (g)
10.9  Employment Agreement with James M. Boyd, Jr. (j)
16.1  Letter on change in certifying accountant (h)
16.2  Letter on change in certifying accountant (i)
21.1  Principal subsidiaries of the Registrant
         (i) Clariti Wireless Messaging, Inc. (formerly Clariti Digital Paging, Inc.) (100% owned - incorporated in Delaware)
        (ii) RadioNet Italia Srl. (60% owned - incorporated in Italy)
       (iii) RadioNet International, Ltd. (formerly Tarpel Music, Inc.)
             (100% owned - incorporated in Pennsylvania)
23.1  Consent of Independent Auditors *


Incorporated by reference to the following documents previously filed by the
Company:

(a) Form 8-K filed December 23, 1998 (earliest event reported Dec. 8, 1998)
(b) Form 8-K filed February 18, 1999

(c) Form 8-K filed March 26, 1999
(d) Form 8-K filed May 24, 1999
(e) Annual Report on Form 10-KSB for the period ended July 31, 1990
(f) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997
(g) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999
(h) Form 8-K filed December 23, 1998 (earliest event reported Dec. 18, 1998)
(i) Amendment No. 1 to Form 8-K filed on September 23, 1999
(j) Form 10-K filed September 28, 2000
(k) Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30,
    2000
(l) Form 8-K filed May 24, 2001

Reports on Form 8-K

The Company filed the following Form 8-K during the quarter ended June 30, 2001.

(a) The Company filed a Form 8-K on May 24, 2001.  The report disclosed in
    Item 2 that it had taken steps to divest certain cash-consuming operations in its Telephony/Internet Services business.

                             SIGNATURES
                             __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                             By:  s/ Peter S. Pelullo
                                  ------------------------
                                    Peter S. Pelullo
                                    Chief Executive Officer
                                    and President

Dated: September 28, 2001

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
----------------------        --------------------------    ------------------

s/ Peter S. Pelullo           Chief Executive Officer,      September 28, 2001
----------------------        President and Director
  Peter S. Pelullo


s/ Michael H. Jordan          Chairman of the Board         September 28, 2001
----------------------
  Michael H. Jordan


s/ Louis Golm                 Vice Chairman and             September 28, 2001
----------------------        Director
  Louis Golm


s/ John N. D'Anastasio        Director                      September 28, 2001
----------------------
  John N. D'Anastasio


s/ Robert J. Sannelli         Director                      September 28, 2001
---------------------
  Robert J. Sannelli


s/ Abe Carmel                 Director                      September 28, 2001
---------------------
  Abe Carmel

s/ Hans Hinderling            Director                      September 28, 2001
---------------------
  Hans Hinderling
s/ Chester Hunt               Director                      September 28, 2001
---------------------
  Chester Hunt


s/ James M. Boyd, Jr.         Vice President of Finance     September 28, 2001
----------------------        and Chief Accounting
  James M. Boyd, Jr.          Officer

                                 Exhibit 2.8


                          SHARE EXCHANGE AGREEMENT

     This Agreement is made January 3, 2001, by and among Clariti Telecommunications International, Ltd., a Delaware (U.S.) corporation ("Clariti" and, together with the Company Parties [as defined in this preamble below], each a "Party" and together the "Parties"), whose principal place of business is Mellon Bank Center, 1735 Market Street, Suite 1300, Philadelphia, PA 19103; Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.) ACN 065 090 931, an Australian company ("Company"); Corangamite Pty. Limited ACN 057 655 679 ("Corangamite"), as trustee for The Lake Corangamite Trust, an Australian company; Consortium Communications International Pty. Ltd. ACN 005 981 813 as trustee for Shlomo Thaler ("Consortium"); Peter S. Cook ("Cook"); and Yankel Koncepolski ("Koncepolski" and, together with Company, Corangamite, Consortium and Cook, each a "Company Party" and together the "Company Parties"), each of whom has an address for purposes of this Agreement of c/o Clariti Telecommunications, 424 St. Kilda Road, Melbourne, VIC 3004. Eizen Fineburg & McCarthy, LLP ("Escrow Agent"), whose address is 2001 Market Street, Suite 3410, Philadelphia, Pennsylvania ("Escrow Agent's Office"), joins in this Agreement for purposes of Section 1 and 6 of this Agreement.

BACKGROUND

     A. Effective October 12, 1999, Clariti: (i) acquired: (a) 23,000 shares, comprising one hundred percent (100%) of the issued and outstanding shares in the share capital, of Company ("Company Shares"), and (b) the NKA Notes (as defined in the Original Agreement); and (ii) issued 1,500,000 shares of Clariti common stock, par value $.001 ("Clariti Stock") to the Shareholders (as defined and as set forth on Exhibit "A" hereto), and in such quantities set forth on Exhibit "A" hereto, each pursuant to the terms of that certain Share Exchange Agreement entered into on August 10, 1999, the parties to which include the Parties (the "Original Agreement").

     B. Effective July 3, 2000 [when each share of Clariti Stock was converted into and reconstituted as one-fourth of a share of Clariti Stock (the "Reverse Split")], the Shareholders own 375,006 shares of Clariti Stock, of which: (i) Corangamite owns 126,194 shares of Clariti Stock (ii) Consortium owns 100,490 shares of Clariti Stock; (iii) the Shareholders other than Corangamite, Consortium and Escrow Agent collectively own 60,822 shares of Clariti Stock; And (iv) Escrow Agent holds in escrow 87,500 shares of Clariti Stock (the "Escrowed Shares") pursuant to that certain Escrow Agreement made and entered into by and among Clariti, Corangamite and Consortium as of August 31, 1999, and made effective and entered into by Escrow Agent upon the Closing under the Original Agreement effective October 12, 1999 (the "Escrow Agreement").

     C. Pursuant to those certain Employment Agreements made October 12, 1999, between Company and Cook ("the Cook Agreement") and Company and Koncepolski ("the Koncepolski Agreement"), as at the date of this Agreement, each of Cook and Koncepolski believe that they are each entitled to some number of shares of Clariti Stock but each are willing to terminate any such right in consideration for 575 Company Shares and Clariti is willing to transfer to each of them 575 Company Shares in consideration of such termination.

The Parties wish to cause each of the Closings (as defined in Section 1.4).

     NOW THEREFORE, in consideration of the premises and the mutual and several agreements, covenants, representations, warranties and indemnities herein contained, the Parties hereby agree as follows:

     1. EXCHANGE AGREEMENT.

          1.1 First Closing.  Subject to the terms and conditions of this
Agreement:

          (a) Corangamite shall sell, transfer, exchange, convey and assign to Clariti its 126,194 shares of Clariti Stock, free and clear from any and all security interests, liens, claims, pledges, charges, restrictions on sale or other transfer or other encumbrances of any nature whatsoever ("Liens"), which number of shares of Clariti Stock exclude 43,750 Escrowed Shares released to Corangamite under subparagraph (c) of this Section;

          (b) Consortium shall sell, transfer, exchange, convey and assign to Clariti its 100,490 shares of Clariti Stock, free and clear from any and all Liens, which number of shares of Clariti Stock exclude 43,750 Escrowed Shares released to Consortium under subparagraph (c) of this Section, and, if Shlomo Thaler, shall be the legal owner of any shares of Clariti Stock, Consortium shall cause Shlomo Thaler to sell, transfer, exchange, convey and assign to Clariti his shares of Clariti Stock, free and clear from any and all Liens;

          (c) Escrow Agent shall release the Escrowed Shares, free and clear from any and all Liens, to Clariti and the Parties hereby instruct Escrow Agent to take all action necessary to do so;

          (d) Clariti shall sell, transfer, exchange, convey and assign: (i) to Corangamite, 9,172 shares of Company Shares, free and clear from any and all Liens, and (ii) to Shlomo Thaler, 7,785 shares of Company Shares, free and Clear from any and all Liens (and Consortium hereby instructs Clariti to assign and transfer such 7,785 shares of Company Shares directly to Shlomo Thaler);

          (e) Cook shall sell, transfer, exchange, convey and assign to Clariti, free and clear from any and all Liens, and release and terminate, any and all right of Cook to Clariti Stock under the Cook Agreement, in consideration for which Clariti shall sell, transfer, exchange convey and assign to Cook 575 Company Shares, free and clear from any and all Liens; and

          (f) Koncepolski shall sell, transfer, exchange, convey and assign to Clariti, free and clear from any and all Liens, and release and terminate, any and all right of Koncepolski to Clariti Stock under the Koncepolski Agreement, in consideration for which Clariti shall sell, transfer, exchange, convey and assign to Koncepolski 575 Company Shares, free and clear from any and all Liens.

          1.2 First Closing Date. The foregoing transactions (the "First Closing") shall take place, subject to the satisfaction of the conditions thereto set forth in Section 2.1 and the delivery by each Party (and, if Shlomo Thaler shall be the legal owner of any shares of Clariti Stock, Shlomo Thaler) to Escrow Agent at Escrow Agent's Office not later than January 8, 2001, of its respective shares of Clariti Stock and Company Shares and all other items required to be delivered by such Party in connection with the First Closing (the
"First Closing Deliveries").

          1.3 Second Closing.  Subject to the terms and conditions of this
Agreement:

          (a) The Company Parties shall use their reasonable endeavors to cause or permit the Shareholders other than Corangamite, Consortium and Escrow Agent who deliver their Clariti Stock to Escrow Agent in order to sell, transfer, exchange, convey and assign to Clariti (each "Exchanging Other Shareholder" and, collectively, the "Exchanging Other Shareholders") to transfer, to Clariti their Clariti Stock, free and clear from any and all Liens; and

          (b) Clariti shall transfer to each such Exchanging Other Shareholder who delivers all of its Clariti Stock for exchange in accordance with this Agreement that number of Company Shares, free and clear from any and all Liens, contemplated by Exhibits "A" and "B" hereto (Exhibit "B" hereto sets forth the intended sale, transfer, exchange, conveyance, assignment or retention by Clariti of all of the Company Shares).

          1.4 Second Closing Date. The foregoing transactions (the "Second Closing" and, together with the First Closing, the "Closings") shall take place, subject to the satisfaction of the conditions thereto set forth in
Section 2.2 and the delivery by each Party and each Exchanging Other Shareholder to Escrow Agent at Escrow Agent's Office, not later than January 31, 2001, of its respective shares of Clariti Stock and Company Shares and all other items required to be delivered by such Party in connection with the Second Closing (the "Second Closing Deliveries" and, together with the First Closing Deliveries, the "Closing Deliveries").

          1.5 Closing in Escrow. The Parties contemplate that: (a) each Party (and, if Shlomo Thaler shall be the legal owner of any shares of Clariti Stock, Shlomo Thaler) shall timely deliver its respective First Closing Deliveries to Escrow Agent to be held in escrow until the First Closing may occur; and (b) Clariti shall and, the Company Parties shall use their reasonable endeavours to cause each Exchanging Other Shareholder to, timely deliver their respective Second Closing Deliveries to Escrow Agent to be held in escrow until the Second Closing may occur. No First Closing Deliveries shall be regarded as having been delivered to a Party until Escrow Agent has released all First Closing Deliveries, except for any documents for or related to the transfer of shares from Consortium to Shlomo Thaler. No Second Closing Deliveries shall be regarded as having been delivered to a Party or an Exchanging Other Shareholder until Escrow Agent has released all Second Closing Deliveries.

          1.6 Clariti Transfer Agent. Notwithstanding anything herein to the contrary, Escrow Agent may release from escrow (without causing the consummation of either of the Closings) any Clariti Stock to American Stock Transfer & Trust Company ("American") in order to obtain confirmation from American that such Clariti Stock and its accompanying Closing Deliveries are in proper form for the transfer of such Clariti Stock to Clariti.

          1.7 Termination. The Parties may terminate this Agreement by mutual written consent at any time prior to the First Closing. Clariti may terminate this Agreement at any time prior to the First Closing by written notice to the Company Parties if either: (i) at any time prior to the First Closing any of the Company Parties has breached any of its representations, warranties or covenants contained in this Agreement; or (ii) the First Closing shall not have occurred on or before January 31, 2001 for any reason except by reason of a breach of any representation, warranty, or covenant of Clariti contained in this Agreement. The Company Parties, acting jointly and unanimously, may terminate this Agreement at any time prior to the First Closing by written notice to Clariti if either: (i) at any time prior to the First Closing Clariti has breached any of its representations, warranties or covenants contained in this Agreement; or (ii) the First Closing shall not have occurred on or before January 31, 2001 for any reason except by reason of a breach of any representation, warranty, or covenant of any of the Company Parties contained in this Agreement). If any Party terminates this Agreement as permitted in this Section, all right, privileges, duties, liabilities and obligations of the Parties hereunder shall terminate without any liability or obligation [known or unknown, asserted or unasserted, absolute or contingent, accrued or not, liquidated or unliquidated, incurred or consequential and due or to become due ("Liability"), including any liability for any taxes including all stamp duty taxes payable under the Victorian Stamps Act (1958), as amended or superceded, or other applicable Law of the Commonwealth of Australia with respect to either of the Closings ("Stamp Taxes")], except for any Party's Liability caused by or attributable to any breach of its representations, warranties or covenants herein.

     2. CLOSING CONDITIONS.

          2.1 First Closing Conditions. The obligation of Clariti to consummate the First Closing is subject to satisfaction of each of the following conditions:

          (a) All First Closing Deliveries have been timely delivered to Escrow Agent, all in form reasonably satisfactory to Escrow Agent;

          (b) Each of the Company Parties shall have performed and complied with all of their covenants, agreements and obligations hereunder through the First Closing and all of their respective representations and warranties shall be true, correct and complete as of the First Closing;

          (c) Corangamite and Consortium (and if Shlomo Thaler shall be the legal owner of any shares of Clariti Stock shall have executed (including notarization) and Consortium shall have procured that Shlomo Thaler shall have executed (including notarization)) and delivered an Exchange Certificate and Agreement in the form of Exhibit "C" hereto and each of the Closing Deliveries as defined therein, including, as to each of its shares of Clariti Stock, the original of: (i) the share certificate evidencing the Clariti Stock, duly executed (including notarization), or accompanied by a stock power or similar form duly executed (including notarization), for transfer to Clariti in registrable form and otherwise in form reasonably satisfactory to Clariti and American; (ii) any power of attorney or other authority under which such share certificate, stock power or similar form is executed (including notarization); and (iv) any other reasonable documentation that Clariti or American may require in connection with the Closings including, if Shlomo Thaler shall be the legal owner of any of the Clariti Stock, letters of representation and instruction from each of Consortium and Shlomo Thaler stating that the transfer of Clariti Stock from Consortium to Shlomo Thaler is for no consideration and is approved by each of them duly executed (including notarization);

          (d) Each of Cook and Koncepolski shall have executed (including notarization) and delivered an Exchange Certificate and Agreement in the form of Exhibit "C" hereto and each of the Closing Deliveries as defined therein, and any other reasonable documentation that Clariti or American may require in connection with the Closings;

          (e) Company shall have executed and delivered an Investor Rights Agreement in the form of Exhibit "D" hereto;

          (f) Clariti, Corangamite and Shlomo Thaler shall have executed and delivered the Majority Shareholders Agreement in the form of Exhibit "E" hereto;

          (g) The Parties and the Escrow Agent shall have executed and delivered the Release and Termination Deed in the form of Exhibit "F" hereto;

          (h) The board of directors of Company shall have caused or permitted each individual other than Cook and Koncepolski to resign as a director and officer of Company effective not later than the First Closing;

          (i) The respective boards of directors of Clariti and Company shall have authorized this Agreement, the Closings and all transactions contemplated in connection with either and resolved that the transfers of the Company Shares (subject only to the payment of Stamp Taxes) be approved and registered;

          (j) No action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any jurisdiction wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would, and no such injunction, judgment, order, decree, ruling, or charge shall be in effect to: (i) prohibit consummation of any of the transactions contemplated by this Agreement, or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation;

          (k) Each of the Company Parties shall have obtained any consent to the transactions contemplated hereunder required to be obtained from the Foreign Investment Policy Division of the Treasurer of the Commonwealth of Australia under the Foreign Acquisitions and Takeovers Act 1975 (Cth); and

          (l) Each of the Company Parties shall have given any notice required to be given by them to any and all third parties in connection with the transactions contemplated by this Agreement.

          2.2 Second Closing Conditions. The obligation of Clariti to consummate the Second Closing is subject to satisfaction of each of the following conditions:

          (a) The timely delivery to Escrow Agent of more than 40,547 of the 60,822 shares of Clariti Stock held by the Exchanging Other Shareholders and all other items required to be delivered by a Party and the Exchanging Other Shareholders in connection with the Second Closing (the "Second Closing Deliveries") all in form reasonably satisfactory to Escrow Agent;

          (b) The Company Parties shall use their reasonable endeavours to have caused or permitted the Exchanging Other Shareholders to have, in the aggregate, timely delivered to Escrow Agent more than 40,547 of their 60,822 shares of Clariti Stock;

          (c) Each of the Company Parties shall have performed and complied with all of its respective covenants, agreements and obligations hereunder through the Second Closing;

          (d) Each Exchanging Other Shareholder shall have executed (including notarization) and delivered an Exchange Certificate and Agreement in the form of Exhibit "C" hereto and each of the Closing Deliveries as defined therein, including, as to each of its shares of Clariti Stock, the original of: (i) the share certificate evidencing the Clariti Stock, duly executed (including notarization), or accompanied by a stock power or similar form duly executed (including notarization), for transfer to Clariti in registrable form and otherwise in form reasonably satisfactory to Clariti and American; (ii) any power of attorney or other authority under which such share certificate, stock power or similar form is executed (including notarization); and (iii) any other reasonable documentation that Clariti or American may require in connection with the Closing;

          (e) No action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any jurisdiction wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would, and no such injunction, judgment, order, decree, ruling, or charge shall be in effect to: (i) prohibit consummation of the Second Closing, or (ii) cause the Second Closing to be rescinded following its consummation;

          (f) Each of the Company Parties shall have obtained any consent to the Second Closing contemplated hereunder required to be obtained from the Foreign Investment Policy Division of the Treasurer of the Commonwealth of Australia under the Foreign Acquisitions and Takeovers Act 1975 (Cth); and

          (g) Each Exchanging Other Shareholders shall have given any notice required to be given by it to any and all third parties in connection with the Second Closing.

          2.3 Completion of the Closing. The Parties expressly acknowledge and agree that (a) the completion of the First Closing will not be conditional on the completion of the Second Closing; and (b) provided that the Company Parties have fulfilled their obligations under this Agreement, the Company Parties shall not be liable for any failure by any or all Exchanging Other Shareholders to deliver to the Escrow Agent any Second Closing Deliveries.

     3. REPRESENTATIONS, WARRANTIES AND INDEMNIFICATION.

          3.1 Company Parties Authorization. Each of the Company Parties represents and warrants to Clariti that: (a) each of them: (i) has the legal capacity, power and authority to execute and deliver this Agreement and its Closing Deliveries and to perform its obligations under this Agreement and its Closing Deliveries; (ii) has taken all action necessary to authorize its execution and delivery of and the performance of its obligations under this Agreement and its Closing Deliveries; and (iii) is not bound or prohibited by any agreement or any applicable laws, rules, regulations, codes, injunctions, judgments, decrees, rulings, interpretations, constitution, ordinance, common law, treaty, regulations, or orders, of any federal, state, local, municipal and foreign, international, or multinational governments or administration and all related agencies ("Law") from delivering its Clariti Stock to Clariti hereunder, executing and delivering this Agreement and its Closing Deliveries and completing the Closings and performing its obligations under this Agreement and its Closing Deliveries; (b) its obligations under this Agreement and its Closing Deliveries are valid, binding and enforceable against it in accordance with its terms; (c) on the date hereof, upon the First Closing and upon the Second Closing, that 23,000 Company Shares comprise one hundred percent (100%) of the issued and outstanding shares of Company's share capital; and (d) all Clariti Stock delivered hereunder to Clariti shall be free and clear from any and all Liens.

          3.2 Company Parties Stamp Taxes and Brokerage Fees. Each of the Company Parties represents, warrants and covenants to Clariti that: (a) they shall cause the payment of all Stamp Taxes with respect to this Agreement or the Company Shares in accordance with Section 7.1; (b) no person has any Liability to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which any person could become liable or obligated by reason of any act or omission of any person (other than Clariti).

          3.3 Status of Company Parties.

Each of Cook and Koncepolski represent and warrant to Clariti that each of them is an executive officer of the Company for the purposes of subsection 708(12)(a) of the Corporations Law of Australia.

Corangamite represents and warrants to Clariti that it is controlled by Cook for the purposes of subsection 708(12)(b) of the Corporations Law of Australia.

Consortium represents and warrants to Clariti that it is controlled by Koncepolski for the purposes of subsection 708(12)(b) of the Corporations Law of Australia.

Consortium represents and warrants that: (a) since October 12, 1999, it has held its Clariti Stock as bare trustee on trust for Shlomo Thaler; (b) Shlomo Thaler has requested that following Consortium transferring its Clariti Stock to Clariti in accordance with Section 1.1(b), such bare trust be vested and all Company Shares to which Consortium would otherwise be entitled hereunder be Transferred directly to Shlomo Thaler; (iii) Consortium has the legal capacity, power and authority to assign and transfer such 7,785 shares of Company Shares to which it would otherwise be entitled directly to Shlomo Thaler in accordance with Section 1.1(d); and (iv) if Shlomo Thaler, shall be the legal owner of any shares of Clariti Stock, Shlomo Thaler: (i) has the legal capacity, power and authority to execute and deliver his Closing Deliveries and to perform his obligations under and in connection with his Closing Deliveries; (ii) has taken all action necessary to authorize his execution and delivery of and the performance of his obligations under and in connection with his Closing Deliveries; and (iii) is not bound or prohibited by any agreement or any applicable Law from delivering his Clariti Stock to Clariti as contemplated herein.

          3.4 Clariti Authorization and Brokerage Fees. Clariti represents, warrants and covenants to each of the Company Partie and to Shlomo Thaler and each Exchanging Other Shareholder as intended third party beneficiaries of the following representations and warranties, that: (a) Clariti: (i) has the legal capacity, power and authority to execute and deliver this Agreement and its Closing Deliveries and to perform its obligations under this Agreement and its Closing Deliveries; (ii) has taken all action necessary to authorize its execution and delivery of and the performance of its obligations under this Agreement and its Closing Deliveries; and (iii) is not bound or prohibited by any agreement or applicable Law from delivering its Company Shares to any of Corangamite, Consortium or Shlomo Thaler or any Exchanging Other Shareholder hereunder, executing and delivering this Agreement and its Closing Deliveries and completing the Closings and performing its obligations under this Agreement and its Closing Deliveries; (b) Clariti's obligations under this Agreement and its Closing Deliveries are valid, binding and enforceable against it in accordance with its terms; (c) immediately prior to the First Closing, Clariti is the holder and beneficial owner of the Company Shares free and clear of any and all Liens; (d) all Company Shares delivered hereunder shall be free and clear from any and all Liens; (e) as to each share of the Company Shares, Clariti shall deliver to Escrow Agent: (i) a duly-executed stock power or similar form reasonably satisfactory to Company authorizing the transfer of the Company Shares to be transferred hereunder as of the First Closing; and (ii) a duly-executed stock power or similar form reasonably satisfactory to Company authorizing the transfer of the Company Shares to be transferred hereunder as of the Second Closing; and (f) no person has any Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which any person could become liable or obligated by reason of any act or omission of Clariti.

          3.5 Mutual Indemnification.

               3.5.1 Each of the Company Parties, jointly and severally, shall indemnify, defend and hold harmless Clariti from and against and all Liability, damages, claims, losses, costs and expenses (including attorney's fees, costs and expenses) that Clariti may incur as a result of the falsity of any representation or warranty made by any of the Company Parties herein or in any agreement, document, instrument or certificate delivered or filed hereunder or to any third party in connection herewith or the breach or failure of performance of any agreement or covenant of any of the Company Parties herein or in any agreement, document, instrument or certificate delivered or filed hereunder.

               3.5.2 Consortium shall indemnify, defend and hold harmless Clariti from and against and all Liability, damages, claims, losses, costs and expenses (including attorney's fees, costs and expenses) that Clariti may incur as a result of the falsity of any representation or warranty made by Shlomo Thaler in any agreement, document, instrument or certificate delivered or filed in connection herewith or to any third party in connection herewith or the breach or failure of performance of any agreement or covenant of Shlomo Thaler in any agreement, document, instrument or certificate delivered or filed in connection herewith.

               3.5.3 Clariti shall indemnify, defend and hold harmless each of the Company Parties from and against and all Liability, damages, claims, losses, costs and expenses (including attorney's fees, costs and expenses) that any of the Company Parties may incur as a result of the falsity of any representation or warranty made by Clariti herein or in any agreement, document, instrument or certificate delivered or filed hereunder or to any third party in connection herewith or the breach or failure of performance of any agreement or covenant of Clariti herein or in any agreement, document, instrument or certificate delivered or filed hereunder.

          3.6 Release. From and after the First Closing, Clariti hereby releases and forever discharges Company, Corangamite, Consortium, Cook and Koncepolski, of and from all actions and causes of action, agreements, judgments, claims, demands and damages whatsoever, at law or in equity, of whatever kind or nature, which, against Company, Corangamite, Consortium, Cook or Koncepolski, Clarit now has or ever had for or by reason of any cause, matter or thing whatsoever, from the beginning of time to the completion of the First Closing, except for any arising under Section 5 and Section 9.3 as it relates to such Section 5, each of the Original Agreement; or (b) any arising from any gross negligence or willful misconduct by any of Company, Corangamite, Consortium, Cook and Koncepolski.

     4. COVENANTS.  The Parties covenant and agree as follows:

          4.1 Increase of Indebtedness . Upon execution of this Agreement, Clariti shall lend to Company the sum of Thirty Thousand Five Hundred and Eighty Six United States Dollars ($USD 30,586), which sum shall be included within the indebtedness evidenced by the promissory note made October 25, 1999 under which Company is the maker and Clariti is the lender with an original maximum principal balance of One Million United States Dollars ($USD 1,000,000) (the "Note"), which evidences a revolving line of credit from Clariti to Company.

          4.2 Termination of Prior Agreements. Effective the First Closing the Parties shall cancel the Note and the Convertible Notes (as defined on Exhibit "G" hereto) and terminate the security agreement made October 25, 1999, pursuant to which the Note is secured (the "Security Agreement") in accordance with the terms and conditions of the Release and Termination Deed.

          4.3 Company Name Change. Upon the earliest to occur of: (a) January 8, 2002; (b) the date on which Clariti or any entity of which Clariti owns or controls more than twenty five percent (25%) of the equity or voting interests [but expressly excluding Company in any event] (each a "Clariti Affiliate") shall commence business operations anywhere within the Commonwealth of Australia; or (c) such date prior to the date determined under the foregoing
(a) or (b) as may be required by applicable Law (the earliest date to occur of the foregoing (a), (b) and (c) shall hereinafter be referred to as the "Name Date"), the Company Parties shall pass a special resolution to, and Company shall cause to be filed, all public filings necessary to, change its name, business names, trademarks, service marks, logo and any other tangible reference to Company so that none of the foregoing items shall mean or refer to any of Clariti or any Clariti Affiliate and within five (5) business days thereafter provide a copy or other evidence thereof to Escrow Agent.

          4.4 Use of Clariti Intellectual Property. From and after the First Closing, none of the Company Parties shall, directly or indirectly, own, license, use or infringe upon any name, trademark, service mark, logo, patent, copyright or Clariti Confidential Information (as defined in Section 5.1) owned or licensed by Clariti or any Clariti Affiliate (as defined in Section 4.3) (collectively, "Clariti Intellectual Property"), or cause or permit any other person to own, license or use, or infringe upon any Clariti Intellectual Property, except that, notwithstanding the foregoing, until the Name Date, Company may use the Clariti name, trademarks, service marks and logo in the ordinary course of Company's business.

          4.5 Annual Return. No later than January 31, 2001, or such earlier date as may be required by applicable Law, Company shall cause to be filed its Australian Securities and Investment Commission Form 316 Annual Return of a Company and any related filing, amendment or supplement thereto (collectively, "Annual Return") that amends or restates any information, such as Company's name, shareholders, directors, officers or principal place of business, that must or may be disclosed (including by reason of the Closings) and that is not disclosed in the most recent prior Annual Return and within five (5) business days thereafter provide a copy or other evidence thereof to Escrow Agent.

          4.6 Registration of Company Shares. After each of the Closings, the Company Parties shall cause Company's board of directors to resolve that each respective transfer of Company Shares (subject only to the payment of Stamp Taxes) be approved and registered. After each of the Closings and until all Company Shares transferred in connection therewith are registered in the name of each respective transferee thereof, Clariti shall execute and deliver any necessary consent or resolution of Company (as Company's sole shareholder) or Clariti (also as Company's sole shareholder or transferor of Company Shares) required by law to effect the Closings.

          4.7 Future Assurances. At any reasonable time and from time to time after the First Closing, at the reasonable request of a Party and without further consideration, a Party will execute and deliver such other instruments of sale, transfer, exchange, conveyance, assignment and confirmation and take such action as a Party may reasonably request in order to fully effectuate the transactions contemplated hereunder

     5. RESTRICTIVE COVENANTS.

          5.1 No Company Party from and after the date hereof without limitation in any jurisdiction world-wide shall in any manner directly or indirectly: (a) engage in any business or own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be employed by, or connected in any manner with, any person that competes with any entity or business activity or any business product that owns, uses, manufactures, licenses, sells or relies on any wireless voicemail technology or any FM-subcarrier spectrum (the "Wireless Business"); (b) whether as an employee, consultant, owner, agent or in any other capacity or manner whatsoever, for its own account or for the benefit of any other person: (i) solicit, aid in the solicitation, or service in any way any customer of Clariti or any Clariti Affiliate for the purpose of providing Wireless Business services or entering into a business relationship with such person (which business relationship competes with the Wireless Business); (ii) attempt to persuade any such person to discontinue its relationship with Clariti or any Clariti Affiliate; (iii) solicit, employ, retain or otherwise participate in the employment or retention of, in any capacity, any employee or consultant of Clariti or any Clariti Affiliate; (iv) disclose any Clariti Confidential Information (as defined below) except pursuant to a valid court order disclosed to Clariti at a time providing Clariti with a reasonable opportunity to obtain a protective court order against such disclosure or as otherwise required by law. For purposes of the foregoing, the term "Clariti Confidential Information" shall mean and include any trade secrets or information treated as confidential by Clariti or any Clariti Affiliate and not disclosed to the public by any person other than a Company Party (including, with respect to Clariti or any Clariti Affiliate, any business or financial information, business methods, business policies, procedures, techniques, "know-how," research, development projects, designs, computer hardware or software, other knowledge or processes of or developed by or for their benefit, any name, address or information of or related to any past, present or prospective customer or client, or any other materials or information treated as proprietary or confidential by Clariti or any Clariti Affiliate) made known to any Company Party or learned or acquired by any Company Party while any was employed by or an owner of any stock in Clariti or any Clariti Affiliate.

          5.2 In the event that the covenants contained in this Section 5 should be held by any court or other constituted legal authority to be void or otherwise unenforceable in any particular jurisdiction or with respect to any particular activity, then this Section 5 shall be considered amended and modified so as to eliminate or modify that particular jurisdiction or activity as to which such covenants are so held to be void or otherwise unenforceable, and, as to all other jurisdictions and activities covered hereby, the terms and provisions hereof shall remain in full force and effect.

          5.3 Each Company Party acknowledges that the restrictions contained in this Section 5, in view of the nature of the businesses in which Clariti or any Clariti Affiliate are engaged, are reasonable and necessary in order to protect the legitimate interests of Clariti or any Clariti Affiliate, and that any violation thereof would result in irreparable injuries to Clariti or any Clariti Affiliate. Each Company Party therefore acknowledges that in the event of a violation of any of these restrictions by any Company Party, Clariti or any Clariti Affiliate shall be entitled to obtain from any court of competent jurisdiction, including but not limited to the United States District Court for the Eastern District of Pennsylvania or the Court of Common Pleas of Philadelphia County, Pennsylvania, temporary, preliminary and permanent injunctive relief as well as damages and an equitable accounting of all earnings, profits and other benefits arising from such violation, which rights shall be cumulative and in addition to any other rights or remedies (including reimbursement of attorneys' fees, costs and expenses pursuant to Section 7.7) to which Clariti or any Clariti Affiliate may be entitled.

     6. ESCROW AGENT.

          6.1 Appointment; Release. The Parties hereby designate and appoint and Consortium shall cause Shlomo Thaler to designate and appoint Escrow Agent as the escrow agent hereunder and Escrow Agent agrees to act in such capacity on the terms and conditions set forth in this Agreement.

          6.2 Limitation of Duties. Escrow Agent shall have no duties or responsibilities except those expressly set forth herein and Escrow Agent shall have no duty to review or interpret this Agreement on behalf of any person.

          6.3 Conflicts of Duty. If Escrow Agent shall be uncertain as to its duties or rights hereunder or shall receive conflicting instructions from any Party, Shlomo Thaler or any Exchanging Other Shareholder, Escrow Agent may refrain from taking any action until it shall be directed otherwise in writing by such person or by final and nonappealable order of a court of competent jurisdiction. Escrow Agent shall be protected in acting upon any notice, request, waiver, consent, receipt or other document believed by Escrow Agent to be signed by the proper person.

          6.4 Limitation of Liability. Escrow Agent shall not be liable for any error or judgment or for any act done or step taken or omitted by it in good faith or for any mistake of fact or Law, or for anything that it may do or refrain from doing in connection herewith, except for its own gross negligence or willful misconduct, and Escrow Agent shall have no duties to anyone except the Parties. The Parties acknowledge that Escrow Agent is Clariti's legal counsel and agree and consent that Escrow Agent may represent Clariti in any dispute between any Parties, including any dispute arising out of, relating to or involving this Agreement. Escrow Agent may consult legal counsel of its choosing (including Eizen Fineburg & McCarthy, LLP) in the event of any dispute or question as to the construction of this Agreement or Escrow Agent's duties hereunder, and Escrow Agent shall incur no Liability and shall be fully protected with respect to any action taken or omitted in good faith in accordance with the opinion and instructions of counsel.

          6.6 Impleader; Interpleader. If conflicting claims or demands are made by any person in connection herewith, Escrow Agent may refuse to comply therewith, and in so doing Escrow Agent shall not be or become liable to any person for any such failure or refusal to comply an Escrow Agent shall be entitled to continue such failure or refusal until all conflicts are resolved to Escrow Agent's satisfaction and Escrow Agent notified thereof in writing. Escrow Agent in its discretion may file a suit to implead or in interpleader for any purpose and may deposit with the court all documents and property held hereunder, in which event the Parties, jointly and severally, shall pay all reasonable out-of-pocket costs and expenses incurred by Escrow Agent in such action, including attorney's fees. Escrow Agent (and any successor) may at any time resign as such by delivering all documents and property held hereunder to any court of competent jurisdiction; whereupon Escrow Agent shall be discharged of and from any and all further obligations arising in connection herewith.
The Parties, jointly and severally, shall indemnify, defend and hold harmless Escrow Agent for, from and against all Liability, damages, claims, losses, costs and expenses (including attorney's fees, costs and expenses) that Escrow Agent may incur hereunder or in connection herewith or as a result of any dispute, arbitration or litigation arising from the performance of its duties hereunder, except any resulting from Escrow Agent's own gross negligence or willful misconduct in connection herewith.

          6.7 Termination of Escrow.   At any time after January 31, 2001, if
the First Closing shall not have occurred, any Party may instruct Escrow Agent by written notice, or, except if the nonoccurrence of the First Closing shall have been caused by Escrow Agent's gross negligence or willful misconduct, Escrow Agent with or without written notice to the other Parties may elect, to return to each Party who delivered any First Closing Deliveries to Escrow Agent such Party's respective First Closing Deliveries, and in any such event, the Parties shall be deemed to have released Escrow Agent from all duties, liabilities and obligations under this Agreement and any and all actions, claims, demands, agreements, Liabilities, damages, costs and expenses of any kind whatsoever which any of them, ever had, now have, or shall or may have against Escrow Agent from the beginning of time forever. At any time after March 31, 2001, if the Second Closing shall not have occurred, any Party may instruct Escrow Agent by written notice, or, except if the nonoccurrence of the Second Closing shall have been caused by Escrow Agent's gross negligence or willful misconduct, Escrow Agent with or without written notice to the other Parties may elect, to return to each Party or Exchanging Other Shareholder who delivered any Second Closing Deliveries to Escrow Agent such Party's or Exchanging Other Shareholder's respective Second Closing Deliveries, and in any such event, the Parties shall be deemed to have released Escrow Agent from all duties, liabilities and obligations under this Agreement and any and all actions, claims, demands, agreements, Liabilities, damages, costs and expenses of any kind whatsoever which any of them, ever had, now have, or shall or may have against Escrow Agent from the beginning of time forever.

          6.8 Termination of Escrow Agreement. Following completion of the First Closing, the Escrow Agreement shall be deemed terminated in accordance with the Release and Termination Deed.

     7. MISCELLANEOUS.

          7.1 Expenses. Each Party will bear his or its own costs and expenses (including legal and accounting fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby. Company shall not bear any costs or expenses except those directly relating to Company's rights, privileges, duties, liabilities and obligations hereunder. Notwithstanding the foregoing, the Company Parties shall be liable to pay all Stamp Taxes payable in respect of the Company Shares transferred to them and shall use their reasonable endeavours to cause the Exchanging Other Shareholders to pay all Stamp Taxes payable in respect of the Company Shares transferred to the Exchanging Other Shareholders. To the extent permitted by law, the Company shall reimburse upon written demand therefor supported by appropriate evidence thereof any Stamp Taxes paid by a Company Party or Exchanging Other Shareholder.

          7.2 No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any person other than the Parties and their respective successors and permitted assigns except as expressly provided for hereunder.

          7.3 Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties and their respective heirs, executors, administrators, beneficiaries, successors and assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Parties.

          7.4 Integration; Construction. This Agreement (including the documents referred to herein) constitutes the entire agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, related to the subject matter hereof. The Exhibits identified in this Agreement are incorporated herein by reference and made a part hereof. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or Law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean "including, without limitation." The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by each of the Parties. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

          7.5 Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given (i) upon confirmation of facsimile, (ii) one (1) business day following the date sent when sent by overnight delivery and (iii) five (5) business days following the date mailed when mailed by registered or certified mail return receipt requested and postage prepaid at the address of the intended recipient set forth above. Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change its address to which its notices hereunder are to be delivered by giving each other Party notice in the manner herein set forth.

          7.6 Governing Law. This Agreement shall be governed by and construed in accordance with the domestic Laws of the Commonwealth of Pennsylvania without giving effect to any choice or conflict of Law provision or rule (whether of the Commonwealth of Pennsylvania or any other jurisdiction) that would cause the application of the Laws of any jurisdiction other than the Commonwealth of Pennsylvania. Any and all legal proceedings concerning the infringement, breach or contemplated breach of this Agreement shall be filed in federal or state court situate in the Commonwealth of Pennsylvania, Philadelphia County only, and the parties hereto consent to such jurisdiction and venue.

          7.7 Enforcement Costs. If at any time from and after the date hereof a Party retains one or more attorneys to enforce any covenant or agreement of any other Party under this Agreement, or to defend any claim brought by any other Party under this Agreement, whether or not suit is filed, and such enforcing or defending Party is wholly or partially successful, then such enforcing or defending Party's attorney's fees, costs and expenses, if any, shall be due and payable on demand by the other Party, or Parties jointly and severally, against whom the enforcing or defending Party was so successful.

          7.8 Specific Performance. Each of the Parties acknowledges and agrees that the other Party would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the Parties agrees that the other Party shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this. Agreement and the terms and provisions hereof in addition to any other remedy to which it may be entitled, at law or in equity.

          7.9 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and together will constitute one agreement.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be signed or duly executed and then delivered as of the day and year first above written.


[THIS SPACE INTENTIONALLY LEFT BLANK - SIGNATURES APPEAR NEXT PAGE]













































                              Clariti Telecommunications International, Ltd.,
                                a Delaware (U.S.) corporation

                               By:	s/ Peter S. Pelullo
                                    ---------------------------
                                    Peter S. Pelullo, President


                              Clariti Telecommunications Pty. Ltd.
                               (f/k/a NKA Communications Pty. Ltd.)
                                an Australian company

                               By:  s/ Peter S. Cook
                                    --------------------------------
                                    Peter S. Cook, Managing Director

                               By:  s/Yankel Koncepolski
                                    --------------------------------------
                                    Yankel Koncepolski, Director/Secretary


                               Corangamite Pty. Limited
                                As Trustee for The Lake Corangamite Trust

                               By:  s/ Peter S. Cook
                                    -------------------------------------
                                    Peter S. Cook, Sole Director and Sole
                                    Secretary

                               Consortium Communications International
                                Pty. Ltd., as Trustee

                               By:  s/Yankel Koncepolski
                                    --------------------------------------
                                    Yankel Koncepolski, Director/Secretary

                               By:  s/ Shoshana Koncepolski
                                    ---------------------------------------
                                    Shoshana Koncepolski, Director/Secretary


                               Peter S. Cook, Individually
                                    By:  s/ Peter S. Cook
                                    -------------------------------------
                                    Peter S. Cook

                               Yankel Koncepolski, Individually
                               By:  s/Yankel Koncepolski
                                    --------------------------------------
                                    Yankel Koncepolski

                               Eizen Fineburg & McCarthy, LLP

                               BY:  s/ Robert F. Kelly
                                    --------------------------
                                    Robert F. Kelly, Esquire


EXHIBITS TO SHARE EXCHANGE AGREEMENT (not included in this filing)

                                 Exhibit 2.9


DATED   March 15, 2001



AVANZA COMMUNICATIONS LIMITED (1)

- and -

CLARITI TELECOMMUNICATIONS EUROPE LIMITED (2)

- and -

CLARITI CARRIER SERVICES LIMITED (3)
- and -

CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD (4)




AGREEMENT
relating to certain of the business and assets of Clariti Telecommunications Europe Limited and Clariti Carrier Services Limited



WEDLAKE BELL
16 Bedford Street
Covent Garden
London  WC2E 9HF

Direct Tel:  020 7395 3023
Direct Fax:  020 7836 9966
Direct E-Mail:  sjones@wedlakebell.co.uk
Ref:  SNJ /57365/WB1-49254-7


I N D E X
1.  DEFINITIONS 1
2.  INTERPRETATION 4
3.  SALE OF NET ASSETS 5
4.  PAYMENT OF PURCHASE PRICE 5
5.  COMPLETION 6
6.  ASSIGNMENT AND ASSUMPTION OR TERMINATION OF LEASEHOLD INTEREST 8
7.  RESPONSIBILITY FOR LIABILITIES 9
8.  POST-COMPLETION MATTERS 10
9.  TERMINATION 10
10. DEBTS; WORKING CAPITAL 11
11. THIRD PARTY CONSENTS 12
12. THE SELLERS' WARRANTIES 12
13. BUYER'S WARRANTIES 12
14. VALUE ADDED TAX 14
15. NOTICES 14
16. COSTS 15
17. CONFIDENTIALITY 15
18. COUNTERPARTS 15
19. REMEDIES AND WAIVER 15
20. ENTIRE AGREEMENT 15
21. FURTHER ASSURANCE 16
22. BENEFIT AND BURDEN 16
23. THIRD PARTIES 16
24. SEVERABILITY 16
25. GOVERNING LAW AND SUBMISSION TO JURISDICTION 16

THIS AGREEMENT is made on  March 15, 2001
BETWEEN:

1. AVANZA COMMUNICATIONS LIMITED (Company Number 3672405) whose registered office is at Munslowmessias, 143 - 149 Great Portland Street, London W1N 5FB

2. CLARITI TELECOMMUNICATIONS EUROPE LIMITED (Company Number 3724123) whose registered office is at Wedlake Bell, 16 Bedford Street, Covent Garden, London WC2E 9HF

3. CLARITI CARRIER SERVICES LIMITED (Company Number 3802275) whose registered office is at Wedlake Bell, 16 Bedford Street, Covent Garden, London WC2E 9HF; and

4. CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD, a Delaware (U.S.) corporation, whose registered office is at 1735 Market Street, Suite 1300 Mellon Bank Center, Philadelphia, PA 19103 USA

INTRODUCTION
(A) The Sellers have agreed to sell and the Buyer has agreed to purchase the Net Assets (as defined below) on the terms set out below.

(B) CTIL is the parent corporation to Clariti Telecommunications Europe Limited, which is the parent company to Clariti Carrier Services Limited. CTIL has entered into this Agreement solely to give to the Buyer its warranty set out in clause 12 of this Agreement.
IT IS AGREED THAT:

1. DEFINITIONS

1.1 In this Agreement the following words have the following meanings set out below.

1.1.1 "Act" means the Companies Act 1985 as amended.

1.1.2 "Advisor" means any of Hammond Suddards Edge, Pannell Kerr Forster, Ovum and Old Mutual Securities.

1.1.3 "Advisor Expenses" means any and all professional fees, other charges, out-of-pocket expenses and other sums paid or payable by any of the Sellers Group to any Advisor.

1.1.4 "agreed form" means in the form of the draft annexed to this Agreement and initialled for identification purposes by or on behalf of the parties.

1.1.5 "Assets" means the Claims of Right, Premises, Fixtures and Fittings, Goodwill, Machinery and Equipment, the benefit of the Purchased Contracts and the Sales Documentation.

1.1.6 "Assumed Liabilities" means all present and future liabilities related to the Sellers' business relationships with Nokia UK Limited and Calculus Solutions Limited, all accrued and unpaid liabilities arising under all or any of the Purchased Contracts and the Consultancy Agreements and the Advisor Expenses.

1.1.7 "Business" means the business of the supply of certain telecommunications services to other licensed operators, telecommunication service providers and private customers in the United Kingdom as carried on by the Sellers at Completion at the Premises.

1.1.8 "Buyer" means Avanza Communications Limited.

1.1.9 "Buyer's Solicitors" means Hammond Suddards Edge.

1.1.10 "Claims of Right" means the benefit of all Rights which the Sellers have against third parties or those relating to the Assets and the Business, including (without limitation) all manufacturers' and suppliers' warranties and representations and all Rights against insurers in respect of any policies effected by the Sellers in connection with the Assets and the Business.

1.1.11 "Completion" means the consummation of the sale and purchase transactions contemplated by clause 5.

1.1.12 "Completion Date" means the effective date of the Completion or such other date of the Completion as agreed by the parties.

1.1.13 "Completion Deliveries" shall have the meaning ascribed to such term in clause 3.4.

1.1.14 "Employees" means a person employed in the Business or determined to have been employed in the Business at any time before Completion.

1.1.15 "Consultancy Agreements" means the consultancy agreements listed in
Schedule 3.

1.1.16 "Encumbrances" means all pledges, charges, liens, mortgages, security interests, pre-emption rights, options and any other encumbrances or third party rights or claims of any kind (other than provisions constituting reservation or retention of title clauses entered into in the usual course of the Business in favour of suppliers of goods purchased in the usual course of the Business).

1.1.17 "Escrow Agent" shall mean the Sellers' Solicitors.

1.1.18 "Fixtures and Fittings" means such fixtures and fittings affixed to the Premises at Completion to which Seller has full, free and clear title.

1.1.19 "Goodwill" means the goodwill of the Sellers in connection with the Business including the exclusive right for the Buyer to represent itself as carrying on the Business in succession to the Sellers but excluding any and all business or trading names, styles, logos and other identifying marks belonging to the Sellers or any member of the Sellers' Group.

1.1.20 "Independent Accountant" means such chartered accountant (being a registered auditor) as shall be agreed in writing between the Sellers and the Buyer (within seven days of a notice in writing by one to the other requiring such agreement) or in the event of their failure so to agree, such chartered accountant (being a registered auditor) as is nominated on the application of either party by the President for the time being of the Institute of Chartered Accountants in England and Wales.

1.1.21 "Lockup Agreements" means that certain Selling Stockholder letter signed and dated 25 February 2000 by Archangel Associates Ltd and that certain Selling Stockholder Letter signed and dated 24 February 2000 by Corporate & Legal Nominees Ltd. Acc 036.

1.1.22 "Losses" means actions, costs, claims, damages, demands, expenses (including attorneys fees and other legal expenses), fines, liabilities, losses, penalties and proceedings suffered or incurred.

1.1.23 "Machinery and Equipment" means the fixed and movable plant, machinery, vehicles, office, warehouse and factory equipment, furniture and furnishings, together with all spare parts, accessories and consumable supplies therefor owned or used by the Sellers in the Business at Completion.

1.1.24 "Mr Meagher" means Richard Meagher.

1.1.25 "Net Assets" means Assets reduced by Assumed Liabilities and the net working capital balance to be paid to the Buyer as set out in Schedule 4.

1.1.26 "Premises" means the leasehold premises, brief particulars of which appear in Schedule 1.

1.1.27 "Purchased Contracts" means the various contracts listed in Schedule 2 together with all other contracts, engagements, commitments and orders made or entered into by Mr Meagher on behalf of the Sellers on or before Completion and which remain (in whole or in part) to be performed at Completion.

1.1.28 "Purchase Price" has the meaning set forth in clause 4.1.

1.1.29 "Right" means a right, power or privilege under this Agreement.

1.1.30 "Sales Documentation" means all sales publications, advertising and promotional materials, printed terms and conditions of sale, business forms, instructional material and other technical and sales materials which relate to the Business, together with any plates, blocks, negatives, computer discs or tapes and similar items relating to them.

1.1.31 "Schedule" means any Schedule referred to in this Agreement, each of which are incorporated by reference herein.

1.1.32 "Sellers" means Clariti Telecommunications Europe Limited and Clariti Carrier Services Limited.

1.1.33 "Sellers' Group" means the Sellers, their subsidiaries, the parent companies of the Sellers and their subsidiaries.

1.1.34 "Sellers' Solicitors" means Wedlake Bell of 16 Bedford Street, Covent Garden, London WC2E 9HF.

1.1.35 "Sellers' Warranties" means the warranties contained in clause 12.1.

1.1.36 "Stamp Taxes" shall mean any taxes imposed on the Stock by reason of its transfer to or from the Buyer.

1.1.37 "Stock" shall mean 71,301 units of CTIL consisting of 52,076 shares in the name of Archangel Associates Limited and 19,225 shares in the name of Sungold Nominees Ltd (formerly known as "Corporate & Legal Nominees Ltd. Acc 036"), free and clear of any security interest, lien, pledge, charge, Claim, Encumbrance or restriction on sale or other transfer of the proceeds thereof of any nature whatsoever or any Stamp Taxes (save for any Stamp Taxes payable by CTIL on the transfer to CTIL of the said stock).

1.1.38 "VAT" means value added tax.

1.1.39 "VATA" means Value Added Tax Act 1994.

1.1.40 "Working Day" means a day (other than a Saturday or a Sunday) on which clearing banks are generally open for business in the City of London.

2. INTERPRETATION

2.1 Words and phrases which are defined in the Act shall (unless the context requires otherwise) have the same meaning in this Agreement.

2.2 Where reference is made to a statutory provision this includes all prior and subsequent enactments, amendments and modifications relating to that provision and any regulations made under it.

2.3 References to clauses and Schedules are to the clauses and Schedules of this Agreement unless stated otherwise.

2.4 References to the masculine gender include the feminine and vice versa. Similarly, references to the singular include the plural and vice versa.

2.5 References to an English legal term shall, in respect of any jurisdiction other than England, be deemed to include what most nearly approximates in that jurisdiction to the English legal term.

2.6 The ejusdem generis rule shall not apply and therefore general words shall not be given a restrictive meaning even if they are preceded or followed by particular words.

2.7 All obligations, warranties, representations, indemnities and undertakings of Sellers are entered into on a joint and several basis.

2.8 The headings and table of contents of this Agreement are inserted for convenience only. They are not to affect its interpretation or construction.

2.9 The Schedules form part of this Agreement.

3. SALE OF NET ASSETS

3.1 The sale and purchase shall take effect from Completion. The Sellers shall sell to Buyer and the Buyer shall purchase all of the Assets, title to which shall be as set forth in clause 12, pursuant to such clause and the other terms of this Agreement.

3.2 The Buyer shall assume responsibility for payment of all of the Assumed Liabilities.

3.3 It is the intention of the parties that certain elements of the Sellers' working capital will be transferred to the Buyer, and that such transfer will require cash consideration between the parties. Schedule 4- Working Capital Statement shows such elements of working capital and the related amounts to be settled between the parties at Completion (it being agreed and acknowledged between the parties that such amounts shall be subject to adjustment following Completion in accordance with the provisions of clause 10.3). Except for the Assumed Liabilities, the Sellers will retain responsibility for payment of all liabilities of the Sellers not listed in Schedule 4.

3.4 The parties contemplate that each shall timely deliver or cause the delivery of those agreements, documents, instruments, certificates, Purchase Price or other consideration that it is obligated to deliver at or in connection with the Completion (collectively, "Completion Deliveries") to the Escrow Agent to be held in escrow until the Completion may occur. Buyer shall provide the Sellers with a copy of each of the Buyer's Completion Deliveries in the form of agreements, documents, instruments, certificates as and when
delivered to the Escrow Agent.    The Buyer shall instruct the Escrow Agent to
confirm to the Sellers in writing the Escrow Agent's receipt of any each of the Buyer's Completion Deliveries in the form of Purchase Price or other consideration. The Sellers shall provide the Buyer with a copy of each of the Sellers' Completion Deliveries in the form of agreements, documents, instruments, certificates as and when delivered to the Escrow Agent. Each party shall instruct the Escrow Agent to release such party's respective Completion Deliveries upon the Escrow Agent's receipt of each other party's respective Completion Deliveries.

3.5 All actions at the Completion shall be treated as taking place simultaneously. No Completion Deliveries shall be regarded as having been delivered to a party until the Escrow Agent has released all Completion Deliveries.

4. PAYMENT OF PURCHASE PRICE

4.1 The sum of the following amounts (the "Purchase Price") shall be satisfied by the Buyer as follows:

4.1.1 the sum of $250,000 shall be paid on account of the Purchase Price at Completion as provided in clause 5.1.2.1;

4.1.2 the sum of $250,000 shall be discharged by the delivery by the Buyer to CTIL of the Stock and, effective at the Completion, the Sellers hereby assign to CTIL their right hereunder to receive the Stock upon Completion;

4.1.3 the Buyer shall assume responsibility for payment of the Assumed Liabilities;

4.1.4 the reimbursement to the Sellers for any and all Advisor Expenses paid by any of the Sellers Group (and for which reasonable documentation thereof shall have been delivered to the Buyer) and the assumption of all of the outstanding obligations of the Sellers Group for all other Advisor Expenses; and

4.1.5 the Purchase Price shall be reduced by the net amount to be paid to the Buyer as set out in Schedule 4.

4.2 The Purchase Price shall be allocated among the Net Assets as follows:

4.2.1 Working Capital - the aggregate value of the items set out in Schedule 4;

4.2.2 Goodwill - the amount of the Purchase Price not allocated to other Net Assets;

4.2.3 Machinery and Equipment	- $100,000;

4.2.4 Fixtures and Fittings - $1.00;

4.2.5 Premises - $1.00;

4.2.6 Purchased Contracts - $1.00;

4.2.7 Assumed Liabilities - the value of the Assumed Liabilities at Completion;

4.2.8 Sales Documentation - $1.00;

4.2.9 Residual Assets - $1.00;

4.2.10 Transaction Costs - Buyer's costs of this transaction shall include the Advisor Expenses paid or payable by Buyer.

4.3 Each payment made to any of the Sellers or the Escrow Agent of any of the Purchase Price shall be made in good funds in United States Dollars at a rate equal to the equivalent exchange rate relating to United States dollars most recently reported in The Wall Street Journal to such account as Sellers or Escrow Agent may from time to time designate by written notice.

5. COMPLETION

5.1 Completion shall take place on the Completion Date at the offices of the Buyer's Solicitors when all (but not some only) of the following events shall occur:

5.1.1 the Sellers shall:

5.1.1.1 have released to the Buyer the Seller's possession of all of the Machinery and Equipment, the Sales Documentation and all books of account, ledgers, payroll records, stock and asset records, information relating to customers and suppliers (including without limitation a list of all the customers of the Business during the last two years and a list of purchasers to which outstanding quotations have been given), and other books and documents which relate exclusively to the Business (other than minute books relating to directors' and shareholders' meetings and statutory books) in whatever form and upon whatever media they may be recorded, by executing and delivering to the Buyer the bill of sale referred to in clause 5.1.1.2;

5.1.1.2 cause CTIL to execute and deliver to the Buyer a bill of sale in customary form for all of the Assets, which bill of sale shall include a release in the approved terms of all charges held by CTIL over the assets of the Sellers and all charges held by Clariti Telecommunications Europe Limited over the assets of Clariti Carrier Services Limited;

5.1.1.3 execute and deliver to the Buyer notices in letter form of assignment and transfer in form satisfactory to the parties hereto addressed to each of the Sellers' respective debtors informing them of the assignment and transfer of such debtor's respective Debt upon the Completion;

5.1.1.4 execute and deliver to the Buyer a written confirmation that the Sellers are not aware of any matter or thing which is a breach of or inconsistent with any of the Sellers' Warranties;

5.1.1.5 deliver to the Buyer a certified copy of a resolution of the board of directors of each of the Sellers approving the sale of the Net Assets on the terms of this Agreement and authorising William B. Eisenstadt, Esquire, to execute it for and on behalf of each Seller;

5.1.1.6 deliver to the Buyer a certified copy of the resolution of the board of directors of CTIL approving the execution of this Agreement and authorising William B. Eisenstadt, Esquire, to execute it for and on behalf of CTIL;

5.1.1.7 deliver to the Buyer a letter waiving the sale restrictions for the Stock under the Lockup Agreements;

5.1.2 the Buyer shall deliver to the Sellers:

5.1.2.1 a banker's draft drawn on a London Clearing Bank on account of the Purchase Price for the sum of: (a) $250,000; plus (b) any and all Advisor Expenses paid by any of the Sellers' Group (and for which reasonable documentation thereof shall have been delivered to the Buyer); minus (c) the net amount to be paid to the Buyer as set out in Schedule 4;

5.1.2.2 a written assumption of the outstanding obligations of any of the Sellers' Group for all other Advisor Expenses and a written release in form satisfactory to the Sellers from each Advisor releasing the Sellers' Group from all of its direct or guaranty obligations to such Advisor;

5.1.2.3 a certified copy of a resolution of the board of directors of the Buyer approving the purchase of the Business on the terms of this Agreement and authorising Mr Meagher and Mr S Francis to execute it for and on behalf of the Buyer;

5.1.2.4 a certified copy of a resolution of the board of directors of each of Archangel Associates Limited, Axis Capital Investments Limited. Lexa Limited and Transworld Investments and Securities Limited authorising the sale of their respective holdings of the Stock;

5.1.2.5 duly executed stock powers of attorney for the sale of the Stock;

5.1.2.6 evidence of payment of any Stamp Taxes imposed on the transfer of the Stock to the registered holders of the Stock (it being acknowledged and agreed that CTIL shall be liable for any Stamp Taxes payable on the transfer to CTIL of the Stock);

5.1.2.7 duly executed novations in the agreed form of each of the Purchased Contracts listed in Schedule 2;

5.1.2.8 duly executed release and termination in an agreed form of each of the Consultancy Agreements, including, in the case of Mr. Meagher's Consultancy Agreement, any options and warrants granted pursuant thereto; and

5.1.2.9 a written confirmation from each of the Buyer and Mr Meagher that they are not aware of any matter or thing which is a breach of or inconsistent with any of the Sellers' Warranties in clause 12 or the Buyer's Warranties in clause 13.

5.2 Each of the parties authorises the Escrow Agent to date any agreement, document, instrument or certificate to be made effective the Completion Date with the Completion Date.

6. ASSIGNMENT AND ASSUMPTION OR TERMINATION OF LEASEHOLD INTEREST

6.1 In connection with Completion, the Buyer shall deliver a duly executed novation in the agreed form for the lease of the premises at The Paragon Building (as more particularly described in Schedule 1).

6.2 The Buyer shall indemnify and keep the Sellers and each of them indemnified against all claims, actions, proceedings, liabilities, losses, damages, costs and expenses sustained, suffered or incurred by the Sellers or either of them arising, directly or indirectly, out of or in connection with the three licences of the office premises at Centre 500 (as more particularly described in Schedule 1) and the undated Licence to sub-let expressed to be made between Ballymore Properties Limited (1), Cordoba Holdings Limited (2) and Clariti Carrier Services Limited (3).

7. RESPONSIBILITY FOR LIABILITIES

7.1 Risk in and title to the Assets shall pass to the Buyer on Completion and from Completion the Buyer shall be responsible for arranging such insurance it considers necessary to cover the risk of all types of loss or damages to the Business and of all of the Assets.

7.2 Other than as may have been specifically provided in this Agreement, nothing in this Agreement shall make the Sellers liable in respect of anything done or omitted to be done at any time by Mr Meagher or the Buyer.

7.3 The Buyer acknowledges that Mr Meagher has represented to the Sellers that neither of the Sellers has ever had any Employees.

7.4 The Buyer shall indemnify, defend and hold harmless the Sellers' Group and keep the Sellers' Group indemnified against any and all claims, actions, proceedings, liabilities, Losses, damages, payments, costs, debts, interest, demands, fees, disbursements and expenses which the Sellers' Group may suffer, sustain or incur as a result, directly or indirectly, of anything done or omitted to be done at any time by Mr Meagher or the Buyer and in particular (notwithstanding anything else contained in this Agreement) arising from any act, default or transaction of Mr Meagher or the Buyer or any agent of either or any default or misrepresentation of Mr Meagher or the Buyer hereunder or in any Schedule, agreement, document, instrument or certificate delivered in connection herewith.

7.5 The Buyer shall timely pay, satisfy and discharge all Assumed Liabilities as they fall due in the ordinary course of business as carried on prior to the date of this Agreement.

7.6 The Buyer represents, warrants, and certifies to the Sellers' Group that:
(a) immediately prior to Completion, Archangel Associates Limited, Axis Capital Investments Limited, Lexa Limited and Transworld Investments and Securities Limited, are together the beneficial owners of the Stock (and that Archangel Associates Limited and Sungold Nominees Limited (formerly known as "Corporate & Legal Nominees Limited Acc. 036") are together the holders of the Stock, free and clear of any security interest, lien, pledge, charge, Claim, Encumbrance or restriction on sale or other transfer or the proceeds thereof of any nature whatsoever or any Stamp Taxes (save for any Stamp Taxes payable by CTIL on the transfer to CTIL of the said Stock); and (b) at Completion, the Stock shall be assigned, transferred and conveyed to CTIL free and clear of any security interest, lien, pledge, charge, Claim, Encumbrance or restriction on sale or other transfer or the proceeds thereof of any nature whatsoever or any Stamp Taxes (save for any Stamp Taxes payable by CTIL on the transfer to CTIL of the said Stock).

7.7 The Buyer shall procure that the units of Stock to be transferred to the Seller pursuant to clause 4.1.2 shall be those units of Stock held by each of Archangel Associates Limited and Sungold Nominees Limited (formerly known as "Corporate & Legal Nominees Limited Acc. 036") which are subject to the earliest expiration dates under the relevant Lockup Agreements save that the number of units of Stock to be transferred by Archangel Associates Limited shall in any event be 19,225 and the number of units of Stock to be transferred by Sungold Nominees Limited shall in any event be 52,076.

8. POST-COMPLETION MATTERS

8.1 The Buyer undertakes to each of the Sellers (for itself and as trustee for any member of the Sellers' Group) as follows:-

8.1.1 forthwith upon Completion to cease the use of all business or trading names, styles, logos and other identifying marks belonging to the Sellers or any member of the Sellers' Group;

8.1.2 not at any time on or after Completion to hold itself out as being connected in any way with the Sellers or any member of the Sellers' Group; and

8.1.3 after Completion not to use any of the existing stocks of brochures, advertising material, stationery, letterheads, order forms, invoices or any other materials on which appears any reference to any business or trading names, styles, logos or other identifying marks belonging to the Sellers or any member of the Sellers' Group or their respective company registration numbers or registered office or any reference to any logo or marks which would or might mislead the public or any part thereof into believing that the Business on or after Completion is owned, carried on by or otherwise connected with the Sellers or a member of the Sellers' Group and to deliver to the Sellers or destroy (pursuant to the Seller's written instructions) all such items.

8.2 The Buyer shall for the period of twelve months from Completion supply or shall procure that there shall be supplied to the Sellers or their duly authorised agents such facilities, documents and information as may from time to time be in its possession or under its control, and afford to the Seller and the Sellers' duly authorised agents reasonable access during business hours to books and records delivered to the Buyer at Completion relating to the conduct of the Business prior to Completion (including the right to take copies thereof or of extracts therefrom) as the Sellers may by notice from time to time reasonably request.

8.3 The Buyer shall provide the Seller with all information as the Sellers may by notice from time to time reasonably request necessary or desirable for the Sellers or CTIL to prepare any tax return, financial statement or securities filing required by applicable law.

9. TERMINATION

9.1 The Buyer may terminate this Agreement and thereby render it null and void if the Sellers have not delivered their Completion Deliveries to the Buyer or the Escrow Agent by 31 March 2001.

9.2 The Sellers may terminate this Agreement and thereby render it null and void if the Buyer has not delivered its Completion Deliveries to the Escrow Agent by 31 March 2001, and caused each consent, approval, release and novation contemplated hereunder to be delivered to Sellers or the Escrow Agent by March 2001.

10. DEBTS; WORKING CAPITAL

10.1 The Sellers will hold any payments which it receives in respect of the debts included in Schedule 4 in trust for the Buyer and will account to the Buyer for each such receipt in respect thereof within seven (7) business days after such receipt shall have irrevocably cleared a bank account of a Seller or a Seller's agent for such limited purpose.
The Buyer will hold any payments which it receives in respect of any Assets or any portion of the Business not sold to and purchased by the Buyer hereunder in trust for the Sellers and will account to the Sellers for each such receipt in respect thereof within seven (7) business days after such receipt shall have irrevocably cleared a bank account of the Buyer or a Seller's agent for such limited purpose.

10.2 	The parties acknowledge that the Purchase Price is intended to be adjusted to reflect the net amount to be paid to the Buyers as set out in
Schedule 4.

10.3

10.3.1 The parties further acknowledge and agree that the elements of working capital and the related amounts listed in Schedule 4 - Working Capital Statement shall be subject to adjustment to take account of movements during the period from the date of preparation of the said Schedule and the Completion Date and the parties agree to meet in good faith as soon as reasonably practicable following Completion to agree the level of the said adjustment in accordance with the following provisions of this clause 10.3.1.

10.3.2 All gas, water, electricity and telephone charges, rent, royalties, commissions and other outgoings relating to, or payable or accruing in respect of the Business and/or the Assets prior to Completion shall be borne and paid by the Sellers and as and with effect from Completion shall be borne and paid by the Buyer.

10.3.3 All rents, royalties and other periodical payments receivable in respect of the Business and/or the Assets prior to Completion shall belong to and be payable to the Sellers and as and with effect with Completion shall belong to and be payable to the Buyer.

10.3.4 Such outgoings and payments receivable which relate to periods both before and after Completion shall be apportioned accordingly between the Sellers and the Buyer by reference to the extent of use where specifically referable to the extent of use but otherwise on a time basis.

10.3.5 Pre-payments and payments in advance made to the Sellers on or before Completion in respect of services to be supplied by the Buyer after Completion shall be payable by the Sellers to the Buyer and pre-payments and payments in advance made by the Sellers in respect of goods ordered but not delivered and services contracted for but not rendered to the Sellers in connection with the Business prior to Completion shall be refundable by the Buyer to the Sellers.

10.3.6 Apportionments to be made pursuant to clauses 10.3.2 to 10.3.5 shall be made on a normal accounting basis and the balance agreed between the Sellers and the Buyer as soon as practicable after Completion Provided that:-

10.3.6.1 if the apportionments are not agreed within twenty Business Days from Completion (or such other day as the Sellers and the Buyer may agree in writing), either party may refer the matter in dispute for determination by the Independent Accountant who shall act as an expert not as an arbitrator;

10.3.6.2 the determination of the Independent Accountant shall be final and binding on the parties and the cost of the determination shall be borne as directed by the Independent Accountant and in the absence of any such direction by the parties equally; and

10.3.6.3 payment of amounts apportioned pursuant to this clause shall be made in cash within seven Business Days of their being agreed by the parties or determined by the Independent Accountant.

10.3.7 As part of the meeting referred to in clause 10.3.1 above the parties shall also discuss what adjustments (if any) are appropriate in respect of payments made prior to Completion pursuant to the Consultancy Agreements (but excluding for this purpose the Consultancy Agreement with Mr Meagher).

11. THIRD PARTY CONSENTS
	If any consent, approval or novation of any person who is not a party to this Agreement is required for the transfer to the Buyer of the benefit of any of the Purchased Contracts and has not been received at or prior to the Completion, either party may delay the Completion until such consent, approval or novation shall have been obtained.

12. THE SELLERS' WARRANTIES
	The Sellers and CTIL warrant to the Buyer that the Sellers have good and marketable title to all the Assets, free from any Encumbrances, other third party rights, hire or hire purchase agreements, credit sale agreements, agreements for payment on deferred terms or bills of sale and any right of any person to call for any of the same, except for any disclosed in this Agreement or any Schedule hereto or otherwise known to Mr. Meagher or that ought reasonably to be known to Mr. Meagher as a director of Sellers at the date of Completion or otherwise.
	The Sellers' Warranties are given subject to all matters which are known to Mr Meagher or ought reasonably to be known to Mr Meagher given his position as a director of the Sellers at the date of Completion

13. BUYER'S WARRANTIES

13.1 The Buyer has been duly incorporated and is validly existing and no order has been made or petition presented or resolution passed for the winding up of the Buyer or for an administration order in respect of the Buyer and no distress, execution or other process has been levied on any of its assets. The Buyer is not insolvent or unable to pay its debts for the purposes of Section l23 of the Insolvency Act l986 and no administrative receiver or receiver or receiver and manager has been appointed by any person of its business or assets or any part thereof and no power to make any such appointment has arisen.

13.2 The execution and delivery of and the performance by the Buyer of its obligations pursuant to this Agreement will not conflict with, result in a breach of or give rise to a right of termination of any obligation pursuant to:

13.2.1 the memorandum or articles of association of the Buyer;

13.2.2 any contract or agreement to which the Buyer is a party or subject; or

13.2.3 any order, judgment, ordinance, regulation or other restriction imposed by any regulatory body or court having jurisdiction over the Buyer.

13.3 Archangel Associates Limited has the capacity and is entitled absolutely and unconditionally to transfer the full legal and beneficial ownership in the Stock to be transferred by it to CTIL on the terms set out in this Agreement. Axis Capital Investments Limited, Lexa Limited and Transworld Investments and Securities Limited have the capacity and are entitled absolutely and unconditionally to instruct and authorise Sungold Nominees Limited to transfer the full legal and beneficial ownership in the Stock to be transferred by Sungold Nominees Limited to CTIL on the terms set out in this Agreement.

13.4 So far as Mr Meagher is aware the Sellers are not party to and have no liability under any contract, arrangement, obligation or commitment of any sort other than the Purchased Contracts listed in Schedule 2.

13.5 The Buyer warrants, represents and undertakes to the Sellers and each of them as follows:

13.5.1 the agreement for the provision of telecommunications services dated 28 June 2000 made between Clariti Carrier Services Limited (1) and KPNQwest Carrier Services B.V. (2) and the Master Service Agreement dated 24 October 2000 made between Clariti Carrier Services Limited (1) and Globalphone Limited
(2) have been terminated and are of no further force and effect without any liability whatsoever on the part of the Sellers or either of them; and

13.5.2 the draft Interconnect Services Agreement expressed to be made between Viatel UK Limited (1) and Clariti Carrier Services Limited (2) and the draft Agreement for the Lease of Atlantic Crossing Capacity expressed to be made between Telemonde Inc, Telemonde Networks Limited and Telemonde Bandwidth (Bermuda) Limited (1) and Clariti Carrier Services Limited (2) (copies of which have been supplied by Mr Meagher to the Sellers' Solicitors) were never signed or completed and have no force or effect and there are no liabilities whatsoever on the part of the Sellers or either of them in connection with these agreements.

14. VALUE ADDED TAX

14.1 References in this clause 14 to "Sections" and "Schedules" are to Sections of and Schedules to the VATA.

14.2 The Sellers and the Buyer shall use all reasonable endeavours to procure that the provisions of Section 49 and article 5 of the Value Added Tax Act (Special Provisions) Order 1995 apply to the sale and purchase of the Assets under this Agreement and that no VAT shall be chargeable in respect thereof.

14.3 If any VAT becomes chargeable in respect of the sale of any of the Assets under this Agreement, the amount so chargeable shall be paid by the Buyer to the Sellers on written demand two working days prior to the date on which the Sellers are liable to account for the same to HM Customs & Excise, provided that the Sellers have delivered a valid VAT invoice to the Buyer when requiring payment of VAT from the Buyer under this clause.

14.4 Any VAT included within any debts paid by a third party to the Buyer shall be paid when due by the Buyer to HM Customs & Excise, and the Sellers shall account to the Buyer under the procedures set forth in clause 10 for any refund or repayment in respect thereof.

15. NOTICES

15.1 Any notice given under this Agreement is to be in writing signed by or on behalf of the party giving it. The notice may be served by leaving it at or sending it by facsimile transmission or prepaid first class post to the relevant party's registered office for the time being or such other address as they may notify to the others from time to time.

15.2 Any notice so served is deemed to have been received:

15.2.1 in the case of personal service, on delivery;

15.2.2 in the case of facsimile transmission, 1 hour after the time of despatch provided that the sender obtains confirmation of transmission; and

15.2.3 in the case of pre-paid first class post, 48 hours from the date of posting, except that where under the provisions of clauses 15.2.2 and 15.2.3 a notice would be deemed to be received on a day which is not a Working Day, the notice shall instead be deemed to be received at 9.00 am on the next Working Day.

15.3 For notices sent by post it will be sufficient in proving service to establish that the envelope containing the notice was properly stamped, addressed and posted.

16. COSTS
	Each of the parties is to be responsible for its own costs relating to the preparation, negotiation and execution of this Agreement.

17. CONFIDENTIALITY
	Except to the extent required by law no announcement concerning the terms of or any matters contemplated by this Agreement or any matter ancillary to it shall be made by or on behalf of the Buyer except with the prior written approval of the Sellers and CTIL and by any other party to this Agreement except with the prior written approval of the Buyer.

18. COUNTERPARTS
	This agreement may be executed in any number of counterparts and by the several parties to it on separate counterparts, each of which when so executed shall constitute one document.

19. REMEDIES AND WAIVER

19.1 The Rights and remedies provided in this Agreement are cumulative and not exclusive of any Rights and remedies provided by law.

19.2 No delay or omission of any party in exercising any Right shall operate to impair or be construed as a waiver of such Right. No single or partial exercise or non-exercise of any Right shall in any circumstances preclude any other or further exercise of such Right or the exercise of any other Right.

19.3 Any waiver of a breach or default of the terms of this Agreement shall not constitute a waiver of any subsequent breach or default.

20. ENTIRE AGREEMENT

20.1 This agreement (together with the various documents referred to in it) constitutes the entire agreement between the parties relating to the sale and purchase of the Business and the Net Assets. No variation of this Agreement shall be effective unless it is in writing and signed by or on behalf of all of the parties.

20.2 Except to the extent repeated in this Agreement or any of the documents referred to in it:

20.2.1 this Agreement and those documents supersede and extinguish any pre-contractual statements;

20.2.2 each party acknowledges that in entering into this Agreement and those documents it places no reliance on any pre-contractual statement.

20.3 Except in the case of fraud, no party shall have any right of action against any other party to this Agreement arising out of or in connection with any pre-contractual statement.

20.4 If at any time from and after the date hereof a Party retains one or more attorneys to enforce any covenant or agreement of any other Party under this Agreement, or to defend any claim brought by any other party under this Agreement, whether or not suit is filed, and such enforcing or defending party is wholly or partially successful, then such enforcing or defending party's attorney's fees, costs and expenses, if any, shall be due and payable on demand by the other party, or other parties jointly and severally, against whom the enforcing or defending party was so successful.

20.5 	This Agreement may be executed in counterparts, each of which shall be deemed an original and together will constitute one agreement.

21. FURTHER ASSURANCE

21.1 All provisions of this Agreement which have not been performed in full at Completion are to remain in full force and effect notwithstanding Completion.

21.2 The Sellers shall at the Buyer's expense do all acts and execute all deeds and documents reasonably required by the Buyer to validly transfer the Business and the Net Assets to the Buyer and to assure to it the rights agreed to be granted under this Agreement.

22. BENEFIT AND BURDEN
	Neither the benefit nor the burden of this Agreement may be assigned by any party without the consent in writing of all the other parties hereto (which consent may be given on terms).

23. THIRD PARTIES
	No term of this Agreement shall be enforceable under the Contracts (Rights of Third Parties) Act 1999 by a person who is not a party to this Agreement. The parties to this Agreement may rescind or vary it without the consent of any other person.

24. SEVERABILITY
	Each of the provisions of this Agreement are severable. In the event that any provision is or becomes illegal, invalid or unenforceable in any respect, it shall not affect the legality, validity or enforceability of the other provisions of this Agreement and the parties will use their reasonable endeavours to negotiate in good faith with a view to replacing it with one or more provisions which are not so illegal, invalid or unenforceable but which differ from the replaced provision as little as possible

25. GOVERNING LAW AND SUBMISSION TO JURISDICTION
	This agreement shall be governed by and construed in accordance with English law.

IN WITNESS of which the parties have executed this deed on the date set out above.

SCHEDULES (not included in this filing)


SIGNED as a deed by AVANZA                      )
COMMUNICATIONS LIMITED acting                   )
by two directors or by one director and the     ) s/ Richard Meagher
secretary, and delivered when dated:            )

Signature of Witness:

Name:

Address:



Occupation:

SIGNED as a deed by CLARITI                     )
TELECOMMUNICATIONS EUROPE                       )
LIMITED acting by two directors or by           ) s/ Ernest Cimadamore
one director and the secretary, and delivered   )
when dated:	)

Signature of Witness: s/ James Boyd

Name:  James Boyd

Address: 1735 Market Street, Suite 1300
         Philadelphia, PA, USA

Occupation: Vice President of Finance






SIGNED as a deed by                       )
CLARITI CARRIER                           )
SERVICES LIMITED acting by two 		) s/ Ernest Cimadamore
directors or by one director and the      )
secretary, and delivered when dated:      )

Signature of Witness: s/ James Boyd

Name:  James Boyd

Address: 1735 Market Street, Suite 1300
         Philadelphia, PA, USA

Occupation: Vice President of Finance





SIGNED as a deed by CLARITI                             )
TELECOMMUNICATIONS INTERNATIONAL, LTD                   )
acting by its duly authorised officer and witnessed by  ) s/ Peter S. Pelullo
two directors or by one director and the secretary,     )
and delivered when dated:                               )

Signature of Witness: s/ James Boyd

Name:  James Boyd

Address: 1735 Market Street, Suite 1300
         Philadelphia, PA, USA

Occupation: Vice President of Finance

                                 Exhibit 2.11


                      STOCK SALE AND PURCHASE AGREEMENT

     THIS AGREEMENT is made and entered into on May 23, 2001, by and among Clariti Telecommunications International, Ltd., a Delaware corporation ("Seller"), and Burns & Gimble, PA, Inc., a Delaware corporation, or its designee ("Buyer"). In consideration of the foregoing and of the mutual and several agreements, covenants, representations, warranties and indemnities herein contained, the parties hereby agree as follows:

     1. SALE AND PURCHASE; CLOSING; TRANSFER; PURCHASE PRICE.

          1.1 Sale and Purchase; Closing. Subject to the terms and conditions of this Agreement, Seller shall sell to Buyer, and Buyer shall purchase from Seller, one hundred percent (100%) of the issued and outstanding capital stock of MegaHertz-NKO, Inc. (formerly Clariti IP Services, Inc.), a Pennsylvania corporation ("Company"). The consummation of the transactions contemplated by this Agreement (the "Closing") shall take place on May 23, 2001 (the "Closing Date"), by the delivery of each party's respective, agreements, documents, instruments, certificates, affidavits and other items required to be delivered by any party in connection with the Closing ("Closing Deliveries"). Time is of the essence hereunder.

          1.2 Transfer of Shares. At the Closing, Seller shall deliver to Buyer all stock certificates representing One Hundred (100) shares of Company's common stock, no par value per share (the "Shares"), duly endorsed in blank or with appropriate stock powers duly endorsed in blank. Seller shall transfer, assign and convey the Shares to Buyer free and clear of any security interest, lien, claim, pledge, charge, restriction on transfer or other encumbrance of any nature whatsoever ("Liens"). At the Closing, Seller shall deliver to Buyer Company's corporate book (which contains Company's articles of incorporation, as amended, bylaws, as amended, minutes and resolutions and stock records). Buyer acknowledges that: (a) copies of Company's articles of incorporation and bylaws, each as amended to date, have been heretofore delivered to Buyer; and
(b) Company's corporate book has been made available to Buyer for review and inspection.

          1.3 Purchase Price. In consideration for the Shares, Buyer shall deliver to Seller a Promissory Note in the original principal amount of Two Hundred Fifty Thousand U.S. Dollars (USD $250,000), and in the form attached as Exhibit "B" hereto (the "Note").

          1.4 Asset List. Attached hereto as Exhibit "C" is a list of assets of the Company. Seller hereby declaims any warranties or representation regarding Exhibit "C", including, without limitation, warranties of fitness, merchantability, title, or that such assets exist and are owned by the Company. Buyer specifically acknowledges that the purchase of the Company is on as "as is" "where is" basis, including any of the assets set forth on Exhibit "C".

     2. Bulgaria Agreement. On or about January 2001 the Company and TYT Enterprises Limited, a Canadian corporation ("TYT") entered into an agreement terminating a joint venture between the Company and TYT (the "Termination Agreement"). On or about the same date, the Company and Seller entered into a payment agreement (the "Payment Agreement") governing, inter alia, the direction of certain payments due to Company under the Termination Agreement to Seller in exchange for Seller's release of its security interest in certain "Equipment" (as that term is defined in the Payment Agreement) and Seller's providing of certain services due under Termination Agreement. It is the parties' intent that Seller's interest in and to the "Purchase Price" (as that term is defined in the Payment Agreement) shall not be assigned to Buyer.
Buyer agrees that Buyer shall be obligated to provide that "Service" as that term is defined in the Payment Agreement and Seller hereby assigns to Buyer all right to receive any future payments for the "Service Costs" (as that term is defined in the Payment Agreement).

     3. REPRESENTATIONS AND WARRANTIES OF SELLER. Seller represents and warrants to Buyer that to the best of its knowledge, the statements contained in this Section 3 are correct and complete as of the date of this Agreement (unless another date is indicated) and, unless a date is specified in such representation and warranty, will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Section 3).

          3.1 Organization of Seller and Company. Seller is duly incorporated, validly existing, and in good standing under the Laws of the State of Delaware. Company is duly incorporated, validly existing, and in good standing under the Laws of the State of Delaware and a registered foreign corporation with the Secretary of State of the State of Delaware..

          3.2 No Subsidiaries, etc. Company does not own, control or have a beneficial interest in any subsidiary or any stock or other security in the capital of another Person, or have any direct or indirect equity participation or ownership interest in any other Person. Company is not and has not agreed to become a member of any partnership, joint venture, limited liability company, unincorporated association or similar arrangement.

          3.3 Capitalization and Ownership of Company. Company's authorized, issued and outstanding capital stock consists of the Shares, all of which are held of record and beneficially by Seller, free and clear of any Liens. All of the Shares have been validly issued, are fully paid and non-assessable. There is no warrant, right, option, conversion privilege, stock or other security purchase plan, put, call or other contractual obligation relating to the offer, issuance, purchase or redemption, exchange, conversion, voting or transfer of any stock or other security in or debt of Company or other securities convertible into or exchangeable for capital stock in Company (now, in the future or upon the occurrence of any contingency) or that provides for any appreciation or similar right. There are no agreements to register any securities of Company or sales or resales thereof under any securities Laws.

          3.4 Authorization of Transaction. As of the Date of Closing, Seller has the legal capacity, power and authority to execute and deliver this Agreement and each agreement, document, instrument, certificate or affidavit executed by any of the parties hereto in connection herewith (collectively, together with this Agreement, the "Transaction Documents") to which it is a party, and to perform its respective obligations thereunder. All company, corporate and other actions or proceedings to be taken by or on the part of Seller to authorize and permit the Closing and the execution, delivery and performance by it of its respective obligations under the Transaction Documents to which they it is a party, have been duly and properly taken. Seller has duly executed and delivered the Transaction Documents to which it is a party.

          3.5. Noncontravention. Neither the Closing nor the execution, delivery and performance by Seller of its obligations under the Transaction Documents to which it is a party will (i) conflict with or result in a breach of any provision of the articles of organization or bylaws of Seller, or any other agreements or other instruments to which Seller is a party or under which it is bound, (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify or cancel, or require notice under any agreement, contract, lease, license, instrument or other arrangement to which Seller is a party, or under which it is bound or (iii) violate any Laws to which Seller is subject. Seller is not required to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by the Transaction Documents.

          3.6 Litigation. Except as disclosed in Exhibit "A" hereto, there are no judicial or administrative actions, claims, suits, proceedings or investigations pending or, to Seller's knowledge, threatened, which involve or are likely to involve Company. There are no judgments, orders, decrees, citations, fines or penalties heretofore assessed against Company under any Law that shall adversely affect any of its assets, businesses or operations.

          3.7 Brokers' Fees. No broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Seller.

     4. REPRESENTATIONS AND WARRANTIES OF BUYER. Buyer, to the best of its knowledge, represents and warrants to Seller that the statements contained in this Section 4 are correct and complete as of the date of this Agreement and, unless a date is specified in such representation and warranty, will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this
Section 4).

          4.1 Organization of Seller . Buyer is a corporation, duly organized, validly existing, and in good standing under the Laws of its jurisdiction of incorporation.

          4.2 Authorization of Transaction. Buyer has the legal capacity, power and authority to execute and deliver the Transaction Documents to which it is a party, and to perform its respective obligations thereunder. All company, corporate and other actions or proceedings to be taken by or on the part of Buyer to authorize and permit the Closing and the execution, delivery and performance by it of its respective obligations under the Transaction Documents to which it is a party, have been duly and properly taken. Buyer has duly executed and delivered the Transaction Documents to which it is a party.

          4.3. Noncontravention. Neither the Closing nor the execution, delivery and performance by Buyer of its obligations under the Transaction Documents to which it is a party will (i) conflict with or result in a breach of any provision of the articles of organization or bylaws of Buyer, or
(ii) violate any Laws to which Buyer is subject. Buyer is not required to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by the Transaction Documents.

          4.4 Brokers. No broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Buyer.

          4.5 Due Diligence. Buyer acknowledges that in entering into this Agreement, it has done its due diligence investigation with respect to all matters, financial or otherwise, related to its purchase of the Company or with respect to the Company, and has not relied on any statement, representation, communication or document made by Seller.

     5. CONDITIONS TO OBLIGATION TO CLOSE.

          5.1 Conditions to Obligation of Seller . The obligation of Seller to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions: (a) the representations and warranties set forth in Section 4 above shall be true and correct when made and shall be true and correct in all material respects as of the Closing; (b) Buyer shall have performed and complied with all of its covenants, agreements and obligations hereunder through the Closing; (c) Buyer has executed the Note; and (d) Buyer, and its Board of Directors, shall have resolved, approved, authorized and permitted the Closing and the execution and delivery of, and the performance by Buyer of its obligations under, the Transaction Documents to which it is a party, and evidence thereof reasonably satisfactory in form and substance to Seller shall have been delivered to Seller. Seller may waive any condition specified in this Section 5.1 if it executes a writing so stating at or prior to the Closing and such waiver shall not be considered a waiver of any other provision in this Agreement unless the writing specifically so states.

          5.2 Conditions to Obligations of Buyer . The obligation of Buyer to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions: (a) the representations and warranties set forth in Section 3 above shall be true and correct at and as of the Closing; (b) Seller shall have performed and complied with all of its covenants hereunder through the Closing; and (c) all actions to be taken by Seller in connection with the consummation of the transactions contemplated hereby and all certificates, opinions, instruments and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Buyer. Buyer may waive any condition specified in this Section 5.2 if Buyer executes a writing so stating at or prior to the Closing and such waiver shall not be considered a waiver of any other provision in this Agreement unless the writing specifically so states.

     6. INDEMNIFICATION.

          6.1 Survival of Representations and Warranties. All of the representations and warranties contained herein shall survive the Closing and continue in full force and effect for a period of two (2) years thereafter. The termination of any such representations and warranties, however, shall not affect any claim for breaches of representations or warranties if written notice thereof is given to the breaching party or parties prior to such termination date.

          6.2. Indemnity by Buyer. Buyer shall indemnify, defend and hold harmless Seller from, against and in respect of all Liabilities, obligations, judgments, Liens, injunctions, charges, orders, decrees, rulings, damages, dues, assessments, taxes, losses, fines, penalties, injuries, deficiencies, demands, expenses, fees, costs, amounts paid in settlement (including reasonable attorneys' and expert witness fees and disbursements in connection with investigating, defending or settling any action or threatened action) (collectively, the "Indemnified Losses") that arise out of, result from or relate to: (a) the inaccuracy of any representation or warranty made by Buyer herein or in any document certificate or other instrument required to be delivered hereunder; or (b) the breach or nonfulfillment of any agreement or covenant of Buyer contained herein or in any agreement or instrument required to be entered into in connection herewith.

          6.3 Indemnity by Seller. Seller shall indemnify, defend and hold harmless Buyer against and in respect of all Indemnified Losses that arise out of, result from or relate to: (a) the inaccuracy of any representation or warranty made by Seller herein or in any document certificate or other instrument required to be delivered hereunder; or (b) the breach or nonfulfillment of any agreement or covenant of Seller contained herein or in any agreement or instrument required to be entered into in connection herewith.

     7. TERMINATION.  The parties may terminate this Agreement by mutual
written consent at any time prior to the Closing.   A party may terminate this
Agreement by giving written notice to the other party at any time prior to the Closing in the event such other party has breached this Agreement in any material respect, been previously notified of such breach, and the breach has continued without cure for a period of 15 days after such notice of breach. If any party terminates this Agreement pursuant to this Section, all rights and obligations of the parties hereunder shall terminate without any Liability of any party to any other party (except for any Liability of any party then in breach).

     8. MISCELLANEOUS.

          8.1 Press Releases and Public Announcements. No party shall issue any press release or make any public announcement relating to the subject matter of this Agreement prior to the Closing without the prior approval of the other party.

          8.2 No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns.

          8.3 Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other party; provided, however, that Seller without the consent of Buyer, may (i) assign any or all of its rights and interests hereunder to one or more of its affiliates and (ii) designate one or more of
its affiliates to perform its obligations hereunder.   Seller consents, without
further notice, to Buyer's assignment of the Note and Security Agreement to Your Choice Communications, Inc. a Delaware corporation.

          8.4 Force Majeure. No party shall be liable to another for any failure to perform any obligations under this Agreement due to causes beyond its reasonable control and of a nature which neither has the authority or power to remedy, including without limitation, acts of God, acts of another party, acts of civil or military authority including governmental priorities, strikes or other labor disturbances, fires, floods, epidemics, wars and riots, delays in transportation or unavailability of materials or supplies from ordinary sources. In the event of such an occurrence, the party claiming relief shall give prompt written notice thereof to the other parties and any time for performance of an obligation shall be extended by time equal to the length of any delay attributable to such occurrence.

          8.5 Further and Future Assurances. Each party hereto agrees to do all acts and things and to make, execute, and deliver such written instruments, as shall from time to time be reasonably required to carry out the terms and provisions of this Agreement, including satisfaction, but not waiver, of the Closing conditions set forth in Section 5. At any time and from time to time after the Closing, at the request of another party and without further consideration, each party will execute and deliver such other documents and instruments and take such action as may reasonably necessary to consummate the transactions contemplated by the Transaction Documents and the Closing.

          8.6 Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given (i) upon confirmation of facsimile, (ii) one business day following the date sent when sent by overnight delivery and (iii) five business days following the date mailed when mailed by registered or certified mail return receipt requested and postage prepaid to the following address:

If to Seller:

Clariti Telecommunications International, Ltd.
185 Commerce Drive
Fort Washington, PA  19034
Attention: Peter S. Pelullo, CEO & President

With a copy to:

Eizen Fineburg & McCarthy, LLP
Two Commerce Square, Suite 3410
2001 Market Street
Philadelphia, PA  19103
Attention: Gary J. McCarthy, Esq.


If to Buyer:

Burns & Gimble, PA, Inc.
1000 Valley Forge Circle
Suite 116
King of Prussia, Pennsylvania 19406
Attn: John Dolan, CEO & President

With a copy to:

Joseph B. LaRocco, Esq.
49 Locust Avenue
Suite 107
New Canaan, CT 06840

Any party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

          8.7 Amendments and Waivers. This Agreement constitutes the entire agreement between the parties and supersedes all agreements, representations, warranties, statements, promises, and understandings, whether oral or written, with respect to the subject matter hereof, and neither party hereto shall be bound by nor charged with any oral or written agreements, representations, warranties, statements, promises, or understandings not specifically set forth in this Agreement or any exhibits hereto. This Agreement may not be amended,
altered, or modified except by a writing signed by the parties.   No amendment
of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the parties. No waiver by any party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

          8.8 Severability; Validity. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. In the event that any provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect in any respect whatsoever the validity or enforceability of the remainder of this Agreement. In the event that any provision(s) of this Agreement which materially affects the rights or obligations of the parties under this Agreement are ruled illegal or unenforceable by a court or regulatory authority, or are otherwise found to be illegal or unenforceable, the parties covenant that they shall negotiate and agree an equitable revision of this Agreement to replace the illegal or unenforceable provisions with terms having as near as possible the same commercial effect with a view to maintaining unaltered their mutual interests as currently protected under this Agreement and in any case preserving a balance between their respective rights and obligations.

          8.9 Survival of Rights. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties signatory hereto, their respective permitted successors and assigns.

          8.10 Expenses. Each of Seller and Buyer shall bear its own costs and expenses (including legal and accounting fees and expenses) in connection with this Agreement and the transactions contemplated hereby.

          8.11 Construction. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. All personal pronouns used in this Agreement, whether used in the masculine, feminine, or neuter gender, shall include all other genders; and the singular shall include the plural and vice versa. The captions and article, section and paragraph titles and headings in this Agreement are included for convenience of reference only and shall not affect or be considered in the interpretation or construction of any provisions of this Agreement. For purposes of this Agreement: (a) "including" shall mean including without limitation; (b) "Laws" shall mean all laws, rules, regulations, codes, injunctions, judgments, decrees, rulings, interpretations, constitution, ordinance, common law, treaty, regulations, or orders, of any federal, state, local, municipal and foreign, international, or multinational governments or administration and all related agencies, and any reference to any of the foregoing shall refer to all rules, regulations, ordinances and orders promulgated thereunder; and (c) "Person" shall mean any individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity or any department, agency, or political subdivision thereof.

          8.12 Incorporation of Exhibits and Schedules. Any Exhibits or Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

          8.13 Attorneys' Fees. Should any litigation be commenced between the parties hereto the party prevailing in such litigation shall be entitled, in addition to such other relief as may be granted, to a reasonable sum as and for its attorneys' fees and court costs in such litigation which shall be determined by the court in such litigation or in a separate action brought for that purpose.

          8.14 Governing Law. This Agreement shall be construed according to and governed by the Laws of the Commonwealth of Pennsylvania. This Agreement shall be governed by and construed in accordance with the domestic Laws of the Commonwealth of Pennsylvania without giving effect to any choice or conflict of law provision or rule (whether of the Commonwealth of Pennsylvania or any other jurisdiction) that would cause the application of the Laws of any jurisdiction other than the Commonwealth of Pennsylvania. Any and all legal proceedings concerning the infringement, breach or contemplated breach of this Agreement shall be filed in the Commonwealth of Pennsylvania, Philadelphia County only, and the parties hereto consent to such jurisdiction and venue.

          8.15 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

          8.16 MegaHertz 401K Plan. Buyer acknowledges that the Company's 401K plan (the "401K Plan") is in the process of being terminated and the assets distributed to the beneficiaries. The parties wish to have the current trustee of the 401K Plan, James M. Boyd (the "Trustee"), remain trustee of the 401K Plan for the purpose of completing the closing of the 401K Plan and the distributing of its assets. Buyer hereby agrees to cooperate and cause the Company to cooperate with the Trustee with respect to the termination of the 401K and shall assist the Trustee with respect to any actions necessary to accomplish the termination of the 401K Plan, as determined by the Trustee in his sole discretion.

SIGNATURES APPEAR ON THE FOLLOWING PAGE























     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                              SELLER:

                              Clariti Telecommunications International, Ltd.,
                               a Delaware corporation

                              BY: s/James M. Boyd
                              -----------------------------
                              James M. Boyd, Vice President Finance


                              BUYER:
                              Burns & Gimble, PA, Inc.
                               a Delaware corporation


                              BY: s/John Dolan
                              --------------------------------
                              John Dolan, CEO & President




LIST OF EXHIBITS:

"A"	Pending or Threatened Litigation (not included with this filing)
"B"	Promissory Note
"C"	Asset list (not included in this filing)

EXHIBIT "B"
PROMISSORY NOTE
SEE ATTACHED NOTE

























                                  PROMISSORY NOTE

Two Hundred and Fifty Thousand U.S. Dollars       Fort Washington, Pennsylvania
(USD $250,000)                                    May 23, 2001


FOR VALUE RECEIVED, Burns & Gimble, PA, Inc., a Delaware corporation ("Maker"), promises to pay to the order of Clariti Telecommunications International, Ltd., a Delaware corporation ("Payee"), on the first (1st) business day occurring two
(2) years after the date hereof (the "Due Date"), the principal sum of Two Hundred and Fifty Thousand U.S. Dollars (USD $250,000), together with interest at a rate equal to six percent (6%) per annum compounded annually (the "Interest Rate"), or, upon the occurrence of an Event of Default (as defined in
Section 4) and prior to the cure thereof, at a rate equal to eighteen percent (18%) per annum compounded monthly (the "Default Rate"), on the unpaid principal balance hereof on the basis of the actual number of days elapsed during any period during which shall be outstanding any of the unpaid principal balance of this Promissory Note (this "Note"), all upon the terms and conditions set forth herein.

     1. Payments; Prepayment. On the Due Date, the unpaid principal balance hereof and all interest accrued on the unpaid principal balance hereof and not previously paid through such date shall be due and payable on the Due Date,
without notice or demand by Maker to Payee.   At any time and from time to time
hereafter, Maker may prepay any or all of any sums due and payable hereunder, without penalty or premium provided that any prepayment of principal shall be accompanied by the payment of all accrued and unpaid interest thereon to the date of such prepayment. Each payment to Payee hereunder shall be payable by check or wire transfer to such account as Payee shall have designated in writing upon no less than two (2) business days prior notice in advance of the date on which such payment shall first be due and payable, or, in the absence of such designation, by check in good funds delivered to Payee at its address pursuant to Section 11 of this Note.


     2. Usury; Post-Judgment Interest. Notwithstanding any provision contained herein, Maker's liability for the payment of interest under this Note shall not exceed the limits now imposed by the applicable usury law. If any provision of this Note requires interest payments in excess of the highest rate permitted by law, the provision in question shall be deemed to require only the highest such payment permitted by law. Any amounts theretofore received by Payee hereunder in excess of the maximum amount of interest so permitted to be collected by Payee shall be applied by Payee in reduction of the outstanding principal balance hereof (in which event any applicable prepayment prohibition or premium shall be waived with respect to the amount so prepaid) or, if this Note shall have theretofore been paid in full, the amount of such excess shall be promptly returned by Payee to the Maker. Any judgment obtained for sums due under this Note shall accrue interest at the rate set forth herein until paid.

     3. Events of Default. For purposes hereof, each of the following shall constitute an Event of Default ("Event of Default") hereunder:

        (a) The first (1st) business day occurring two (2) years after the date hereof;

        (b) The failure of Maker to pay any sum due and payable hereunder on or before the date on which it first become due;

        (c) Maker shall be in default, after the expiration of any applicable period of notice, grace and opportunity to cure, of or under any agreement (other than this Note) to which Maker and Payee are parties;

        (d) Maker shall: (i) be adjudicated as bankrupt or insolvent; (ii) have entered against it an order: (A) for relief, (B) appointing a receiver or trustee for it or any of its property, or (C) approving a petition seeking reorganization or other similar relief under the bankruptcy or other similar laws of the United States or any state (domestic or foreign) or any other competent jurisdiction; (iii) file, or have filed against it, a proceeding under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law, provided, however, that, in the case of an involuntary proceeding, such involuntary proceeding is not dismissed within thirty (30) days; (iv) make an assignment for the benefit of creditors;
(v) voluntarily or involuntarily dissolve or be liquidated; (vii) sell, transfer, exchange, pledge, mortgage, encumber or otherwise dispose, liquidate or hypothecate substantially all of its assets; or (vi) take any action to authorize any of the foregoing.

     4.Remedies. Upon the occurrence of the Event of Default, Payee, at its option and without further notice to Maker, may enforce and seek to recover any all sums due and payable hereunder by any remedy available to Payee hereunder, at law or in equity. All remedies shall be cumulative and concurrent and may be pursued singly, successively or concurrently at Payee's discretion and may be exercised as often as occasion therefore shall occur. The failure to exercise any right or remedy shall in no event be construed as a waiver or release of the same.

     5. Waiver of Defenses. Maker waives presentment for payment, demand, notice of demand, notice of nonpayment or dishonor, protest and notice of protest of this Note, and all other notices in connection with the delivery, acceptance, performance, default, or enforcement of the payment of this Note.

     6. Enforcement Costs.   In addition to all other sums due and payable
hereunder, upon the occurrence of the Event of Default or the allegation of same by Payee, if Payee at any time retains one or more attorneys to enforce any obligation of Maker hereunder and Payee is wholly or partially successful, then, upon written notice from Payee, Maker shall pay Payee's reasonable attorney's fees, expenses and litigation costs, if any, which amount shall not be less than the greater of Two Thousand Dollars ($2,000) or ten percent (10%) of the amount so collected. Any such attorney's fees, expenses and litigation costs payable by Maker to Payee shall be payable as principal hereunder.

     7. Confession of Judgment; Waiver of Jury Trial.

MAKER HEREBY IRREVOCABLY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF RECORD IN THE COMMONWEALTH OF PENNSYLVANIA OR ELSEWHERE, TO APPEAR FOR MAKER IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE BROUGHT OR TO BE BROUGHT AGAINST MAKER AT THE SUIT OF PAYEE ON THIS NOTE, AND THEREIN TO CONFESS JUDGMENT AGAINST MAKER FOR ALL SUMS DUE BY MAKER HEREIN TOGETHER WITH COSTS OF SUIT AND AN ATTORNEY'S FEE FOR COLLECTION AS AFORESAID, AND FOR SO DOING THIS NOTE OR A COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

NO SINGLE EXERCISE OF THE FOREGOING POWER TO CONFESS JUDGMENT SHALL BE DEEMED TO EXHAUST THE POWER WHETHER OR NOT ANY SUCH EXERCISE SHALL BE HELD BY ANY COURT TO BE VALID, VOIDABLE, OR VOID, BUT THE POWER SHALL CONTINUE UNDIMINISHED AND IT MAY BE EXERCISED FROM TIME TO TIME AS OFTEN AS PAYEE SHALL ELECT, UNTIL SUCH TIME AS PAYEE SHALL HAVE RECEIVED PAYMENT IN FULL OF ALL AMOUNTS OWING
HEREUNDER, TOGETHER WITH COSTS.   THE REMEDIES OF PAYEE PROVIDED HEREIN OR
OTHERWISE AVAILABLE TO PAYEE AT LAW OR IN EQUITY AND THE WARRANTS OF ATTORNEY HEREIN CONTAINED SHALL BE CUMULATIVE AND CONCURRENT AND MAY BE PURSUED SINGLY, SUCCESSIVELY OR TOGETHER AT THE SOLE DISCRETION OF PAYEE, AND MAY BE EXERCISED AS OFTEN AS OCCASION THEREFOR SHALL OCCUR. THE FAILURE TO EXERCISE ANY SUCH RIGHT OR REMEDY SHALL IN NO EVENT BE CONSTRUED AS A WAIVER OR RELEASE OF THE SAME.

MAKER HEREBY RELEASES PAYEE AND SAID ATTORNEY OR ATTORNEYS FROM ALL ERRORS, DEFECTS AND IMPERFECTIONS WHATSOEVER IN ENTERING JUDGMENT BY CONFESSION HEREON AS AFORESAID OR IN ISSUING ANY PROCESS OR INSTITUTING ANY PROCEEDINGS RELATING THERETO AND HEREBY WAIVES ALL BENEFIT THAT MIGHT ACCRUE TO MAKER BY VIRTUE OF ANY PRESENT OR FUTURE LAWS EXEMPTING ANY PROPERTY, REAL OR PERSONAL, OR ANY PART OF THE PROCEEDS ARISING FROM ANY SALE OF ANY SUCH PROPERTY, FROM ATTACHMENT, LEVY OR SALE UNDER EXECUTION, OR PROVIDING FOR ANY STAY OF EXECUTION, EXEMPTION FROM CIVIL PROCESS OR EXTENSION OF TIME, AND AGREES THAT SUCH PROPERTY MAY BE SOLD TO SATISFY ANY JUDGMENT ENTERED ON THIS NOTE, IN WHOLE OR IN PART AND IN ANY ORDER AS MAY BE DESIRED BY PAYEE.

MAKER HEREBY EXPRESSLY WAIVES, TO THE MAXIMUM EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT IN WHICH AN ACTION MAY BE COMMENCED ARISING OUT OF THIS NOTE OR ANY OTHER DOCUMENTS OR INSTRUMENTS IN CONNECTION HEREWITH EXECUTED BY MAKER.

MAKER ACKNOWLEDGES THAT IT HAS KNOWINGLY AND VOLUNTARILY WAIVED THE RIGHT TO SERVICE AND NOTICE DESCRIBED ABOVE WITH THE ADVICE OF COUNSEL.

     8. Representations and Warranties. Maker represents and warrant to the Payee that: (i) its execution and delivery of this Note and the enforceability against it of the transactions hereby contemplated have been duly authorized by all requisite corporate or other entity action; (ii) this Note has been duly and validly executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms; (iii) its execution and delivery of this Note does not, and its performance of the transactions hereby contemplated will not result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any terms, conditions or provisions of any note, Note, security agreement, lien, mortgage or other agreement, instrument or obligation, oral or written, to which it is a party (whether as an original party or as an assignee or successor) or by which it or any of its properties is bound; and (iv) no approval or consent by any third party is required in connection with its execution and delivery of this Note and the transactions hereby contemplated.

     9. Binding Effect. This Note and all rights, obligations and powers granted hereby will bind and inure to the benefit of the parties hereto and their respective successors and assigns.

     10. Notices. All notices, requests, demands, and other communications hereunder must be in writing and shall be given by a nationally recognized overnight delivery service, addressed to the principal offices of each part or to such other address as shall have been designated in writing by any party. All notices, requests, demands and other communications hereunder shall be effective on the earlier of (i) when received or (ii) the next business day if sent by such nationally recognized overnight delivery service, and addressed as aforesaid, except that notice of change of address shall be effective only from the date of its receipt. For purposes hereof, the following are the principal offices:




If to Maker:

Burns & Gimble, PA, Inc.
1000 Valley Forge Circle
Suite 116
King of Prussia, Pennsylvania 19406
Attn: John Dolan, CEO & President

With a copy to:

Joseph B. LaRocco, Esq.
49 Locust Avenue
Suite 107
New Canaan, CN 06840

If to Payee:

Clariti Telecommunications International, Ltd.
185 Commerce Drive
Fort Washington, PA 19034
Attn.: Peter S. Pelullo, Chief Executive Office

With a copy to:

Eizen Fineburg & McCarthy, LLP
Two Commerce Square, Suite 3410
2001 Market Street
Philadelphia, PA  19103
Attn.: Gary J. McCarthy, Esquire


     12. Captions; Headings; Number; Gender. The captions and headings in this Note are inserted for convenience only, and in no way describe or limit the scope or intent of this Note or any of its provisions. Whenever used, the singular number shall include the plural, the plural the singular and the use of any gender shall be applicable to all genders

     13. Severability; Modification. The provisions of this Note are deemed severable. The invalidity or unenforceability of any provision shall not affect or impair the remaining provisions which shall continue in full force and effect. No modification of this Note shall be binding or enforceable unless in writing and signed by or on behalf of the party against whom enforcement is sought.

     14. Governing Law. Notwithstanding the jurisdiction in which this Note shall be executed, this Note shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania and the parties submit to the jurisdiction of the courts thereof.


SIGNATURES APPEAR ON THE NEXT PAGE









IN WITNESS WHEREOF, intending to be legally bound hereby, Maker and Payee have each caused this Note to be duly executed by their respective, duly-authorized representatives the day and year first above mentioned.


            MAKER:

                              Burns & Gimble, PA, Inc., a Delaware corporation

                              BY: s/ John Dolan
                              ---------------------------
                              John Dolan, CEO & President

                                 Exhibit 4.1




                              SECURED DEBENTURE

Seven Hundred Fifty Thousand U.S. Dollars		Fort Washington, Pennsylvania
                                                (U.S.)
(USD $750,000)                                  May 3, 2001


FOR VALUE RECEIVED, Clariti Telecommunications International, Ltd., a Delaware (U.S.) corporation ("Maker"), promises to pay to the order of Ansteed Investment Ltd. ("Payee"), on July 3, 2001 (the "Due Date"), the principal sum of Seven Hundred Fifty Thousand U.S. Dollars (USD $750,000), together with interest thereon at a rate equal to ten percent (10%) per annum calculated on the unpaid principal balance of this Debenture on the basis of the actual number of days elapsed during any period during which the unpaid principal balance of this Secured Debenture (this "Debenture") shall be outstanding, all upon the terms and conditions set forth in this Debenture.

     1. Payments. On the Due Date, the unpaid principal balance hereof and all interest accrued on the unpaid principal balance hereof and not previously paid through such date (the "Balance") shall be due and payable on the Due Date, without notice or demand by Maker to Payee. Each such payment, and any payment to Payee under Section 2 or 6 hereof, shall be payable by check or wire transfer to such account as Payee shall have designated in writing upon no less than two (2) business days prior notice in advance of the date on which such payment shall first be due and payable.

     2. Prepayments. At any time and from time to time hereafter, Maker may prepay any or all of any sums due and payable hereunder (the "Indebtedness"), provided that any prepayment of principal shall be accompanied by the payment of all accrued and unpaid interest thereon to the date of such prepayment.
From time to time hereafter, Maker shall pay any sums coming due and payable under Section 6 hereof; with any such payment applied first to interest accrued on the unpaid principal balance hereof and not previously paid through such date and then to the unpaid principal balance hereof. Maker may prepay any or all sums due and payable hereunder without penalty or premium. Any payment to Payee under Section 2 or 6 hereof, shall be payable by check or wire transfer to such account as Payee shall have designated in writing upon no less than two
(2) business days prior notice in advance of the date on which such payment shall first be due and payable.

     3. Warrants. Simultaneously upon Maker making this Debenture and receiving the funding of the initial principal balance hereof set forth above, Maker shall issue to Payee warrants to purchase a maximum of Four Hundred Thousand (400,000) shares of Maker's common stock, par value US$.001 per share ("Common Stock") in the form of the Common Stock Purchase Warrant attached as Exhibit "A" hereto (the "Common Stock Purchase Warrant"); provided, however, that the Common Stock Purchase Warrant shall be completed by entering thereon as: (a) the Issue Date thereof the date hereof; and (b) the Exercise Price thereof the closing price for one (1) share Makers common stock as reported on the National Association of Securities Dealers, Inc. Exchange or any other successor exchange on which the Shares may be listed (the "Exchange") as of the date of this Debenture. Shares underlying the Warrants shall be entitled to piggyback registration rights during the two (2) year period commencing upon sixty (60) days from the date hereof. In order to take advantage of the aforesaid piggyback registration rights, the Payee will be required to exercised the Warrants prior to including shares underlying such Warrants in the applicable registration statement.

     4. Event of Default. The failure of Maker to pay any sum due and payable hereunder on the date which is ten (10) days after the date on which Payee shall have given written notice of such failure to Maker shall constitute the Event of Default hereunder (the "Event of Default"); provided, however, that if Maker shall at any time be precluded, under the law of the jurisdiction of its incorporation, from paying any sum then due and payable hereunder because its surplus is insufficient for such purpose, Maker shall pay on account of such payment all available surplus and any remaining portion of such payment shall be paid in full by Maker upon the earlier to occur of: (i) the date that Maker may lawfully make such payment; or (ii) the date one hundred and twenty (120) days from the date such payment was first due and payable.

     5. Remedies. Upon the occurrence of the Event of Default, Payee, at its option and without further notice to Maker, may enforce and seek to recover any all sums due and payable hereunder by any remedy available to Payee hereunder, at law or in equity. All remedies shall be cumulative and concurrent and may be pursued singly, successively or concurrently at Payee's discretion and may be exercised as often as occasion therefore shall occur. The failure to exercise any right or remedy shall in no event be construed as a waiver or release of the same.

      6. Collateral.

          6.1 Maker Stock Issuance. As collateral security for the full and prompt payment of the Indebtedness, Maker hereby pledges and assigns to Payee and grants to Payee a security interest in fifty percent (50%) of any net cash proceeds paid to Maker after the date hereof from the sale by Maker or issuance of any Common Stock. Maker shall not pledge, assign or grant a security interest in such portion of any such cash proceeds to or in favor of any person other than Payee until such time as the Indebtedness shall have been repaid in full. Maker shall pay any such portion of such cash proceeds to Payee as a mandatory prepayment of the Indebtedness pursuant to Section 2 hereof within five (5) days after Maker's receipt of any cash proceeds from the sale or issuance of any Common Stock.

          6.2 Subsidiary Shares. As collateral security for the full and prompt payment of all sums payable hereunder (the "Indebtedness"), Maker hereby pledges and assigns to Payee and grants to Payee a security interest in: (a)
(i) one thousand (1,000) shares, which comprises one hundred percent (100%) of, the issued and outstanding common stock of Clariti Wireless Messaging, Inc., a Delaware corporation ("Clariti Wireless Shares") and (ii) not less than 7.4% of the issued and outstanding shares in the share capital of Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.) ACN 065 090 931, an Australian company ("Clariti Australia Shares" and, together with the Clariti Wireless Shares, the "Subsidiary Shares"); (b) any additional shares of capital stock of any corporation that issued any of the Subsidiary Shares (hereinafter, an "Issuing Corporation") which may hereafter be issued to Maker including, without limitation, shares issued pursuant to any stock split relating to or stock dividend in respect of the Subsidiary Shares (together with the Subsidiary Shares, the "Issued Shares"); (c) any and all other dividends on or distributions in respect of any of the Issued Shares, including, without limitation, any property distributed pursuant to a (i) recapitalization or reclassification of an Issuing Corporation's capital, (ii) reorganization, dissolution, liquidation (total or partial) or bankruptcy of an Issuing Corporation or (iii) merger or consolidation of an Issuing Corporation with or into another corporation (each, a "Distribution") and (d) all proceeds of any nature of any of the Issued Shares or any Distribution (collectively, all of the foregoing items in this paragraph shall hereinafter be referred to as the "Subsidiary Shares Collateral"). Maker hereby represents and warrants that on the date hereof it owns the Subsidiary Shares free and clear from any and all security interests, liens, claims, pledges, charges, restrictions on sale or other transfer or other encumbrances of any nature whatsoever ("Liens") except those in favor of Payee. Maker shall not pledge, assign or grant a security interest in the Subsidiary Shares Collateral to or in favor of any person other than Payee until such time as the Indebtedness shall have been repaid in full. Upon the occurrence of an Event of Default, Payee may by written notice instruct Maker to deliver to Payee or its agent or assignee all or any portion of the Subsidiary Shares Collateral, including all stock certificates evidencing any of the Issued Shares duly endorsed for transfer or with accompanied by duly executed and appropriate stock powers or other additional instruments, assignments, and other documents as, in Payee's reasonable judgment, shall be necessary for a sale of all or any portion of the Subsidiary Shares Collateral. Payee may then cause all or any portion of the Subsidiary Shares Collateral to be sold for cash only and in accordance with applicable law (including prior notice to Maker in accordance with applicable law but in no event upon less than ten (10) days actual notice to Maker) and apply the proceeds of any such sale (a) first, to Payee's reasonable fees, costs and expenses incurred to enforce its rights hereunder and in preparing for and conducting such sale; (b) second, to the payment of any other sums required under applicable law, (c) third, to the payment in full of the Indebtedness; and (d) last, to Maker, any excess proceeds of any such sale after the payment in full of the Indebtedness. If the sale proceeds are insufficient to satisfy the Indebtedness, Payee may enforce payment of such deficiency under the terms of this Debenture. Maker may bid or otherwise participate in any such sale. Before effecting any such sale or transfer, Maker may require the execution and delivery of appropriate representations that the shares are being purchased for investment only and not with a view to resale or distribution or otherwise in violation of any applicable securities laws.

          6.3 Commercial Agreements.   As collateral security for the full and
prompt payment of the Indebtedness, Maker hereby pledges and assigns to Payee and grants to Payee a security interest in: (a) any cash proceeds paid to Maker after the date hereof in respect of its interest in or under any of: (a) that certain Commercial Marketing Agreement made September 26, 2000, by and between Maker and Albacom S.p.A., a corporation organized under the laws of Italy (the "Albacom Agreement"); (b) that certain Joint Venture Agreement made April 19, 2001, by and between Maker and Pasubio S.p.A., a corporation organized under the laws of Italy (the "Pasubio Agreement"); (c) that certain Memorandum of Understanding made December 8, 2000, by and between Maker and DADA, S.p.A., a corporation organized under the laws of Italy ("DADA"), the subject matter of which involves the super Eva portal, a website owned by DADA (the "DADA Website MOU"); and (d) that certain Memorandum of Understanding made February 9, 2001, by and between Maker and DADA, the subject matter of which involves Autostrade S.p.A., a corporation organized under the laws of Italy (the "DADA Autostrade MOU" and, together with the Albacom Agreement, Pasubio Agreement and DADA
Website MOU, the "Commercial Agreements").   Maker hereby represents and
warrants that on the date hereof it owns its rights, title and interests in the Commercial Agreements free and clear from any and all Liens except those in favor of Payee. Maker shall not pledge, assign or grant a security interest in such cash proceeds to or in favor of any person other than Payee until such time as the Indebtedness shall have been repaid in full. Maker shall pay any such cash proceeds to Payee as a mandatory prepayment of the Indebtedness pursuant to Section 2 hereof within five (5) days after Maker's receipt of such cash proceeds.

          6.4 Intellectual Property. As collateral security for the full and prompt payment of the Indebtedness, Maker hereby pledges and assigns to Payee and grants to Payee a security interest in: i) all patents which have been issued and/or pending for the benefit of the Maker and/or its subsidiaries and that are reflected on Exhibit B attached hereto; and ii) all proprietary trademarks and intellectual property.

     7. Post-Judgment Interest; Usury. Any judgment obtained for sums due under this Debenture shall accrue interest until paid. Notwithstanding any provision contained herein, Maker's liability for the payment of interest under this Debenture shall not exceed the limits now imposed by the applicable usury law. If any provision of this Debenture requires interest payments in excess of the highest rate permitted by law, the provision in question shall be deemed to require only the highest such payment permitted by law. Any amounts theretofore received by Payee hereunder in excess of the maximum amount of interest so permitted to be collected by Payee shall be applied by Payee in reduction of the outstanding principal balance hereof (in which event any applicable prepayment prohibition or premium shall be waived with respect to the amount so prepaid) or, if this Debenture shall have theretofore been paid in full, the amount of such excess shall be promptly returned by Payee to the Maker

     8. Waiver of Defenses. Maker waives presentment for payment, demand, notice of demand, notice of nonpayment or dishonor, protest and notice of protest of this Debenture, and all other notices in connection with the delivery, acceptance, performance, default, or enforcement of the payment of this Debenture.

     9. Representations and Warranties. Maker represents and warrants to the Payee that: (i) its execution and delivery of this Debenture and the enforceability against it of the transactions hereby contemplated have been duly authorized by all requisite corporate, Maker or other entity action; (ii) this Debenture has been duly and validly executed and delivered by it and constitutes its legal, valid and binding obligation; (iii) its execution and delivery of this Debenture does not, and its performance of the transactions hereby contemplated will not result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any terms, conditions or provisions of any note, debenture, security agreement, lien, mortgage or other agreement, instrument or obligation, oral or written, to which it is a party (whether as an original party or as an assignee or successor) or by which it or any of its properties is bound; and (iv) no approval or consent by any third party is required in connection with its execution and delivery of this Debenture and its transactions hereby contemplated.

     10. Binding Effect. This Debenture and all rights, obligations and powers granted hereby will bind and inure to the benefit of the parties hereto and their respective successors and assigns.

     11. Notices. All notices, requests, demands, and other communications hereunder must be in writing and shall be given by a nationally recognized overnight delivery service, addressed to the principal offices of each part or to such other address as shall have been designated in writing by any party. All notices, requests, demands and other communications hereunder shall be effective on the earlier of (i) when received or (ii) the next business day if sent by such nationally recognized overnight delivery service, and addressed as aforesaid, except that notice of change of address shall be effective only from the date of its receipt. For purposes hereof, the following are the principal offices:

     If to Payee:

Ansteed Investment Ltd.
Elisabethenanlage #7
4002 Basle Switzerland

With a copy to:

Stuart W. Settle, Esq.
511 North Boulevard
Suite 8
Richmond, VA 23220


If to Maker:

185 Commerce Drive
Fort Washington, PA 19034
Attn.: Peter S. Pelullo, Chief Executive Office

With a copy to:

Eizen Fineburg & McCarthy, LLP
Two Commerce Square, Suite 3410
2001 Market Street
Philadelphia, PA  19103
Attn.: Gary J. McCarthy, Esquire

     12. Captions; Headings; Number; Gender. The captions and headings in this Debenture are inserted for convenience only, and in no way describe or limit the scope or intent of this Debenture or any of its provisions. Whenever used, the singular number shall include the plural, the plural the singular and the use of any gender shall be applicable to all genders

     13. Severability; Modification. The provisions of this Debenture are deemed severable. The invalidity or unenforceability of any provision shall not affect or impair the remaining provisions which shall continue in full force and effect. No modification of this Debenture shall be binding or enforceable unless in writing and signed by or on behalf of the party against whom enforcement is sought.

     14. Assignment. Payee shall not assign, transfer, encumber, pledge or otherwise convey any portion or all of this Debenture (including any rights or obligations hereunder), without the prior written approval of Maker.

     15. Governing Law. Notwithstanding the jurisdiction in which this Debenture shall be executed, this Debenture shall be governed by and construed in accordance with the laws of the State of Delaware, the domicile of the Maker, and the parties submit to the jurisdiction of the courts of such jurisdiction.

     16. Loan Placement Fee. Five Thousand Dollars ($5,000) of the principal sum shall be paid to Payee upon closing for this Debenture.

[SIGNATURES APPEAR NEXT PAGE]



IN WITNESS WHEREOF, intending to be legally bound hereby, Maker has caused this Debenture to be duly executed by its duly-authorized representative the day and year first above mentioned.


          MAKER:
                              Clariti Telecommunications International, Ltd.

                              BY:  s/ Peter S. Pelullo
                                   ------------------------------
                                   Peter S. Pelullo, Chief Executive Officer



          ON BEHALF OF PAYEE FOR IDENTIFICATION PURPOSES ONLY:

                              BY:  s/ Stuart W. Settle
                                   ------------------------------
                              Name: Stuart W. Settle, Special Counsel, on
behalf
                                    of Payee


EXHIBITS A and B not included with this filing

                              Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITOR

We consent to the incorporation by reference in Amendment No. 1 to Form S-3 Registration Statement No. 333-96039 of Clariti Telecommunications International, Ltd. of our report dated September 14, 2001 appearing in the annual report on Form 10-K of Clariti Telecommunications International, Ltd. for the year ended June 30, 2001, and to the reference to us under the heading "EXPERTS" in the Prospectus, which is a part of such Registration Statement.



                                           s/COGEN SKLAR LLP
                                           -----------------
                                           COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 14, 2001