Form 10-K/A
period 2001-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2001-10-29
CIK 941814

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE


                                 PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of October 15, 2001:

                                   Current Position(s)           Director
Name                     Age         with Company                  Since
--------------------     ---     -------------------------     -------------

Peter S. Pelullo         49      Chief Executive Officer,       June 1989
                                 President, Chief Financial
                                 Officer and Director

Michael H. Jordan        65      Chairman of the Board          October 1999
                                 and Director

Louis C. Golm            60      Vice Chairman of the Board     April 1999
                                 and Director

John N. D'Anastasio      53      Director                       June 1991

Robert J. Sannelli       56      Director                       June 1991

Chester John Hunt        32      Director                       October 1999

Hans Georg Hinderling    57      Director                       October 1999

Abraham Carmel           68      Director                       October 1999

Ernest J. Cimadamore     39      Senior Vice President and
                                 Secretary

James M. Boyd, Jr.       45      Vice President of Finance
                                 and Chief Accounting
                                 Officer

David C. Bryan           46      Senior Vice President and
                                 Chief Operating Officer of
                                 RadioNet International, Ltd.


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

         A brief description of the business experience during the past five years or more of each director and executive officer of the Company is as follows:

         Peter S. Pelullo is the founder of the Company. He has been employed by the Company during the past five years, holding the titles of Chairman of the Board, Chief Executive Officer and President at various times in that period, and he has been the Company's Chief Financial Officer during the entire five-year period. In December 2000, Mr. Pelullo relinquished the title of Chairman of the Board with the election of Michael H. Jordan to that position. Mr. Pelullo was most recently reappointed the Company's Chief Executive Officer in December 2000.

         Michael H. Jordan was elected a director and Co-Vice Chairman of the Company in October 1999, and he was elected Chairman of the Board in December 2000. On December 31, 1998, Mr. Jordan retired as the Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation), positions he had held since July 1993. Currently, Mr. Jordan serves on the board of directors of Luminant Worldwide Corporation, Dell Computer Corporation, Aetna Inc., Screamingmedia Inc. and WPP Group plc.

         Louis C. Golm was elected a director of the Company and Vice Chairman of the Board in April 1999. Mr. Golm retired from AirTouch International and AirTouch Corporation in 1999, at which time he was serving as President of AirTouch International and Vice President of AirTouch Corporation, one of the largest cellular and paging providers in the U.S. from 1994 to 1997, Mr. Golm was President and Chief Executive Officer of AT&T - Japan, a subsidiary of AT&T, one of the largest communications companies in the world. Mr. Golm is currently a director of U.S. Wireless, SBS Technologies, Inc. and Quanta Services.

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

         Abraham Carmel was elected a director of the Company in October 1999. Since 1994, Mr. Carmel has been President and owner of Carmel Associates, an investment banking firm. Mr. Carmel is currently Chairman of Datawave Systems, Inc., Chief Executive Officer of Atlantic Communications International, Ltd. and Chairman/CEO of Cash Card Communications Corp., Ltd.

         Ernest J. Cimadamore has been Secretary of the Company since 1990. He was also appointed Senor Vice President in February 2001.

         James M. Boyd, Jr. was appointed Vice President of Finance and Chief Accounting Officer in February 1997. From 1981 to 1997, Mr. Boyd worked in several financial management roles with Sunoco, Inc., a petroleum refining and marketing company. Mr. Boyd is a certified public accountant.

         David C. Bryan has been Senior Vice President and Chief Operating Officer of RadioNet International, Ltd., a wholly owned subsidiary of the Company, since August, 2001. He held the same position with another Company subsidiary, Clariti Wireless Messaging, Inc. between December 1998 and August, 2001. From July 1997 to December 1998, Mr. Bryan was the Company's Senior Vice President and Chief Operating Officer. Prior to joining Clariti, Mr. Bryan spent 18 years with General Atronics Corporation ("GAC"), a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products. In his most recent position with GAC, Mr. Bryan was Director of Business Development.


Section 16(a) Beneficial Ownership Reporting Compliance

         The rules of the Securities and Exchange Commission require the Company to disclose late filings of reports of stock ownership, or changes in ownership, by its directors, officers, and 10% stockholders. Based on its review of the copies of forms it received, or written representations from reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended June 30, 2001, all reports required under Section 16(a) of the Securities Exchange Act for its directors, officers, and 10% stockholders were filed on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued during the fiscal years ended June 30, 2001, 2000 and 1999 ("Fiscal 2001," "Fiscal 2000," and "Fiscal 1999," respectively) to the Company's Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus earned them more than $100,000 during Fiscal 2001 (collectively, the "Named Executives").

                          SUMMARY COMPENSATION TABLE
                                                          Long-Term
                                                        Compensation
                                                            Awards
                                                       ---------------
                                                               Secur-
                                                               ities
                                  Annual      Other    Restr-  Under-    All
                               Compensation   Annual   icted   lying    Other
    Name and          Fiscal  --------------  Compen-  Stock   Options  Compen-
    Principal          Year  Salary   Bonus   sation   Awards  /SARs    sation
    Position           Ended ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
--------------------  ------  ------  ------  -------  ------  -------  -------
Peter S. Pelullo       2001   707(a)     29(d)  53(e)       -     239      -
Chief Executive        2000   741(b)      -     35(e)       -       -      -
Officer and            1999   634(c)     85     33(e)       -       -      -
President

Ronald R. Grawert      2001   144(g)      -      5(g)       -       -      -
Former Chief           2000   408(h)      -      5(h)       -       -      -
Executive Officer(f)   1999    12(i)     75      -          -   1,250      -

David C. Bryan         2001   166(j)      6(m)   9(j)       -     214      -
Senior Vice            2000   146(k)      -      6(k)       -       -      -
President and Chief    1999   143(l)      -      7(l)       -       -      -
Operating Officer,
RadioNet Int'l. Ltd.

James M. Boyd, Jr.     2001   138(n)      6(q)   9(n)       -      62      -
Vice President of      2000   125(o)      -      6(o)       -      53      -
Finance and Chief      1999   110(p)      1      7(p)      12       3      -
Accounting Officer

Ernest J. Cimadamore   2001   116(r)      5(u)   9(r)       -      48      -
Senior Vice            2000    96(s)      -      6(s)       -      38      -
President              1999    86(t)      -      7(t)       -       6      -

William B. Eisenstadt  2001   116(w)      5(x)   3(w)       -      97      -
Vice President of      2000     -         -      -          -       -      -
Law and General        1999     -         -      -          -       -      -
Counsel (v)

(a) During Fiscal 2001, Mr. Pelullo was paid a salary of $674,000. As of June 30, 2001, accrued but unpaid compensation due Mr. Pelullo was $33,000.

(b) During Fiscal 2000, Mr. Pelullo was paid a salary of $691,000, including $10,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $60,000 for unused vacation pay.

(c) During Fiscal 1999, Mr. Pelullo was paid a salary of $572,000, including $24,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $76,000 for unused vacation pay. As of June 30, 1999, accrued but unpaid compensation due Mr. Pelullo was $10,000.

(d) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Pelullo received 120,334 special options valued at $29,000.

(e) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):

                            Fiscal 2001       Fiscal 2000       Fiscal 1999
                            -----------       -----------       -----------
         Auto expense            $29                $16              $16
         Travel allowance          5                  5                5
         Health benefits          15                 12                9
         Insurance benefits        4                  2                3
                              ------             ------           ------
         Totals                  $53                $35              $33
                              ------             ------           ------

(f) Mr. Grawert resigned as CEO for personal reasons effective November 1, 2000.

(g) During Fiscal 2001, Mr. Grawert was paid a salary of $146,000, including $2,000 representing the payment of accrued but unpaid salaries from the prior year. Other annual compensation for Mr. Grawert during Fiscal 2001 consisted of insurance benefits.

(h) During Fiscal 2000, Mr. Grawert was paid a salary of $411,000, including $5,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Grawert was $2,000. Other annual compensation for Mr. Grawert during Fiscal 2000 consisted of insurance benefits.

(i) During Fiscal 1999, Mr. Grawert was paid a salary of $7,000. As of June 30, 1999, accrued but unpaid compensation due Mr. Grawert was $5,000.

(j) During Fiscal 2001, Mr. Bryan was paid a salary of $160,000, including $1,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2001, accrued but unpaid compensation due Mr. Bryan was $4,000. Other annual compensation for Mr. Bryan during Fiscal 2001 consisted of health benefits.

(k) During Fiscal 2000, Mr. Bryan was paid a salary of $152,000, including $7,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Bryan was $1,000. Other annual compensation for Mr. Bryan during Fiscal 2000 consisted of health benefits.

(l) During Fiscal 1999, Mr. Bryan was paid salaries of $139,000, including $3,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. Bryan was $7,000. Other annual compensation for Mr. Bryan during Fiscal 1999 consisted of health benefits.

(m) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Bryan received 26,442 special options valued at $6,000.

(n) During Fiscal 2001, Mr. Boyd was paid a salary of $138,000, including $1,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2001, accrued but unpaid compensation due Mr. Boyd was $1,000. Other annual compensation for Mr. Boyd during Fiscal 2001 consisted of health benefits.

(o) During Fiscal 2000, Mr. Boyd was paid a salary of $128,000, including $4,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Boyd was $1,000. Other annual compensation for Mr. Boyd during Fiscal 2000 consisted of health benefits.

(p) During Fiscal 1999, Mr. Boyd was paid a salary of $109,000, including $2,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. Boyd was $4,000. Other annual compensation for Mr. Boyd during Fiscal 1999 consisted of health benefits.

(q) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Boyd received 23,365 special options valued at $6,000.

(r) During Fiscal 2001, Mr. Cimadamore was paid a salary of $113,000. As of June 30, 2001, accrued but unpaid compensation due Mr. Cimadamore was $3,000. Other annual compensation for Mr. Cimadamore during Fiscal 2001 consisted of health benefits.

(s) During Fiscal 2000, Mr. Cimadamore was paid a salary of $98,000, including $2,000 representing the payment of accrued but unpaid salaries from the prior year. Other annual compensation for Mr. Cimadamore during Fiscal 2000 consisted of health benefits.

(t) During Fiscal 1999, Mr. Cimadamore was paid a salary of $85,000, including $1,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 1999, accrued but unpaid compensation due Mr. Cimadamore was $2,000. Other annual compensation for Mr. Cimadamore during Fiscal 1999 consisted of health benefits.

(u) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Cimadamore received 19,904 special options valued at $5,000.

(v)      Mr. Eisenstadt's employment with the Company terminated on July 9,
         2001.

(w) During Fiscal 2001, Mr. Eisenstadt was paid a salary of $112,000. As of June 30, 2001, accrued but unpaid compensation due Mr. Eisenstadt was $4,000. Other annual compensation for Mr. Eisenstadt during Fiscal 2001 consisted of health benefits.

(x) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Eisenstadt received 21,635 special options valued at $5,000.

         The following table provides information regarding options to purchase shares of the Company's common stock granted to the Named Executives during Fiscal 2001:

                                    Option Grants
                           For the Year Ended June 30, 2001
                           --------------------------------
                       Number of
                       Securities     % of Total
                       Underlying    Options/SARs
                      Options/SARS    Granted to     Exercise or
                         Granted     Employees in    Base Price    Expiration
        Name             (#000)       Fiscal Year     ($/Share)       Date
--------------------  ------------   ------------   -----------   -------------
Peter S. Pelullo        118.8(a)          6%          $ 4.750     Sep. 07, 2010
Peter S. Pelullo        120.3(b)          6%          $ 0.001     Jan. 21, 2002
Ronald R. Grawert           -(c)         (c)              (c)          (c)
David C. Bryan          125.0(d)          7%          $ 5.960     July 17, 2010
David C. Bryan           62.5(e)          3%          $ 4.750     Sep. 07, 2010
David C. Bryan           26.4(f)          1%          $ 0.001     Jan. 21, 2002
James M. Boyd, Jr.       38.2(g)          2%          $ 4.750     Sep. 07, 2010
James M. Boyd, Jr.       23.4(h)          1%          $ 0.001     Jan. 21, 2002
Ernest J. Cimadamore     28.1(i)          1%          $ 4.750     Sep. 07, 2010
Ernest J. Cimadamore     19.9(j)          1%          $ 0.001     Jan. 21, 2002
William B. Eisenstadt    75.0(k)          4%          $ 5.060     Aug. 21, 2010
William B. Eisenstadt    21.6(l)          1%          $ 0.001     Jan. 21, 2002

(a)      All of Mr. Pelullo's options were vested upon issuance.

(b) Reflects special options granted to Mr. Pelullo as further described in note (d) to the Summary Compensation Table above. Such options were vested upon issuance.

(c) Mr. Grawert was granted 625,000 options on September 7, 2000. However, such options were not included in the table above because they were forfeited 30 days after Mr. Grawert's termination date. Mr. Grawert resigned as CEO of the Company for personal reasons on November 1, 2000.

(d) Of the options granted to Mr. Bryan on July 19, 2000, 31,250 were vested upon issuance; 31,250 will vest on July 19, 2001; 31,250 will vest on July 19, 2002; and 31,250 will vest on July 19, 2003.

(e) Of the options granted to Mr. Bryan on September 7, 2000, 20,834 were vested on January 1, 2001; 20,833 will vest on January 1, 2002; and 20,833 will vest on January 1, 2003.

(f) Reflects special options granted to Mr. Bryan as further described in note (i) to the Summary Compensation Table above. Such options were vested upon issuance.

(g) Of the options granted to Mr. Boyd on September 7, 2000, 12,750 were vested on January 1, 2001; 12,750 will vest on January 1, 2002; and 12,750 will vest on January 1, 2003.

(h) Reflects special options granted to Mr. Boyd as further described in note (m) to the Summary Compensation Table above. Such options were vested upon issuance.

(i) Of the options granted to Mr. Cimadamore on September 7, 2000, 9,375 were vested on January 1, 2001; 9,375 will vest on January 1, 2002; and 9,375 will vest on January 1, 2003.

(j) Reflects special options granted to Mr. Cimadamore as further described in note (q) to the Summary Compensation Table above. Such options were vested upon issuance.

(k) Mr. Eisenstadt's employment with the Company terminated on July 9, 2001. Of the options granted to Mr. Eisenstadt on August 21, 2000, 12,500 were vested on January 1, 2001 and subsequently forfeited 30 days after his termination date. The remaining 62,500 options were unvested and thus forfeited upon Mr. Eisenstadt's termination.

(l) Reflects special options granted to Mr. Eisenstadt as further described in note (t) to the Summary Compensation Table above. Such options were vested upon issuance and were not forfeited upon Mr. Eisenstadt's termination.

         The following table provides information regarding exercised/unexercised stock options held by the Named Executives:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                      For the Year Ended June 30, 2001
              ---------------------------------------------------
                                                    Number of
                                                    Securities
                                                    Underlying
                                                    Unexercised     Value of
                                                   Options/SARs    Unexercised
                                                    At Fiscal      In-the-Money
                          Shares                     Year End      Options/SARS
                       Acquired on       Value     Exercisable/     at Fiscal
                         Exercise      Realized    Unexercisable    Year End(a)
Name                      (#000)        ($000)        (#000)          ($000)
--------------------    -----------    --------    ------------    ------------
Peter S. Pelullo             0             0          477/0           $22/0
Ronald R. Grawert(b)         0             0            0/0           $ 0/0
David C. Bryan               0             0          204/135         $ 5/0
James M. Boyd, Jr.           0             0           78/60          $ 4/0
Ernest J. Cimadamore         0             0           60/44          $ 4/0
William B. Eisenstadt(c)     0             0           34/63          $ 4/0


(a) Calculated on the basis of the fair market value of the Company's common stock of $0.18 per share as of June 30, 2001, minus the exercise price.

(b) Mr. Grawert resigned as CEO of the Company for personal reasons on November 1, 2001.

(c)      Mr. Eisenstadt's employment with the Company terminated on July 9,
         2001.


Compensation Plans

         With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2001, Fiscal 2000 and Fiscal 1999, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above, except as noted below.


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

         Effective June 21, 1999, the Company hired Ronald R. Grawert as its Chief Executive Officer and agreed to pay him a signing bonus of $75,000 and a base salary of $400,000 per year increasing 8%, 9% and 10% cumulatively for each of the next three years, plus certain fringe benefits. Mr. Grawert's employment contract also provides for annual cash bonuses equal to 20% of his base salary for Fiscal 2000, and 50% of his base salary in the years ended June 30, 2001 and June 30, 2002. In addition, the Company issued to Mr. Grawert options to purchase 1,250,000 shares of common stock at a price of $11.1248 per share, the market price as of the date of grant. Effective on November 1, 2000, Mr. Grawert resigned his position as Chief Executive Officer of the Company for personal reasons and entered into a consulting agreement with the Company pursuant to which he would provide advisory services to the Company regarding operational and management matters. Mr. Grawert's compensation under the consulting agreement was $8,000 per month, and the Company issued to Mr. Grawert 150,000 common stock purchase warrants exercisable at $4.00 per share over a 5-year period. Mr. Grawert terminated the consulting agreement and resigned from the Company's board of directors on February 26, 2001. Pursuant to the terms of the consulting agreement, Mr. Grawert has until August 26, 2002 to exercise the 150,000 common stock purchase warrants. All of Mr. Grawert's common stock options were forfeited.

         Effective August 22, 2001, RadioNet International, Ltd., a wholly owned subsidiary of the Company, entered into an employment agreement with David C. Bryan as its Senior Vice President and Chief Operating Officer. Pursuant to his employment agreement, RadioNet International, Ltd. agreed to pay Mr. Bryan $179,850 per year increasing 10%after the first full year, plus certain fringe benefits. In addition, Mr. Bryan was granted options to purchase 62,500 shares of the Company's common stock at a price of $0.09 per share, the market price as of August 22, 2001. The options vest over a two-year period and remain in effect for ten years from the date of the grant. In the event Mr. Bryan is terminated without cause or he resigns for "Good Reason" as defined in the Agreement, he is entitled to be paid his annual salary for the remaining term of his contract, but not less than six months nor more than twelve months.

         Effective as of February 10, 2000, the Company entered into a new employment agreement with James Boyd, the Company's Vice President of Finance and Chief Accounting Officer. Pursuant to such agreement, the Company agreed to pay Mr. Boyd $135,000 per year increasing at least 8% and 9%, cumulatively for each of the next two years, plus certain fringe benefits. The Company also issued Mr. Boyd options to purchase 52,500 shares of common stock at a purchase price of $9.75 per share. Such options vest over a three year period. The options remain in effect for a term of ten years from the date of grant. In the event Mr. Boyd is terminated without cause (as defined therein), he is entitled to be paid his annual salary for a period of six months and continue to receive all employee benefits to which he is entitled at the time of termination for a period of six months.

         Effective as of May 9, 2000, the Company entered into an employment agreement with Ernest Cimadamore, the Company's Senior Vice President and Corporate Secretary. Pursuant to such agreement, the Company agreed to pay Mr. Cimadamore $115,000 per year increasing at least 8% and 9%, cumulatively for each of the next two years, plus certain fringe benefits. The Company also issued Mr. Boyd options to purchase 37,500 shares of common stock at a purchase price of $8.38 per share. Such options vest over a three year period. The options remain in effect for a term of ten years from the date of grant. In the event Mr. Cimadamore is terminated without cause (as defined therein), he is entitled to be paid his annual salary for a period of six months and continue to receive all employee benefits to which he is entitled at the time of termination for a period of six months.

         Effective as of August 4, 2000, the Company entered into an employment agreement with William Eisenstadt, the Company's former Vice President of Law and General Counsel. Pursuant to such agreement, the Company agreed to pay Mr. Eisenstadt $135,000 per year increasing at least 8% and 9%, cumulatively for each of the next two years, plus certain fringe benefits. The Company also issued Mr. Eisenstadt options to purchase 75,000 shares of common stock at a purchase price of $5.06 per share. Such options vest over a three year period. The options remain in effect for a term of ten years from the date of grant. Mr. Eisenstadt's employment with the Company terminated on July 9, 2001.


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

         The Stock Option Plan terminates in November 2001, unless terminated sooner by the Board of Directors. A total of 5 million shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify or suspend the Stock Option Plan. The Board of

Directors may not, however, without the approval of the stockholders of the Company, (i) increase the maximum number of shares of common stock which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or
(v) materially modify the requirements as to eligibility for participation in the Stock Option Plan. Since the adoption of the Stock Option Plan, no options have been granted thereunder.

Compensation of Directors

         Outside directors receive payments of $1,000 per month plus $500 per director's meeting attended and reasonable costs and expenses of travel and lodging for attendance at director's meetings. Due to the Company's severe cash shortage, the Company accrued, but did not pay 2 months of director fees (a total of $2,000 per outside director) during Fiscal 2001.

         On September 7, 2000, all members of the Company's board of directors received options to purchase shares of the Company's common stock at a price of $4.75 per share, the market prices on the date of the grant. The number of options granted for each director was equal to 50% of the existing options held by such director immediately prior to September 7, 2000, and such options vested immediately. The following table provides the number of options granted to each director on September 7, 2000:

     Michael Jordan      112,500
     Peter Pelullo       118.750
     Louis Golm          112,500
     John D'Anastasio     62,500
     Robert Sannelli      62,500
     Chester Hunt         12,500
     Hans Hinderling      12,500
     Abraham Carmel       12,500

         In connection with his election as Chairman of the Company's board of directors effective December 1, 2000, Mr. Jordan entered into a consulting contract with the Company pursuant to which he would be paid $200,000 per year base compensation and was granted a total of 375,000 additional stock options exercisable at $3.44 per share, the market price on the date of grant, over a 10-year period. Such additional stock options vest 50% on December 1, 2001 and 50% on December 1, 2002, provided that Mr. Jordan is still Chairman of the Company at those times. The consulting agreement also provides for the payment of an annual incentive bonus to Mr. Jordan equal to his base compensation multiplied by the percentage increase in the market price of the Company's common stock during each year ending December 1st, with a minimum of 25%. The annual bonus shall be payable to Mr. Jordan in the form of cash, stock options, stock grants, or some combination thereof, as mutually agreed. Due to the Company's severe cash shortage, the Company accrued, but did not pay approximately $58,000 to Mr. Jordan under his consulting agreement during Fiscal 2001.

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

         Compensation paid to the Company's Chief Executive Officers during Fiscal 2001 consisted principally of base salary and fringe benefits to which they were entitled pursuant to their employment agreements. Mr. Grawert was paid a base salary of approximately $144,000 and fringe benefits of approximately $5,000 from July 1, 2000 through November 1, 2000, his date of resignation, all in accordance with his employment agreement. Mr. Pelullo was paid a base salary approximately $707,000 and fringe benefits of approximately $53,000, all in accordance with his employment agreement. On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Pelullo received 120,334 special options valued at $29,000.

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

                              By the Board of Directors

                              Peter S. Pelullo, Michael H. Jordan, Louis C. Golm, John N. D'Anastasio, Robert J. Sanelli, Chester Hunt, Hans Hinderling and Abraham Carmel



ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2001, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                              Amount and
                                              Nature of
                                              Beneficial
                                              Ownership             Percent of
Name and Address                                (#000)               Class (a)
----------------------------                --------------         ------------
Fair Springs Trust                            13,345(b)               37.3%
Elisabethanlage 7
4051 Basel
Switzerland

Hans Hinderling                               13,386(c)               37.4%

Peter S. Pelullo                               1,718(d)                4.8%

Louis C. Golm                                    338(e)                0.9%

Michael H. Jordan                                263(f)                0.7%

David Bryan                                      236(g)                0.7%

John N. D'Anastasio                              206(h)                0.6%

Robert J. Sannelli                               206(i)                0.6%

James M. Boyd, Jr.                                79(j)                0.2%

Ernest J. Cimadamore                              61(k)                0.2%

William B. Eisenstadt                             47(l)                0.1%

Abraham Carmel                                    38(m)                0.1%

Chester Hunt                                      38(n)                0.1%

All officers and directors
as a group (12 persons)                       16,613(o)               44.0%

---------------------------------
(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2001 (35,379,565 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2001 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Fair Springs Trust is the beneficial owner of 11,068,567 shares of common stock and currently exercisable warrants to purchase 400,000 shares of common stock held of record by Ansteed Investment Ltd. and 1,876,363 shares of common stock held of record by ABC Corp. Hans Hinderling, a director of the Company, is a trustee of Fair Springs Trust.

(c) Includes 37,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days and 12,944,930 shares of common stock beneficially owned by Fair Springs Trust. Hans Hinderling is a trustee of Fair Springs Trust. Fair Springs Trust is the beneficial owner of 11,068,567 shares of common stock and currently exercisable warrants to purchase 400,000 shares of common stock held of record by Ansteed Investments Ltd. and 1,876,363 shares of common stock held of record by ABC Corp.

(d) Includes 467,584 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(e) Represents 337,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(f) Represents 262,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(g) Includes 235,881 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(h) Includes 187,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(i) Includes 187,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(j) Includes 77,615 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(k) Represents 60,529 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(l) Represents 46,635 shares of common stock that such person has the right to acquire pursuant to options exercisable within 60 days. Mr. Eisenstadt's employment with the Company terminated on July 9, 2001.

(m) Represents 37,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(n) Represents 37,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(o) Includes 1,974,639 shares of common stock that such persons have the right to acquire pursuant to stock options exercisable within 60 days and 12,944,930 shares of common stock and currently exercisable warrants to purchase 400,000 shares of common stock beneficially owned by Fair Springs Trust. Hans Hinderling is a trustee of Fair Springs Trust. Fair Springs Trust is the beneficial owner of 11,068,567 shares of common stock and currently exercisable warrants to purchase 400,000 shares of common stock held of record by Ansteed Investments Ltd. and 1,876,363 shares of common stock held of record by ABC Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd., a significant shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. In connection with this loan, the Company granted to Ansteed Investment, Ltd. warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003. The Company was unable to repay the loan from Ansteed Investment, Ltd. by the July 3, 2001 due date, and is therefore in default of the loan agreement.



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

                             SIGNATURES
                             ----------

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

Dated: October 29, 2001

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