Form 10-Q
period 2001-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2001-11-14
CIK 941814

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


         1341 N. Delaware Avenue, Suite 300, Philadelphia, PA 19125
         ----------------------------------------------------------
                  (Address of principal executive offices)

                           Telephone: (215) 291-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )


As of November 7, 2001, there were 38,529,565 shares outstanding of the Registrant's $.001 par value common stock.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    September 30, 2001 (unaudited) and
                    June 30, 2001 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months ended September 30,
                    2001 and 2000 (unaudited)                      4

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the three months ended
                    September 30, 2001 (unaudited)                 5

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30,
                    2001 and 2000 (unaudited)                     6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-16

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   17-20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            21-22

          Item 2.   Changes in Securities and Use of Proceeds    22-23

          Item 3.   Defaults Upon Senior Securities               23

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              23

          Item 5.   Other Information                             23

          Item 6.   Exhibits and Reports on Form 8-K              23

SIGNATURES                                                        24

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                 Sept. 30,         June 30,
                                                    2001             2001
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $       1       $     124
  Inventory                                               -             107
  Prepaid expenses and other current assets              13             105
                                                  ---------       ---------
                                                         14             336

PROPERTY AND EQUIPMENT, NET                              73             814
INTANGIBLE ASSETS, NET                                    7             148
OTHER NON-CURRENT ASSETS                                  8               -
                                                  ---------       ---------
TOTAL ASSETS                                      $     102       $   1,298
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $     791       $   1,828
  Accrued expenses and other current liabilities      2,076             637
  Short-term borrowings from related party              781             762
  Convertible short-term borrowings                     314              63
                                                  ---------       ---------
                                                      3,962           3,290

DEFERRED CREDIT                                         665               -
                                                  ---------       ---------
TOTAL LIABILITIES                                     4,627           3,290
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 38,530 shares at
 September 30, 2001 and 35,380 shares at
 June 30, 2001                                           38              35
WARRANTS OUTSTANDING                                  7,154           9,865
ADDITIONAL PAID-IN-CAPITAL                          269,639         266,626
ACCUMULATED DEFICIT                                (281,356)       (278,518)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (  4,525)       (  1,992)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     102      $   1,298
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                                              2000
                                               2001         (Note 6)
                                            ---------      ---------
REVENUE                                      $      -      $      -
COST OF REVENUE                                     -             -
                                             --------      --------
GROSS PROFIT                                        -             -

Marketing expenses                                  -           270
Research and development expenses                   -         1,157
Depreciation and amortization expenses              8            85
General and administrative expenses             2,283         2,752
Loss from unconsolidated subsidiary               427             -
                                             --------      --------
LOSS FROM OPERATIONS                          ( 2,718)      ( 4,264)
                                             --------      --------

OTHER INCOME (EXPENSE)
 Interest income                                    -           256
 Interest expense                             (    20)            -
                                             --------      --------
                                              (    20)          256
                                             --------      --------

NET LOSS FROM CONTINUING OPERATIONS           ( 2,738)      ( 4,008)

DISCONTINUED OPERATIONS
 Net loss from operations                           -       ( 2,413)
 Loss on disposal                             (   100)            -
                                             --------      --------
NET LOSS                                     $( 2,838)     $( 6,421)
                                             ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   36,955        35,836

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing operations        $(  0.08)     $(   .11)
  Discontinued operations:
   Net loss from operations                         -       (   .07)
   Loss on disposal                                 -             -
                                             --------      --------
  Net loss                                   $(  0.08)     $(   .18)
                                             ========      ========


See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2001     35,380    $ 35   $  9,865   $ 266,626  $( 278,518)

Three months ended
 September 30, 2001
 (unaudited):
  Common stock issued for
   cash                      3,000       3          -         147           -
  Commission on issuance
   of common stock               -       -          -    (     15)          -
  Common stock issued for
   expenses                    150       -          -          10           -
  Common stock warrants
   issued, net of change
   in unearned consulting
   fees of $(90)                 -       -        160           -           -
  Common stock warrants
   expired                       -       -    ( 2,871)      2,871           -
  Net loss                       -       -          -           -   (   2,838)
                            ------    ----   --------   ---------  ----------
BALANCES, SEPTEMBER 30,
 2001 (unaudited)           38,530    $ 38   $  7,154   $ 269,639  $( 281,356)
                            ======    ====   ========   =========  ==========






See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                               2000
                                                  2001       (Note 6)
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $( 2,838)    $( 6,421)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Loss from discontinued operations                   -        2,413
   Loss from unconsolidated subsidiary               427            -
   Depreciation and amortization                       8           85
   Issuance of common stock and common
    stock warrants for expenses                      170          933
   Other                                         (   198)     (    87)
 Change in current assets and liabilities
  which increase (decrease) cash:
     Inventory                                         -      (   334)
     Prepaid expenses and other current assets        67     (   261)
     Accounts payable - trade                         66          315
     Accrued expenses and other current
      liabilities                                  1,903          275
                                                --------     --------
 Net cash used in operating activities           (   395)     ( 3,082)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to unconsolidated subsidiary           (   132)           -
 Proceeds from sale of fixed assets                   19            -
 Investment in discontinued operations                 -      ( 1,852)
 Investment in long-lived assets                       -      (   220)
                                                --------     --------
 Net cash used in investing activities           (   113)     ( 2,072)
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                       150            -
 Commission on sale of common stock              (    15)           -
 Short-term borrowings                               250            -
                                                --------     --------
Net cash received from financing activities          385            -
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               (   123)    (  5,154)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD            124       13,752
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $      1     $  8,598
                                                ========     ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                               2000
                                                  2001       (Note 6)
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  None



See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 2001 Form 10-K and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is an international wireless communications technology company with proprietary technology for transmitting digital data utilizing radio frequencies transmitted by FM radio stations.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company discontinued its wire-line telecommunication operations (see Note 6).


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2001 and 2000 are referred to as Fiscal 1Q02 and Fiscal 1Q01, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

On October 24, 2001, the Company's wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Because of the bankruptcy filing,

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued

the Company is deemed not to have a controlling interest as defined in accordance with Statement of Financial Accounting Standards No. 94. Consequently, the Company has not consolidated the assets and liabilities of Clariti Wireless as of September 30, 2001. Pending resolution of the bankruptcy filing, the net liabilities of Clariti Wireless have been classified as a Deferred Credit in the accompanying consolidated balance sheet as of September 30, 2001. Results of Clariti Wireless' operations for the three months ended September 30, 2001 are reflected as Loss from Unconsolidated Subsidiary in the accompanying consolidated statement of operations for the three months ended September 30, 2001.

Income Taxes
------------
There is no income tax benefit for operating losses for the three months ended September 30, 2001 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of September 30, 2001 and June 30, 2001 approximate their fair value because of their short maturities.

Net Loss Per Common Share
-------------------------
Net loss per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q02 and Fiscal 1Q01 were the same because the effect of using the treasury stock method would be antidilutive.

Recent Accounting Pronouncements
--------------------------------
In August 2001, FASB Statement 142, "Goodwill and Other Intangible Assets" was issued, which is effective for fiscal years beginning after December 15, 2001.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued

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


NOTE 4 - MANAGEMENT'S PLANS

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has historically relied on equity and debt financing to meet its cash requirements. However, adverse market conditions for telecommunications companies during the last 18 months have made it extremely difficult for the Company to raise additional financing. The Company has substantially exhausted its cash reserves and has no firm commitments for near-term funding. On October 24, 2001, the Company's wholly-owned subsidiary, Clariti Wireless Messaging, Inc., filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is considering methods to restructure and/or reorganize its obligations.

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(TM) wireless datacasting technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term.

The Company is actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to repay short-term borrowings and meet operating cash requirements through most of the current fiscal year. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 5 - UNCONSOLIDATED SUBSIDIARY

As further described in Note 3, on October 24, 2001, Clariti Wireless filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result, the Company's financial statements for Fiscal 1Q02 reflect Clariti Wireless' results of operations using the equity method of accounting. The following table presents summary financial information for Clariti Wireless (dollars in thousands):

     Fiscal 1Q02:
          Net sales                 $     -
          Expenses                  $   427

     As of September 30, 2001:
          Current assets            $   125
          Noncurrent assets         $   778
          Current liabilities       $ 1,568


NOTE 6 - DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/ Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the accompanying statement of operations and statement of cash flows for Fiscal 1Q01 have been restated to conform to discontinued operations treatment. These divestments consist of the following:

     - In October 1999, the Company's wire-line operations in the United Kingdom and Europe (the "UK Telecommunications Group") filed for voluntary liquidation and ceased operation of its businesses. Through such liquidation proceedings, the Company received certain operating assets of the UK Telecommunications Group consisting principally of telephone switching equipment in the United Kingdom. In March 2001, the Company sold such operating assets in the United Kingdom.

     - In January and March of 2001, the Company sold a total of 91% of its interest in NKA Communications Pty Ltd. ("NKA"), an Australian provider of telephony to corporate clients. The estimated net realizable value of the remaining 9% of NKA still held by the Company is -0-.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 6 - DISCONTINUED OPERATIONS (continued)

     - In May 2001, the Company sold all of the common stock of Tekbilt World Communications, Inc. ("TWC") for an unsecured note for $250,000 (the "TWC Note") and in a separate transaction, the Company also sold all of the common stock of MegaHertz-NKO, Inc. ("M-NKO") for an unsecured note for $250,000 (the "M-NKO Note"). The TWC Note carries a fixed interest rate of 6% and is payable on May 9, 2003. The M-NKO Note carries a fixed interest rate of 6% and is payable on May 23, 2003. The estimated net realizable value of both notes is -0-.

The operating results from these discontinued operations are as follows (in thousands):
                                        Fiscal        Fiscal
                                         1Q02          1Q01
                                      ----------    ----------
       Revenues                        $      -      $  4,017
       Expenses                               -       ( 6,430)
                                       --------      --------
       Net (loss) from
        discontinued operations        $      -      $( 2,413)
                                       ========      ========

During Fiscal 1Q02, the Company recognized an additional loss of $100,000 on the disposal of TWC. There was no gain or loss on disposal of discontinued operations during Fiscal 1Q01.


NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of June 30, 2001 includes $12,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003. The Company was unable to repay the loan from Ansteed by the July 3, 2001 due date, and is therefore in default of the loan agreement.


NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note is due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS (continued)

at the option of the lender at a conversion price of $0.075 per share. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. Such warrants expire on June 28, 2002. The Company was unable to repay the loan by the November 1, 2001 due date, and is therefore in default of the loan agreement.

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which Clariti borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 7). The Outstanding Balance must be repaid on or before July 2, 2002, and no interest accrues on the Outstanding Balance. The third party may convert the Outstanding Balance into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with this Funding Agreement, the Company granted to the third party warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $0.50 per share. Such warrants expire on July 2, 2002.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

On October 24, 2001, Clariti Wireless, a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. The case has been assigned to Judge Diane W. Sigmund and is designated as case number 01-34959. Clariti Wireless' operations have ceased.

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Telecommunications Group, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. This case is still pending.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Carrier Services Limited, an inactive United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a former subsidiary of the UK Telecommunications Group. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter. The Company believes that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling.

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

As further described in Note 4, the Company has been experiencing a severe cash shortage. As a result, the Company has been unable to pay its vendors and lessors on a timely basis. Some vendors and lessors have chosen to use the legal process to attempt to collect their debts, including obtaining judgments against the Company. If the Company is able to raise significant additional funding, the Company expects to attempt to work out settlements with respect to these judgments.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations; however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


NOTE 10 - COMMON STOCK

During Fiscal 1Q02 the Company sold 3,000,000 shares of its common stock to a third party investor for proceeds, net of commissions, of $135,000. In addition, the Company issued 150,000 shares of its common stock to a third party for consulting services valued at $10,500.


NOTE 11 - STOCK OPTIONS

During Fiscal 1Q02, 147,000 stock options with exercise prices between $4.75 and $12.12 per share (weighted average price of $5.57 per share) expired without being exercised. There were no new stock options issued during Fiscal 1Q02.


NOTE 12 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, in connection with borrowings, as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.0%.

During Fiscal 1Q02 the Company issued warrants to purchase a total of 1,062,500 shares of the Company's common stock at prices ranging from $0.25 per share to $0.50 per share (weighted average price of $0.49 per share). The warrants were issued for services rendered and expire 1 year from the date of grant. The Black-Scholes model valued these warrants at a total of $12,000.

During Fiscal 1Q02 the Company also amended the terms of certain outstanding warrants. The expiration date of 31,250 warrants was extended for one additional year and the exercise price of such warrants was reduced from $7.00 per share to $3.56 per share. In addition, the exercise price of a total of 347,500 warrants was reduced from between $1.00 per share and $6.00 per share to $0.07 per share.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000



NOTE 12 - WARRANTS (continued)

Also during Fiscal 1Q02, 625,000 warrants with exercise prices between $4.40 and $8.00 per share expired without being exercised. The book value of such expired warrants (approximately $2,871,000) was reclassified from warrants outstanding to additional paid-in capital.


NOTE 13 - SEGMENT INFORMATION

The Company has determined that segment information is not required to be presented because the Company's former segment known as Telephony/Internet Services was discontinued during Fiscal 2001 (see Note 6).

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion
     - Achieve our goal of launching a commercial wireless voicemail system or other applications in Italy during calendar 2002
     - Lease SCA channels from FM radio stations
     - Develop commercially viable applications for the ClariCAST(TM) technology in addition to the Wireless Voicemail System
     - Develop partnerships with local companies domestically or in foreign markets to help market, sell and distribute our wireless products and services
     - Select partners who will be used to help market, sell and distribute our wireless products and services
     - Develop a marketing strategy of our wireless products and services
     - Make our wireless products and services affordable and appealing to our target markets
     - Address multiple markets simultaneously to market our wireless products and services
     - Develop manufacturing and distribution channels of our wireless products and services
     - Manage the progress and costs of additional research and development of our wireless products and services and the ClariCAST(TM) technology
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Reduce future operating losses and negative cash flow
     - Compete effectively in the markets we choose to enter
     - Develop new products and services and enhance current products and services
     - Stimulate demand for our wireless products and services

     In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks related to our ability to obtain funding, risks relating to our significant capital requirements, risks relating to the bankruptcy of our wholly-owned subsidiary, Clariti Wireless Messaging, Inc., risks associated with our operating losses, risks relating to our development, risks relating to competition and regulatory developments, as well as the other risks referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
     The current focus of our business is the development and commercialization of ClariCAST(TM), our proprietary wireless technology that will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device.

Recent Events
-------------
     On October 24, 2001, our wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Clariti Wireless' operations have ceased. Under Chapter 7 of the U.S. Bankruptcy Code, the Court will liquidate Clariti Wireless' assets for the benefit of its creditors. We are a secured creditor of Clariti Wireless. It is too early in the Court's proceedings to determine what impact the bankruptcy of Clariti Wireless will have on us.


Results of Operations

Three Months Ended September 30, 2001 ("Fiscal 1Q02")
vs. Three Months Ended September 30, 2000 ("Fiscal 1Q01")
--------------------------------------------------------
     For Fiscal 1Q02, we incurred a net loss of $2,838,000, or $0.08 per share, on no revenue as compared to a net loss of 6,421,000, or $0.18 per share, on no revenue in Fiscal 1Q01. Excluding discontinued operations, we incurred a net loss of $2,738,000, or $0.08 per share, on no revenue as compared to a net loss of 4,008,000, or $0.11 per share, on no revenue in Fiscal 1Q01.

     The $1,270,000 reduction in loss from continuing operations was primarily due to a $1,428,000 reduction in losses from Clariti Wireless. By July 1, 2001, our severe cash shortage had forced us to lay off most of our wireless network engineering, marketing and administrative staff and relocate the wireless group headquarters from Fort Washington, Pennsylvania to Philadelphia. Fiscal 1Q02 results of operations reflect no marketing expenses or research and development expenses due to the use of equity method accounting for Clariti Wireless as a result of its bankruptcy filing described above under Recent Developments.

     Excluding Clariti Wireless, general and administrative expenses decreased a modest $105,000, from $2,388,000 to $2,283,000. However, Fiscal 1Q02 amounts include accruals of $1,256,000 for certain leases in default and legal proceedings. Once again, our severe cash shortage forced us to significantly reduce our costs.

     During the period from December 1998 to May 2001, we were also a significant provider of wire-line telecommunication services through our interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, we divested these business operations, which formed our former business segment, Telephony/Internet Services. Our results of operations for Fiscal 1Q01 reflect $2,413,000 of losses from such discontinued operations. During Fiscal 1Q02 we recognized an additional $100,000 loss on the disposal of one of those businesses.


Liquidity and Capital Resources
-------------------------------
     At September 30, 2001, we had a working capital deficit of $3,948,000 (including a cash balance of $1,000) as compared to a working capital deficit of $2,954,000 (including a cash balance of $124,000) at June 30, 2000. The working capital decrease of $994,000 is primarily due to a $1,256,000 increase in accruals for leases in default and legal proceedings, use of cash in continuing operations and advances made to Clariti Wireless. These working capital decreases were partially offset by $250,000 of short-term borrowings made during Fiscal 1Q02, $135,000 proceeds (net of commissions) from the sale of common stock during Fiscal 1Q02, and a reduction in working capital deficit of $1,225,000 as a result of using the equity method of accounting for Clariti Wireless for Fiscal 1Q02.

     We have historically relied principally on equity financing to meet our cash requirements. Adverse market conditions for telecommunications companies during the last 18 months have made it extremely difficult for us to raise additional equity financing. We have substantially exhausted our cash reserves, we have no credit lines, and we have no firm commitments for near-term funding. On October 24, 2001, our wholly-owned subsidiary, Clariti Wireless, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Substantially all of our assets have been pledged as collateral for a short-term loan, which is in default because we do not have the funds to repay it. These matters raise substantial doubt about our ability to continue as a going concern. We are considering methods to restructure and/or reorganize our obligations.

     In May and June 2001, we obtained limited short-term debt financing in order to continue operating, including a $750,000 secured loan from a related party. The $750,000 loan is secured by substantially all of our assets. The due date for repayment of the loan has already passed and the lender has notified us that we are in default of the loan agreement. If we were unable to repay the loan on demand by the lender, the lender could foreclose on the collateral described above. We are negotiating an extension with the lender.

     A major factor in our recent inability to raise equity funding has been the rapid and precipitous fall in the market price of our common stock, from $5.25 per share in January 2001 to recent prices of approximately $0.02 per share, resulting in a reduction of our market capitalization from $187.7 million to less than $1 million. If we are able to obtain additional equity investments sufficient to continue our operations through the current fiscal year end (at least $3 million), the low level of our stock price will cause substantial dilution of the stock held by existing shareholders.

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

     Significant additional funding will be required beyond 2001 to launch the ClariCAST(TM) System in Italy and other specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to us.

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

     On October 24, 2001, Clariti Wireless Messaging, Inc., a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. The case has been assigned to Judge Diane W. Sigmund and is designated as case number 01-34959. Clariti Wireless' operations have ceased.

     France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Telecommunications Group, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom.

     On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, an inactive United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a former subsidiary of the UK Telecommunications Group. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter. The Company believes that neither the Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

     On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the

Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling.

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

     As further described above under Management's Discussion and Analysis, the Company has been experiencing a severe cash shortage. As a result, the Company has been unable to pay its vendors and lessors on a timely basis. Some vendors and lessors have chosen to use the legal process to attempt to collect their debts, including obtaining judgments against the Company. If the Company is able to raise significant additional funding, the Company expects to attempt to work out settlements with respect to these judgments.

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


          Item 2.   Changes in Securities and Use of Proceeds

     The following information sets forth all shares of the Company's $.001 par value common stock issued by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-Q or Annual Report on Form 10-K.

                                                  Number of          Total
    Date                   Name                     Shares       Consideration
-------------   ------------------------------   ------------    -------------
August 2001     MarketWatch Option, Inc.           3,000,000 (a)    $150,000
August 2001     Vision Publishing, Inc.              150,000 (b)    $ 10,500

(a) The shares listed above were issued in a single private placement. Commission on the issuance of these shares consisted of $15,000, or 10%, of total consideration paid in cash.

(b) The shares listed above were issued in a single private placement as consideration for financial consulting services. There was no commission paid on the placement of these shares.

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

Dated:  November 14, 2001



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