Form 10-Q
period 2001-12-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2002-02-19
CIK 941814

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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

Yes (X)    No ( )


As of February 11, 2002, there were 38,529,565 shares outstanding of the Registrant's $.001 par value common stock.




                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    December 31, 2001 (unaudited) and
                    June 30, 2001 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months and six months ended
                    December 31, 2001 and 2000 (unaudited)         4

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the six months ended
                    December 31, 2001 (unaudited)                  5

                    Consolidated Statements of Cash Flows
                    for the six months ended December 31, 2001
                    and 2000 (unaudited)                          6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-16

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   17-20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            21-22

          Item 2.   Changes in Securities and Use of Proceeds     22

          Item 3.   Defaults Upon Senior Securities               22

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              22

          Item 5.   Other Information                             22

          Item 6.   Exhibits and Reports on Form 8-K              23

SIGNATURES                                                        23







PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                  Dec. 31,         June 30,
                                                    2001             2001
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $       3       $     124
  Inventory                                               -             107
  Prepaid expenses and other current assets              13             105
                                                  ---------       ---------
                                                         16             336

PROPERTY AND EQUIPMENT, NET                              68             814
INTANGIBLE ASSETS, NET                                    4             148
OTHER NON-CURRENT ASSETS                                  8               -
                                                  ---------       ---------
TOTAL ASSETS                                      $      96       $   1,298
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $     791       $   1,828
  Accrued expenses and other current liabilities      2,731             637
  Short-term borrowings from related party              813             762
  Convertible short-term borrowings                     315              63
                                                  ---------       ---------
                                                      4,650           3,290

DEFERRED CREDIT                                         665               -
                                                  ---------       ---------
TOTAL LIABILITIES                                     5,315           3,290
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 38,530 shares at
 December 31, 2001 and 35,380 shares at
 June 30, 2001                                           38              35
WARRANTS OUTSTANDING                                  6,589           9,865
ADDITIONAL PAID-IN-CAPITAL                          270,279         266,626
ACCUMULATED DEFICIT                                (282,125)       (278,518)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (  5,219)       (  1,992)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $      96       $   1,298
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------    --------------------
                                                 2000                    2000
                                      2001     (Note 6)       2001     (Note 6)
                                   ---------  ---------    ---------  ---------
REVENUE                            $      -   $      -     $      -   $      -
COST OF REVENUE                           -          -            -          -
                                   --------   --------     --------   --------
GROSS PROFIT                              -          -            -          -

Marketing expenses                                 467            -        738
Research and development expenses                1,548            -      2,705
Depreciation and amortization             9         94           17        179
General and administrative expenses     725      2,337        3,008      5,161
Loss from unconsolidated subsidiary       -          -          427          -
                                   --------   --------     --------   --------
LOSS FROM OPERATIONS                (   734)   ( 4,446)     ( 3,452)   ( 8,783)
                                   --------   --------     --------   --------

OTHER INCOME (EXPENSE)
 Interest income                          -         55            -        311
 Interest expense                       (35)         -          (55)         -
                                   --------   --------     --------   --------
                                        (35)        55          (55)       311
                                   --------   --------     --------   --------

NET LOSS FROM CONTINUING OPERATIONS (   769)   ( 4,391)     ( 3,507)   ( 8,472)

DISCONTINUED OPERATIONS
 Net loss from operations                 -    ( 1,451)           -    ( 3,791)
 Loss on disposal                         -    (   516)     (   100)   (   516)
                                   --------   --------     --------   --------
NET LOSS                           $(   769)  $( 6,358)    $( 3,607)  $(12,779)
                                   ========   ========     ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         38,530     35,859       37,742     35,847

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing
   operations                      $(  0.02)  $(  0.12)    $(  0.09)  $(  0.24)
  Discontinued operations:
   Net loss from operations               -   $(  0.04)           -   $(  0.10)
   Loss on disposal                       -   $(  0.02)    $(  0.01)  $(  0.02)
                                   --------   --------     --------   --------
  Net loss                         $(  0.02)  $(  0.18)    $(  0.10)  $(  0.36)
                                   ========   ========     ========   ========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED DECEMBER 31, 2001
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2001     35,380    $ 35   $  9,865   $ 266,626  $( 278,518)

Six months ended
 December 31, 2001
 (unaudited):
  Common stock issued for
   cash                      3,000       3          -         147           -
  Commission on issuance
   of common stock               -       -          -    (     15)          -
  Common stock issued for
   expenses                    150       -          -          10           -
  Common stock warrants
   issued, net of change
   in unearned consulting
   fees of $(165)                -       -        235           -           -
  Common stock warrants
   expired                       -       -    ( 3,511)      3,511           -
  Net loss                       -       -          -           -   (   3,607)
                            ------    ----   --------   ---------  ----------
BALANCES, DECEMBER 31,
 2001 (unaudited)           38,530    $ 38   $  6,589   $ 270,279  $( 282,125)
                            ======    ====   ========   =========  ==========






See accompanying notes


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                                         2000
                                                              2001     (Note 6)
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $( 3,607)  $(12,779)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Loss from discontinued operations                              -      4,307
   Loss from unconsolidated subsidiary                          427          -
   Depreciation and amortization                                 17        179
   Issuance of common stock and common
    stock warrants for expenses                                 245        958
   Other                                                    (   163)        39
 Change in current assets and liabilities
  which increase (decrease) cash
     Inventory                                                    -    (   330)
     Prepaid expenses and other current assets                   67         18
     Accounts payable trade                                    66        309
     Accrued expenses and other current
      liabilities                                             2,555        280
                                                           --------   --------
 Net cash used in operating activities                      (   393)   ( 7,019)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to unconsolidated subsidiary                      (   132)         -
 Proceeds from sale of fixed assets                              19          -
 Investment in discontinued operations                            -    ( 3,080)
 Investment in long-lived assets                                  -    (   391)
                                                           --------   --------
 Net cash used in investing activities                      (   113)   ( 3,471)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                                  150          -
 Commission on sale of common stock                         (    15)         -
 Short-term borrowings                                          250          -
                                                           --------   --------
Net cash received from financing activities                     385          -
                                                           --------   --------

NET CHANGE IN CASH AND EQUIVALENTS                          (   121)  ( 10,490)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       124     13,752
                                                           --------   --------
CASH AND EQUIVALENTS, END OF PERIOD                        $      3   $  3,262
                                                           ========   ========



        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                                         2000
                                                              2001     (Note 6)
                                                           ---------  ---------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                                $      -   $      -
   Income taxes                                            $      -   $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  None



See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 2001 Form 10-K, Clariti's September 30, 2001 Form 10-Q and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


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


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2001 and 2000 are referred to as Fiscal 2Q02 and Fiscal 2Q01, respectively, and the six-month periods ended December 31, 2001 and 2000 are referred to as Fiscal First Half 2002 and Fiscal First Half 2001, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

On October 24, 2001, the Company's wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Because of the bankruptcy filing, the Company is deemed not to have a controlling interest in Clariti Wireless as defined in accordance with Statement of Financial Accounting Standards No. 94. Consequently, the Company has not consolidated the assets and liabilities of Clariti Wireless as of December 31, 2001. Pending resolution of the bankruptcy filing, the net liabilities of Clariti Wireless have been classified as a Deferred Credit in the accompanying consolidated balance sheet as of December 31, 2001. Results of Clariti Wireless' operations for the three-month and six-month periods ended December 31, 2001 are reflected as Loss from Unconsolidated Subsidiary in the accompanying consolidated statement of operations for the three months and six months ended December 31, 2001.

Income Taxes
------------
There is no income tax benefit for operating losses for the three-month and six-month periods ended December 31, 2001 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of December 31, 2001 and June 30, 2001 approximate their fair value because of their short maturities.

Net Loss Per Common Share
-------------------------
Net loss per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2Q02, Fiscal 2Q01, Fiscal First Half 2002 and Fiscal First Half 2001 were the same because the effect of using the treasury stock method would be antidilutive.


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has historically relied on equity and debt financing to meet its cash requirements. However, adverse market conditions for telecommunications companies during the last 18-24 months have made it extremely difficult for the Company to obtain additional financing. The Company has substantially exhausted its cash reserves and has no firm commitments for near-term funding. On October 24, 2001, the Company's wholly-owned subsidiary, Clariti Wireless Messaging, Inc., filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is considering methods to restructure and/or reorganize its obligations.

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(TM) wireless datacasting technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Due to its severe cash shortage, the Company has temporarily suspended its wireless technology development activities; however, the Company plans to restart such activities as soon as it can secure sufficient additional financing.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 4 - MANAGEMENT'S PLANS (continued)

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 5 - UNCONSOLIDATED SUBSIDIARY

As further described in Note 3, on October 24, 2001, Clariti Wireless filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result, the Company's financial statements for Fiscal 2Q02 and Fiscal First Half 2002 reflect Clariti Wireless' results of operations using the equity method of accounting. The following table presents summary financial information for Clariti Wireless (dollars in thousands):

     Fiscal 2Q02:
          Net sales                 $     -
          Expenses                  $     -

     Fiscal First Half 2002:
          Net sales                 $     -
          Expenses                  $   427

     As of December 31, 2001:
          Current assets            $   125
          Noncurrent assets         $   778
          Current liabilities       $ 1,568


NOTE 6 - DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/ Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the accompanying statement of operations and statement of cash flows for Fiscal 2Q01 and Fiscal First Half 2001 have been restated to conform to discontinued operations treatment. These divestments consist of the following:

     - In October 1999, the Company's wire-line operations in the United Kingdom and Europe (the "UK Telecommunications Group") filed for voluntary liquidation and ceased operation of its businesses. Through such liquidation proceedings, the Company received certain operating


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 6 - DISCONTINUED OPERATIONS (continued)

       assets of the UK Telecommunications Group consisting principally of telephone switching equipment in the United Kingdom. In March 2001, the Company sold such operating assets in the United Kingdom.

     - In January and March of 2001, the Company sold a total of 91% of its interest in NKA Communications Pty Ltd. ("NKA"), an Australian provider of telephony to corporate clients. The estimated net realizable value of the remaining 9% of NKA still held by the Company is -0-.

     - In May 2001, the Company sold all of the common stock of Tekbilt World Communications, Inc. ("TWC") a/k/a Clariti Telecom, Inc. for an unsecured note for $250,000 (the "TWC Note") and in a separate transaction, the Company also sold all of the common stock of MegaHertz-NKO, Inc. ("M-NKO") for an unsecured note for $250,000 (the "M-NKO Note"). The TWC Note carries a fixed interest rate of 6% and is payable on May 9, 2003. The M-NKO Note carries a fixed interest rate of 6% and is payable on May 23, 2003. The estimated net realizable value of both notes is -0-.

The operating results from these discontinued operations are as follows (in thousands):
                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------    --------------------
                                      2001       2000         2001       2000
                                   ---------  ---------    ---------  ---------
       Revenues                    $      -   $  4,882     $      -   $  8,899
       Expenses                           -    ( 6,333)           -    (12,690)
                                   --------   --------     --------   --------
       Net (loss) from
        discontinued operations    $      -   $( 1,451)    $      -   $( 3,791)
                                   ========   ========     ========   ========

During Fiscal First Half 2002, the Company recognized an additional loss of $100,000 on the disposal of TWC. There was no gain or loss on disposal of discontinued operations during Fiscal 2Q02, Fiscal 2Q01 or Fiscal First Half 2001.


NOTE 7 SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of December 31, 2001 includes $51,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 7 SHORT-TERM BORROWINGS FROM RELATED PARTY (continued)

On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $12,000 to the Company for legal fees associated with the agreement. The additional $12,000 also carries interest at the rate of 10% annum and is due by March 31, 2002.


NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note was due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock at the option of the lender at a conversion price of $0.075 per share. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. Such warrants expire on June 28, 2002. The Company was unable to repay the loan by the November 1, 2001 due date, and is therefore in default of the loan agreement.

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

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Telecommunications Group, for long-distance telephone services. France Telecom



        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

seeks payment from Clariti of 20,000,000 French Francs (approximately $2,700,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company intends to vigorously defend the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. This case is still pending.

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

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling. On or about November 19, 2001, Clariti Telecommunications International and Michael P. McAndrews executed a Settlement Agreement and General Release whereby the Company shall pay Mr. McAndrews a settlement amount of $90,000 in order to settle the above claim. The settlement amount was to be paid by January 19, 2002. Subsequently, on January 21, 2002, the Company and Mr. McAndrews amended the Settlement Agreement and General Release whereby

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

increasing the settlement amount to $100,000 plus $750 per day for each day after January 21, 2002 and extended the settlement payment date to February 28, 2002.

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


NOTE 10 - COMMON STOCK

During Fiscal First Half 2002 the Company sold 3,000,000 shares of its common stock to a third party investor for proceeds, net of commissions, of $135,000. In addition, the Company issued 150,000 shares of its common stock to a third party for consulting services valued at $10,500.


NOTE 11 - STOCK OPTIONS

During Fiscal First Half 2002, 348,000 stock options with exercise prices between $4.75 and $12.38 per share (weighted average price of $5.57 per share) expired without being exercised. There were no new stock options issued during Fiscal First Half 2002.


NOTE 12 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, in connection with borrowings, as an

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 12 - WARRANTS (continued)

incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.0%.

During Fiscal First Half 2002 the Company issued warrants to purchase a total of 1,062,500 shares of the Company's common stock at prices ranging from $0.25 per share to $0.50 per share (weighted average price of $0.49 per share). The warrants were issued for services rendered and expire 1 year from the date of grant. The Black-Scholes model valued these warrants at a total of $12,145.

During Fiscal First Half 2002 the Company also amended the terms of certain outstanding warrants. The expiration date of 31,250 warrants was extended for one additional year and the exercise price of such warrants was reduced from $7.00 per share to $3.56 per share. In addition, the exercise price of a total of 347,500 warrants was reduced from between $1.00 per share and $6.00 per share to $0.07 per share. Finally, the expiration date of 75,000 warrants was extended for three additional years and the exercise price of such warrants was reduced from $8.00 per share to $0.05 per share.

Also during Fiscal First Half 2002, 725,000 warrants with exercise prices between $4.40 and $8.00 per share expired without being exercised. The book value of such expired warrants (approximately $3,511,000) was reclassified from warrants outstanding to additional paid-in capital.


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

Recent Events
-------------
     On October 24, 2001, our wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Clariti Wireless' operations have ceased. Under Chapter 7 of the U.S. Bankruptcy Code, the Court will liquidate Clariti Wireless' assets for the benefit of its creditors. Clariti Telecommunications International is a secured creditor of Clariti Wireless.

Results of Operations

Three Months Ended December 31, 2001 ("Fiscal 2Q02")
vs. Three Months Ended December 31, 2000 ("Fiscal 2Q01")
--------------------------------------------------------
     For Fiscal 2Q02, the Company incurred a net loss of $769,000, or $0.02 per share, on no revenue as compared to a net loss of $6,358,000, or $0.18 per share, on no revenue in Fiscal 2Q01. Excluding discontinued operations, the Company incurred a net loss of $4,391,000, or $0.12 per share, on no revenue in Fiscal 2Q01 as compared to a net loss of $769,000, or $0.02 per share, on no revenue in Fiscal 2Q02.

     The $3,622,000 reduction in loss from continuing operations was primarily due to a $4,425,000 reduction in losses from Clariti Wireless. By July 1, 2001, our severe cash shortage had forced us to lay off most of our wireless network engineering, marketing and administrative staff and relocate the wireless group headquarters from Fort Washington, Pennsylvania to Philadelphia. Fiscal 2Q02 results of operations reflect no marketing expenses or research and development expenses due to the use of equity method accounting for Clariti Wireless as a result of its bankruptcy filing described above under Recent Developments.

     Excluding Clariti Wireless, general and administrative expenses decreased $1,612,000, from $2,337,000 to $725,000.

During the period from December 1998 to May 2001, we were also a significant provider of wire-line telecommunication services through our interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, we divested these business operations, which formed our former business segment, Telephony/Internet Services. Our results of operations for Fiscal 2Q01 reflect $1,451,000 of losses from such discontinued operations and we recognized an additional $516,000 loss on the disposal of one of those businesses.

Six Months Ended December 31, 2001 ("Fiscal Six Months 2002")
v. Six Months Ended December 31, 2000 ("Fiscal Six Months 2001")
----------------------------------------------------------------
	For the Fiscal Six Months 2002, the Company incurred a net loss of $3,607,000, or $0.10 per share, on no revenue as compared to a net loss of $12,779,000, or $0.36 per share, on no revenue for the Fiscal Six Months 2001. Excluding discontinued operations, the Company incurred a net loss of $8,472,000, or $0.24 per share, on no revenue in Fiscal Six Months 2001 as compared to a net loss of $3,507,000, or $0.09 per share, on no revenue in Fiscal Six Months 2002.

     The $4,965,000 reduction in loss from continuing operations was primarily due to a $3,988,000 reduction in losses from Clariti Wireless. By July 1, 2001, our severe cash shortage had forced us to lay off most of our wireless network engineering, marketing and administrative staff and relocate the wireless group headquarters from Fort Washington, Pennsylvania to Philadelphia. Fiscal Six Months 2002 results of operations reflect no marketing expenses or research and development expenses due to the use of equity method accounting for Clariti Wireless as a result of its bankruptcy filing described above under Recent Developments.

     Excluding Clariti Wireless, general and administrative expenses decreased $2,153,000, from $5,161,000 to $3,008,000. However, amounts for Fiscal Six
Months 2002 include accruals of $1,301,000 for certain leases in default and legal proceedings. Once again, our severe cash shortage forced us to significantly reduce our costs.

During the period from December 1998 to May 2001, we were also a significant provider of wire-line telecommunication services through our interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, we divested these business operations, which formed our former business segment, Telephony/Internet Services. Our results of operations for Fiscal Six Months 2001 reflect $3,791,000 of losses from such discontinued operations and $516,000 of losses on the disposal of one of those businesses. During Fiscal Six Months 2002 we recognized an additional $100,000 loss on the disposal of one of those businesses.


Liquidity and Capital Resources
-------------------------------
     At December 31, 2001, we had a working capital deficit of $4,634,000 (including a cash balance of $3,000) as compared to a working capital deficit of $2,954,000 (including a cash balance of $124,000) at June 30, 2001. The working capital decrease of $1,680,000 is primarily due to a $1,301,000 increase in accruals for leases in default and legal proceedings and use of cash in continuing operations. These working capital decreases were partially offset by $250,000 of short-term borrowings made during Fiscal 1Q02, $135,000 proceeds (net of commissions) from the sale of common stock during Fiscal 1Q02, and a reduction in working capital deficit of $1,225,000 as a result of using the equity method of accounting for Clariti Wireless for Fiscal 1Q02.



     We have historically relied principally on equity financing to meet our cash requirements. Adverse market conditions for telecommunications companies during the last 18-24 months have made it extremely difficult for us to raise additional equity financing. We have substantially exhausted our cash reserves, we have no credit lines, and we have no firm commitments for near-term funding. On October 24, 2001, our wholly-owned subsidiary, Clariti Wireless, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Substantially all of our assets have been pledged as collateral for a short-term loan, which is in default because we do not have the funds to repay it. These matters raise substantial doubt about our ability to continue as a going concern. We are considering methods to restructure and/or reorganize our obligations.

     In May and June 2001, we obtained limited short-term debt financing in order to continue operating, including a $750,000 secured loan from a related party. The $750,000 loan is secured by substantially all of our assets. On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $12,000 to the Company for legal fees associated with the agreement. The additional $12,000 also carries interest at the rate of 10% annum and is due by March 31, 2002.

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

     On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the



Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling. On or about November 19, 2001, Clariti Telecommunications International and Michael P. McAndrews executed a Settlement Agreement and General Release whereby the Company shall pay Mr. McAndrews a total of $90,000 in order to settle the above claim. The settlement amount was to be paid by January 19, 2002. Subsequently, on January 21, 2002, the Company and Mr. McAndrews amended the Settlement Agreement and General Release by increasing the settlement amount to $100,000 plus $750 per day for each day after January 21, 2002 and extended the settlement payment date to February 28, 2002.

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

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None






                                       22
          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                        None

                    (b) Reports on Form 8-K:

	On October 24, 2001 the Company filed a Form 8-K disclosing that Clariti Wireless Messaging, Inc., a wholly owned subsidiary of Clariti
Telecommunications International, Ltd., filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania.







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 19, 2002



                           CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                  (REGISTRANT)



                                   By:  s/Michael McAnulty
                                        --------------------
                                        Michael McAnulty
                                        Vice President of Finance
















