Form 10-Q
period 2002-03-31
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2002-05-20
CIK 941814

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

                           Telephone: (215) 425-9635


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )


As of May 15, 2002, there were 38,529,565 shares outstanding of the Registrant's $.001 par value common stock.

                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    March 31, 2002 (unaudited) and
                    June 30, 2001 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months and nine months ended
                    March 31, 2002 and 2001 (unaudited)           4-5

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the nine months ended
                    March 31, 2002 (unaudited)                     6

                    Consolidated Statements of Cash Flows
                    for the nine months ended March 31, 2002
                    and 2001 (unaudited)                          7-8

                    Notes to Consolidated Financial
                    Statements (unaudited)                        9-18

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   19-23

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            24-25

          Item 2.   Changes in Securities and Use of Proceeds     26

          Item 3.   Defaults Upon Senior Securities               26

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              26

          Item 5.   Other Information                             26

          Item 6.   Exhibits and Reports on Form 8-K              26

SIGNATURES                                                        27

PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                  Mar. 31,         June 30,
                                                    2002             2001
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $       2       $     124
  Inventory                                             107             107
  Prepaid expenses and other current assets               -             105
                                                  ---------       ---------
                                                        109             336

PROPERTY AND EQUIPMENT, NET                             609             814
INTANGIBLE ASSETS, NET                                   92             148
OTHER NON-CURRENT ASSETS                                  8               -
                                                  ---------       ---------
TOTAL ASSETS                                      $     818       $   1,298
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable - trade                        $     791       $   1,828
  Accrued expenses and other current liabilities      3,475             637
  Short-term borrowings from related party              854             762
  Convertible short-term borrowings                     316              63
                                                  ---------       ---------
                                                      5,436           3,290
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 38,530 shares at
 March 31, 2002 and 35,380 shares at
 June 30, 2001                                           38              35
WARRANTS OUTSTANDING                                  6,309           9,865
ADDITIONAL PAID-IN-CAPITAL                          270,607         266,626
ACCUMULATED DEFICIT                                (281,572)       (278,518)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (  4,618)       (  1,992)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     818       $   1,298
                                                  =========       =========

See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                   --------------------    --------------------
                                                 2001                    2001
                                      2002     (Note 5)       2002     (Note 5)
                                   ---------  ---------    ---------  ---------
REVENUE                            $      -   $      -     $      -   $      -
COST OF REVENUE                           -          -            -          -
                                   --------   --------     --------   --------
GROSS PROFIT                              -          -            -          -

Depreciation and amortization           149         22          238         66
General and administrative expenses     846      1,928        4,209      6,234
                                   --------   --------     --------   --------
LOSS FROM OPERATIONS                (   995)   ( 1,950)     ( 4,447)   ( 6,300)
                                   --------   --------     --------   --------
OTHER INCOME (EXPENSE)
 Interest income                          -         33            -        336
 Interest expense                       (20)         -          (75)         -
                                   --------   --------     --------   --------
                                        (20)        33          (75)       336
                                   --------   --------     --------   --------

NET LOSS FROM CONTINUING OPERATIONS ( 1,015)   ( 1,917)     ( 4,522)   ( 5,964)

DISCONTINUED OPERATIONS
 Net loss from operations                 -    ( 3,765)           -    (11,982)
 Loss on disposal                         -    ( 2,520)     (   100)   ( 3,035)
                                   --------   --------     --------   --------
NET LOSS BEFORE EXTRAORDINARY
 GAIN                               ( 1,015)   ( 8,202)     ( 4,622)   (20,981)

EXTRAORDINARY GAIN ON DISCHARGE
 OF INDEBTEDNESS                      1,568          -        1,568          -
                                   --------   --------     --------   --------

NET INCOME (LOSS)                  $    553   $( 8,202)    $( 3,054)  $(20,981)
                                   ========   ========     ========   ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         38,530     35,764       38,004     35,820

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing
   operations                      $(  0.03)  $(  0.05)    $(  0.12)  $(  0.17)
  Discontinued operations:
   Net gain (loss) from operations        -    (  0.11)           -    (  0.33)
   Loss on disposal                       -    (  0.07)           -    (  0.09)
                                   --------   --------     --------   --------
  Net loss before extraordinary
   gain                             (  0.03)   (  0.23)     (  0.12)   (  0.59)

  Extraordinary gain on discharge
   of indebtedness                     0.04          -         0.04          -
                                   --------   --------     --------   --------

  Net income (loss) per common
   Share                           $   0.01   $(  0.23)    $(  0.08)  $(  0.59)
                                   ========   ========     ========   ========





See accompanying notes
                                       5

























        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        NINE MONTHS ENDED MARCH 31, 2002
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2001     35,380    $ 35   $  9,865   $ 266,626  $( 278,518)

Nine months ended
 March 31, 2002
 (unaudited):
  Common stock issued for
   cash                      3,000       3          -         147           -
  Commission on issuance
   of common stock               -       -          -    (     15)          -
  Common stock issued for
   expenses                    150       -          -          10           -
  Common stock warrants
   issued, net of change
   in unearned consulting
   fees of $(235)                -       -        283           -           -
  Common stock warrants
   expired                       -       -    ( 3,839)      3,839           -
  Net loss                       -       -          -           -   (   3,054)
                            ------    ----   --------   ---------  ----------
BALANCES, MARCH 31,
 2002 (unaudited)           38,530    $ 38   $  6,309   $ 270,607  $( 281,572)
                            ======    ====   ========   =========  ==========






See accompanying notes


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                                         2001
                                                              2002     (Note 5)
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $( 3,054)  $(20,981)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of indebtedness          ( 1,568)         -
   Loss from discontinued operations                            100     15,017
   Depreciation and amortization                                238         66
   Issuance of common stock and common
    stock warrants for expenses                                  80      1,329
   Other                                                    (    70)   (    60)
 Change in current assets and liabilities
  which increase cash
     Inventory                                                    -          -
     Prepaid expenses and other current assets                  105        207
     Accounts payable - trade                                    66        355
     Accrued expenses and other current
      liabilities                                             3,555         77
                                                           --------   --------
 Net cash used in operating activities                      (   548)   ( 3,990)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                              19          -
 Investment in discontinued operations                            -    ( 9,003)
 Investment in long-lived assets                                  -    (    14)
                                                           --------   --------
 Net cash provided by (used) in investing activities             19    ( 9,017)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                                  150          -
 Commission on sale of common stock                         (    15)         -
 Short-term borrowings                                          272          -
                                                           --------   --------
Net cash received from financing activities                     407          -
                                                           --------   --------

NET CHANGE IN CASH AND EQUIVALENTS                          (   122)  ( 13,007)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       124     13,652
                                                           --------   --------
CASH AND EQUIVALENTS, END OF PERIOD                        $      2   $    645
                                                           ========   ========

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                                         2001
                                                              2002     (Note 5)
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

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  None



See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001



NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 2001 Form 10-K, Clariti's September 30, 2001 Form 10-Q, Clariti's December 31, 2001 Form 10-Q and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is an international wireless communications technology company with proprietary technology for transmitting digital data utilizing radio frequencies transmitted by FM radio stations.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company discontinued its wire-line telecommunication operations (see Note 5).


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2002 and 2001 are referred to as Fiscal 3Q02 and Fiscal 3Q01, respectively, and the nine-month periods ended March 31, 2002 and 2001 are referred to as Fiscal Nine Months 2002 and Fiscal Nine Months 2001, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------
There is no income tax benefit for operating losses for the nine-month period ended March 31, 2002 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of March 31, 2002 and June 30, 2001 approximate their fair value because of their short maturities.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 3Q02, Fiscal 3Q01, Fiscal Nine Months 2002 and Fiscal Nine Months 2001 were the same because the effect of using the treasury stock method would be antidilutive.

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

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 4 - MANAGEMENT'S PLANS

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has historically relied on equity and debt financing to meet its cash requirements. However, adverse market conditions for telecommunications companies during the last 24 months have made it extremely difficult for the Company to obtain additional financing. The Company has substantially exhausted its cash reserves and has no firm commitments for near-term funding. Therefore, On April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company will continue to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded for limited expenses by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue to focus its future efforts on development and commercialization of its patented ClariCAST(TM) wireless datacasting technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Due to its severe cash shortage, the Company has temporarily suspended its wireless technology development activities; however, the Company plans to restart such activities as the Company comes out of the Chapter 11 process.

The Company is also actively pursuing opportunities to secure additional financing in order to meet operating cash requirements through the remainder of the current fiscal year. The Company also plans to search for strategic alternatives in order to advance the business, create synergies and/or secure financing. There can be no assurances that funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 5 - DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/ Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the accompanying statement of operations and statement of cash flows for Fiscal 3Q01 and Fiscal Nine Months 2001 have been restated to conform to discontinued operations treatment. These divestments consist of the following:

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




        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 5 - DISCONTINUED OPERATIONS (continued)

The operating results from these discontinued operations are as follows (in thousands):
                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                   --------------------    --------------------
                                      2002       2001         2002       2001
                                   ---------  ---------    ---------  ---------
       Revenues                    $      -   $  4,008     $      -   $ 11,004
       Expenses                           -    ( 7,773)           -    (22,986)
                                   --------   --------     --------   --------
       Net gain (loss) from
        discontinued operations    $      -   $( 3,765)    $      -   $(11,982)
                                   ========   ========     ========   ========


Loss on disposal of discontinued operations consists of the following (in thousands):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                         MARCH 31,               MARCH 31,
                                   --------------------    --------------------
                                      2002       2001         2002       2001
                                   ---------  ---------    ---------  ---------
       Sale of TWC                 $      -   $( 1,007)    $ (  100)  $( 1,007)
       Sale of UK operating assets        -    (   844)           -    (   844)
       Sale of 91% of NKA                 -    (   669)           -    ( 1,184)
                                   --------   --------     --------   --------
       Net (loss) from
        discontinued operations    $      -   $( 2,520)    $ (  100)  $( 3,035)
                                   ========   ========     ========   ========

During Fiscal Nine Months 2002, the Company recognized an additional loss of $100,000 on the disposal of TWC. The Company recognized losses on the disposal of discontinued operations of TWC, UK and NKA in Fiscal 3Q01 and Fiscal Nine Months 2001.


NOTE 6 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of March 31, 2002 includes $70,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 6 - SHORT-TERM BORROWINGS FROM RELATED PARTY (continued)

On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carries interest at the rate of 10% annum and is due by March 31, 2002. On March 3, 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. Also, In April 2002, the Company borrowed an additional $5,000 from Ansteed Investment, Ltd. for certain expenses, also carrying the same terms as the original note. The Company is in default of this loan.


NOTE 7 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note was due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock at the option of the lender at a conversion price of $0.075 per share. The amount shown on the Company's consolidated balance sheet as of March 31, 2002 includes $3,750 of accrued interest. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. Such warrants expire on June 28, 2002. The Company was unable to repay the loan by the November 1, 2001 due date, and is therefore in default of the loan agreement.

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which Clariti borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 6). The Outstanding Balance must be repaid on or before July 2, 2002, and no interest accrues on the Outstanding Balance. The third party may convert the Outstanding Balance into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with this Funding Agreement, the Company granted to the third party warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $0.50 per share. Such warrants expire on July 2, 2002.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Telecommunications Group, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately


                                       14
        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

$2,700,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company has vigorously defended the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris made a decision on the case and France Telecom was not awarded any damages. The Company does not know if France Telecom will appeal the decision.

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, an inactive United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a former subsidiary of the UK Telecommunications Group. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter. The Company believes that neither the Company nor Clariti Carrie Services Limited has any liability with respect to IDT's claim.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500, plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $373,219. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling. On or about November 19, 2001, Clariti Telecommunications International and Michael P. McAndrews executed a Settlement Agreement and General Release whereby the Company shall pay Mr. McAndrews a

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

settlement amount of $90,000 in order to settle the above claim. The settlement amount was to be paid by January 19, 2002. Subsequently, on January 21, 2002, the Company and Mr. McAndrews amended the Settlement Agreement and General Release whereby increasing the settlement amount to $100,000 plus $750 per day for each day increasing the settlement amount to $100,000 plus $750 per day for each day after January 21, 2002 and extended the settlement payment date to February 28, 2002. This settlement payment was not made and therefore, the Company's liability remains $373,219.

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

On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of the lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses.

As further described in Note 4, the Company has been experiencing a severe cash shortage. As a result, on April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company will continue to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations, however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 9 - COMMON STOCK

During Fiscal Nine Months 2002 the Company sold 3,000,000 shares of its common stock to a third party investor for proceeds, net of commissions, of $135,000. In addition, the Company issued 150,000 shares of its common stock to a third party for consulting services valued at $10,500.


NOTE 10 - STOCK OPTIONS

During Fiscal Nine Months 2002, 1,777,000 stock options with exercise prices between $.24 and $12.38 per share (weighted average price of $5.07 per share) expired without being exercised. There were no new stock options issued during Fiscal Nine Months 2002.


NOTE 11 - WARRANTS

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

During Fiscal Nine Months 2002 the Company issued warrants to purchase a total of 1,062,500 shares of the Company's common stock at prices ranging from $0.25 per share to $0.50 per share (weighted average price of $0.49 per share). The warrants were issued for services rendered and expire 1 year from the date of grant. The Black-Scholes model valued these warrants at a total of $12,145.

During Fiscal Nine Months 2002 the Company also amended the terms of certain outstanding warrants. The expiration date of 31,250 warrants was extended for one additional year and the exercise price of such warrants was reduced from $7.00 per share to $3.56 per share. In addition, the exercise price of a total of 347,500 warrants was reduced from between $1.00 per share and $6.00 per share to $0.07 per share. Finally, the expiration date of 75,000 warrants was extended for three additional years and the exercise price of such warrants was reduced from $8.00 per share to $0.05 per share.

Also during Fiscal Nine Months 2002, 787,500 warrants with exercise prices between $4.40 and $9.52 per share expired without being exercised. The book value of such expired warrants (approximately $3,839,000) was reclassified from warrants outstanding to additional paid-in capital.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001


NOTE 12 - SEGMENT INFORMATION

The Company has determined that segment information is not required to be presented because the Company's former segment known as Telephony/Internet Services was discontinued during Fiscal 2001 (see Note 5).


NOTE 13 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

On October 24, 2001, the Company's wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy proceedings have since been declared closed by the bankruptcy judge. As a result, all of Clariti Wireless' debts have been discharged, resulting in an extraordinary gain on discharge of indebtedness of $1,568,000 for Fiscal 3Q02.

NOTE 14 - SUBSEQUENT EVENTS

On May 3, 2002, RadioNet International, Inc. ("RadioNet"), a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The operations of RadioNet have ceased. There are no significant assets of RadioNet.

On April 18, 2002, the Parent Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company continues to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded for limited expenses by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion
     - Achieve our goal of launching a commercial wireless voicemail system or other applications in Italy during calendar 2002
     - Lease SCA channels from FM radio stations
     - Develop commercially viable applications for the ClariCAST(TM) technology in addition to the Wireless Voicemail System
     - Develop partnerships with local companies domestically or in foreign markets to help market, sell and distribute our wireless products and services
     - Select partners who will be used to help market, sell and distribute our wireless products and services
     - Develop a marketing strategy of our wireless products and services
     - Make our wireless products and services affordable and appealing to our target markets
     - Address multiple markets simultaneously to market our wireless products and services
     - Develop manufacturing and distribution channels of our wireless products and services
     - Manage the progress and costs of additional research and development of our wireless products and services and the ClariCAST(TM) technology
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Reduce future operating losses and negative cash flow
     - Compete effectively in the markets we choose to enter
     - Develop new products and services and enhance current products and services
- Stimulate demand for our wireless products and services
- Obtain approval for the Plan of Reorganization from the United States Bankruptcy Court

In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks related to our ability to obtain funding, risks relating to our significant capital requirements, risks relating to the bankruptcy of the Parent Company, Clariti Telecommunications International, Ltd., risks associated with our operating losses, risks relating to our development, risks relating to competition and regulatory developments, as well as the other risks referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect

                                       19
events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
The current focus of our business is the development and commercialization of ClariCAST(TM), our proprietary wireless technology that will support voice messaging (including wireless voicemail and text-to-speech), data and information services to a high-speed digital wireless device.

Recent Events
-------------
On May 3, 2002, RadioNet International, Inc. ("RadioNet"), a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The operations of RadioNet have ceased. There are no significant assets of RadioNet.

On April 18, 2002, the Parent Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company continues to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded for limited expenses by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future.

On April 15, 2002, Peter S. Pelullo resigned as President and Chief Executive Officer as well as a member of the Board of Directors of Clariti Telecommunications International, Ltd.("the Company"). Also, On April 15, 2002, Ernest J. Cimadamore resigned as Secretary and Senior Vice President of the Company. Abraham Carmel was appointed as Chairman of the Board of Directors of the Company. Mr. Carmel has been a Director of the Company since October 1999 and will also assume the title of President, Chief Executive Officer and Treasurer. The Company also appointed Stuart W. Settle, Esq. and Ian Tromans to its Board of Directors. Mr. Settle also serves as Secretary of the Company. Mr. Settle has served as legal counsel to Ansteed Investments, Ltd., a secured creditor and largest shareholder of the Company, on certain matters in the past. The Board of Directors now includes the following members: Stuart W. Settle, Esq., Ian Tromans and Abraham Carmel as the Chairman.

On March 6, 2002, the following members of the Board of Directors of Clariti Telecommunications International, Ltd. resigned as Directors and members of any committees of the Board of Directors: Michael Jordan, Robert Sannelli, John D'Anastasio, Chester Hunt and Dr. H.G. Hinderling, LL.M.

On October 24, 2001, our wholly-owned subsidiary, Clariti Wireless Messaging, Inc. ("Clariti Wireless"), filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code. Clariti Wireless' operations have ceased. The bankruptcy proceedings have since been declared closed by the bankruptcy judge. As a result, all of Clariti Wireless' debts have been discharged, resulting in an extraordinary gain on discharge of indebtedness of $1,568,000 for Fiscal 3Q02.


                                       20

Results of Operations

Three Months Ended March 31, 2002 ("Fiscal 3Q02")
vs. Three Months Ended March 31, 2001 ("Fiscal 3Q01")
--------------------------------------------------------
For Fiscal 3Q02, the Company generated net income of $553,000, or $0.01 per share, on no revenue as compared to a net loss of $8,202,000, or $0.23 per share, on no revenue in Fiscal 3Q01. Net loss from continuing operations was $1,015,000, or $0.03 per share, on no revenue in Fiscal 3Q02 as compared to a net loss from continuing operations of $1,917,000, or $0.05 per share, on no revenue in Fiscal 3Q01.

The $902,000 decrease in the loss from continuing operations was primarily a result of a $302,000 decrease in salary expense due to the reduction in corporate staff as well as a decrease in consulting expense of $720,000.

General and administrative expenses decreased $1,082,000, from $1,928,000 to $846,000 primarily due to the decrease in salary and consulting expenses as mentioned above.

During the period from December 1998 to May 2001, we were also a significant provider of wire-line telecommunication services through our interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, we divested these business operations, which formed our former business segment, Telephony/Internet Services. Therefore, the results of operations for Fiscal 3Q01 reflect $3,765,000 of losses from such discontinued operations and we recognized an additional $2,520,000 loss on the disposal of three of those businesses. Also, on October 24, 2001, our wholly-owned subsidiary, Clariti Wireless, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code. Clariti Wireless' operations have ceased and the bankruptcy proceedings have since been declared closed by the bankruptcy judge. As a result, all of Clariti Wireless' debts have been discharged, resulting in an extraordinary gain on discharge of indebtedness of $1,568,000 for Fiscal 3Q02.


Nine Months Ended March 31, 2002 ("Fiscal Nine Months 2002")
v. Nine Months Ended March 31, 2001 ("Fiscal Nine Months 2001")
----------------------------------------------------------------
For the Fiscal Nine Months 2002, the Company incurred a net loss of $3,054,000, or $0.08 per share, on no revenue as compared to a net loss of $20,981,000, or $0.59 per share, on no revenue for the Fiscal Nine Months 2001. Net loss from continuing operations was $4,522,000, or $0.12 per share, on no revenue in Fiscal Nine Months 2002 as compared to a net loss from continuing operations of $5,964,000, or $0.17 per share, on no revenue in Fiscal Nine Months 2001.

The $1,442,000 reduction in loss from continuing operations was primarily due to a decrease in general and administrative expenses.

General and administrative expenses decreased $2,025,000, from $6,234,000 to $4,209,000 for the Fiscal Nine Months 2002. This decrease was a result of a decline in consulting expense of $1,905,000, a decline in salary expense of $464,000, a decline in professional fees of $608,000 and a decline in other general and administrative expenses of $651,000. However, these decreases were offset by accruals of $1,603,000 for certain leases in default and legal

                                       21
proceedings for Fiscal Nine Months 2002. During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through our interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, we divested these business operations, which formed our former business segment, Telephony/Internet Services. Therefore, the results of operations for Fiscal Nine Months 2001 reflect $11,982,000 of losses from such discontinued operations and we recognized an additional $3,035,000 loss on the disposal of three of those businesses. Also, on October 24, 2001, our wholly-owned subsidiary, Clariti Wireless, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code. Clariti Wireless' operations have ceased and the bankruptcy proceedings have since been declared closed by the bankruptcy judge. As a result, all of Clariti Wireless' debts have been discharged, resulting in an extraordinary gain on discharge of indebtedness of $1,568,000 for Fiscal Nine Months 2002. Also, during Fiscal Nine Months 2002 we recognized an additional $100,000 loss on the disposal of one of the divested businesses mentioned above.


Liquidity and Capital Resources
-------------------------------
At March 31, 2002, the Company had a working capital deficit of $5,327,000 (including a cash balance of $2,000) as compared to a working capital deficit of $2,954,000 (including a cash balance of $124,000) at June 30, 2001. The working capital decrease of $2,373,000 is primarily due to a $1,603,000 increase in accruals for leases in default and legal proceedings as well as an increase in accrued payroll of $981,000 and an increase in accrued consulting fees of $275,000. These working capital decreases were partially offset by $250,000 of short-term borrowings made during Fiscal 1Q02, $135,000 proceeds (net of commissions) from the sale of common stock during Fiscal 1Q02.

We have historically relied principally on equity financing to meet our cash requirements. Adverse market conditions for telecommunications companies during the last 24 months have made it extremely difficult for the Company to raise additional equity financing. A major factor in our recent inability to raise equity funding has been the rapid and precipitous fall in the market price of our common stock, from $5.25 per share in January 2001 to recent prices of approximately $0.01 per share, resulting in a reduction of our market capitalization from $187.7 million to less than $1 million. We have substantially exhausted our cash reserves, we have no credit lines, and we have no firm commitments for near-term funding. Therefore, on April 18, 2002, the Parent Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company continues to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded for limited expenses by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future.

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated

                                       22


balance sheet as of March 31, 2002 includes $70,000 of accrued interest.
On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carries interest at the rate of 10% annum and is due by March 31, 2002. On March 3, 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. Also, In April 2002, the Company borrowed an additional $5,000 from Ansteed Investment, Ltd. for certain expenses, also carrying the same terms as the original note. The Company is in default of this loan.

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which Clariti borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 6). The Outstanding Balance must be repaid on or before July 2, 2002, and no interest accrues on the Outstanding Balance. The third party may convert the Outstanding Balance into shares of the Company's common stock at a conversion price of $0.50 per share.

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

The Company is also actively pursuing opportunities to secure additional financing in order to meet operating cash requirements through the remainder of the current fiscal year. The Company also plans to search for strategic alternatives in order to advance the business, create synergies and/or secure financing. There can be no assurances that funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

Significant additional funding will be required beyond 2002 to launch the ClariCAST(TM) System in Italy and other specified target markets and to meet expected negative operating cash flows and capital expenditure plans. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to us.




                                       23










PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

On May 3, 2002, RadioNet International, Inc. ("RadioNet"), a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The operations of RadioNet have ceased. There are no significant assets of RadioNet.

On April 18, 2002, the Parent Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Company continues to manage its properties and operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the Chapter 11 process, the Company is being funded by Ansteed Investment, Ltd., a secured creditor and largest shareholder. The Company intends to submit a Plan of Reorganization to the Court in the near future.

On October 24, 2001, Clariti Wireless Messaging, Inc., a wholly owned subsidiary of the Company, filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. Clariti Wireless' operations have ceased. The case has been closed.

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the UK Telecommunications Group, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,600,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company has vigorously defended the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris made a decision on the case and France Telecom was not awarded any damages. The Company does not know if France Telecom will appeal the decision

On November 30, 1999, IDT Corporation ("IDT") filed a complaint in the
Court of Common Pleas in Philadelphia, Pennsylvania against the Company and Clariti Carrier Services Limited, an inactive United Kingdom subsidiary of the Company, seeking payment for long-distance telephone services pursuant to a contract between IDT and GlobalFirst Communications Limited, a former subsidiary of the UK Telecommunications Group. The complaint seeks damages in the amount of $690,163 plus interest, costs and attorneys fees. On March 20, 2000, the Court of Common Pleas dismissed the complaint on the basis of jurisdiction, provided that proper jurisdiction lies in England. On or about April 15, 2000, IDT filed an appeal with the Superior Court of Pennsylvania appealing the decision of the Court of Common Pleas. On or about April 19, 2001, the Superior Court sustained the decision of the Court of Common Pleas regarding jurisdiction. To date, the Company is not aware of any further action taken by IDT in this matter. The Company believes that neither the

                                       24
Company nor Clariti Carrier Services Limited has any liability with respect to IDT's claim.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $373,219. The Company continues to believe that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement and is considering its options in response to this ruling. On or about November 19, 2001, Clariti Telecommunications International and Michael P. McAndrews executed a Settlement Agreement and General Release whereby the Company shall pay Mr. McAndrews a total of $90,000 in order to settle the above claim. The settlement amount was to be paid by January 19, 2002. Subsequently, on January 21, 2002, the Company and Mr. McAndrews amended the Settlement Agreement and General Release by increasing the settlement amount to $100,000 plus $750 per day for each day after January 21, 2002 and extended the settlement payment date to February 28, 2002. This settlement payment was not made and therefore, the Company's liability remains $373,219.

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

On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of the lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses.

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations, however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.
                                       25
          Item 2.   Changes in Securities and Use of Proceeds

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                        None

                    (b) Reports on Form 8-K:

On April 18, 2002, Clariti Telecommunications International, Ltd.("the Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.

On April 15, 2002, Peter S. Pelullo resigned as President and Chief Executive Officer as well as a member of the Board of Directors of Clariti Telecommunications International, Ltd.("the Company"). Also, On April 15, 2002, Ernest J. Cimadamore resigned as Secretary and Senior Vice President of the Company. Abraham Carmel was appointed as Chairman of the Board of Directors of the Company. Mr. Carmel has been a Director of the Company since October 1999 and will also assume the title of President, Chief Executive Officer and Treasurer. The Company also appointed Stuart W. Settle, Esq. and Ian Tromans to its Board of Directors. Mr. Settle also serves as Secretary of the Company. Mr. Settle has served as legal counsel to Ansteed Investments, Ltd., a secured creditor and largest shareholder of the Company, on certain matters in the past. The Board of Directors now includes the following members: Stuart W. Settle, Esq., Ian Tromans and Abraham Carmel as the Chairman.

On March 6, 2002, the following members of the Board of Directors of Clariti Telecommunications International, Ltd. resigned as Directors and members of any committees of the Board of Directors: Michael Jordan, Robert Sannelli, John D'Anastasio, Chester Hunt and Dr. H.G. Hinderling, LL.M.

On October 24, 2001 the Company filed a Form 8-K disclosing that Clariti Wireless Messaging, Inc., a wholly owned subsidiary of Clariti
Telecommunications International, Ltd., filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.


                                       26




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2002



                           CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                  (REGISTRANT)



                                   By:  s/Michael McAnulty
                                        --------------------
                                        Michael McAnulty
                                        Vice President of Finance
















                                       27