Form 10-K
period 2002-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2002-10-23
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2002            Commission File No. 33-90344

                 Clariti Telecommunications International, Ltd.
(Debtor-in-Possession)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               23-2498715
-----------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 W. RIDGE PIKE, SUITE C-106
CONSHOHOCKEN, PENNSYLVANIA                                         19428
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

1341 N. DELAWARE AVENUE, SUITE 300, PHILADELPHIA, PENNSYLVANIA 19125
--------------------------------------------------------------------
(Former name or former address, if changed since last report)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant's common stock, as of September 25, 2002 was approximately $251,000 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

The number of shares outstanding of the registrant's common stock, as of September 25, 2002 was 38,582,890.

                      DOCUMENTS INCORPORATED BY REFERENCE

See Item 14, Exhibits and Reports on Form 8-K

                                       1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Clariti Telecommunications International, Ltd. is a non-operating U.S.
parent company with subsidiaries in the U.S. and Italy. In this Form 10-K, the terms "Clariti" and "the Company" are used interchangeably in reference to the parent company and/or any of its subsidiaries. Clariti holds proprietary technology for digital transmission of data utilizing radio frequencies transmitted by FM radio stations.

History of the Company
----------------------
The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to "Sigma Alpha Entertainment Group, Ltd." and was subsequently reincorporated in Delaware. In March 1998 the Company changed its name to Clariti Telecommunications International, Ltd. Beginning in 1995, the Company began shifting its focus to development and commercialization of its wireless technology and no longer has a significant interest in the music and recording business.

Bankruptcy Proceedings
----------------------
On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company is continuing to manage its properties and operate its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

In addition, two Clariti subsidiaries, Clariti Wireless Messaging, Inc. and RadioNet International, Inc., filed voluntary petitions for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Further information regarding these bankruptcy proceedings can be found in this Form 10-K under Item 3, Legal Proceedings.

Changes to Management and the Board of Directors
------------------------------------------------
During the fiscal year ended June 30, 2002 ("Fiscal 2002"), there were substantial changes made to the Company's management and board of directors. All of the Company's original executive officers resigned during Fiscal 2002. In addition, all members of the Company's original board of directors resigned during Fiscal 2002, except Abraham Carmel. Stuart W. Settle, Esq. and Ian Tromans were elected to the Company's Board of Directors during Fiscal 2002, and Mr. Carmel was elected Chairman of the Board of Directors and named President, Chief Executive Officer and Treasurer. Mr. Settle was named Secretary of the Company. Further information regarding the Company's current and former management and board of directors will be available in Items 10-13 of this Form 10-K when such information required to be disclosed in such items is provided in an amendment to this Form 10-K within 120 days of the end of the Company's fiscal year.

                                       2

Wireless Technology Development
-------------------------------
Since 1995, the Company has been pursuing development of wireless applications for its proprietary technology for communications products and services that utilize radio frequencies transmitted by FM radio stations. Management believes that a need exists worldwide for communications products and services that communicate information in an economically feasible manner without the need for intensive capital investment for infrastructure and frequency licenses. The Company has developed a technology that utilizes existing FM radio frequencies to provide a wireless data transmission network without the significant investment capital requirements of traditional telecommunication and cellular infrastructure. The Company has trademarked the name of its technology as ClariCAST(TM).

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

The ClariCAST(TM) protocol is an advanced digital wireless communications protocol derived from various technologies, some of which were previously used in high-end military communication systems. This proprietary protocol is highly robust, employing state-of-the-art digital technologies, coding and interleaving schemes, and error correction algorithms. At its core, the ClariCAST(TM) protocol is a relatively high-speed digital wireless architecture that has been optimized for the transmission of large digital files, such as digitized voice messages or graphic files, to small, low power, mobile receivers. The ClariCAST(TM) technology sends digital information over FM-SCA frequencies.

The ClariCAST(TM) architecture is uniquely designed to allow Clariti to provide cost-effective solutions for these and other applications. ClariCAST(TM) will allow these potential future applications to share the same wireless highway covering a given geographic area with no need to develop a new network.

Furthermore, Clariti believes that the ClariCAST(TM) architecture is better suited (more robust, more cost-effective) for these types of applications than any other wireless technology in the market. The future applications examples described above all require the ability to broadcast large data files to multiple devices at the same time ("point-to-multipoint"), while cellular technology is geared for one-to-one ("point-to-point") communication and requires greater bandwidth usage and higher costs. The ClariCAST(TM) technology is a cost-effective method to simultaneously broadcast large data files to multiple wireless receivers.

New product development efforts are subject to all of the risks inherent in the development of new technology and products, including unanticipated delays, expenses, market acceptance, and technical problems. There can be no assurance as to when, or whether, any applications of the ClariCAST(TM) technology will be successfully completed. No assurance can be given that products or services can be developed within a reasonable development schedule, if at all, or that they can be produced or provided at a reasonable cost. There can be no

                                       3
assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.


FM-SCA Broadcasting

Two additional significant advantages of the ClariCAST(TM) technology are (1) FM-SCA channels do not require new radio frequency spectrum allocation and (2) the transmission infrastructure for FM-SCA already exists in the form of the FM radio station equipment. As a result, the Company's wireless datacasting system will require significantly less investment to establish a network and acquire the necessary hardware than other wireless networks. In addition, the existence of the FM radio station's transmission infrastructure and the simplicity of the ClariCAST(TM) technology will allow for more rapid installation of the system. The Company expects to be able to install a city-wide wireless datacasting system in several days rather than the many months required for traditional wireless systems.

FM radio stations are typically assigned a frequency bandwidth of 100 kHz.
A typical station will use 53 kHz for their commercial (main channel) stereo programming. The remaining 47 kHz, which is almost half of the available FM channel spectrum resource, is not required for broadcasting the main channel programming.

Availability of FM-SCA Channels

FM-SCA has been used in the United States for applications such as background music without commercial interruption, reading services for the blind, stock market quotes, sports scores, weather reports, educational services, and religious broadcasts. As a result, the availability of FM-SCA channels in the U.S. may in some instances be limited due to these other uses. However, in most international markets, especially emerging growth nations, there appears to be little or no use of the FM-SCA band. International FM radio stations have been pursuing the use of this FM-SCA bandwidth to generate additional revenues from operations.

Prior to its financial difficulties, Clariti had secured the use of several FM-SCA Channels in multiple U.S. cities. In addition, RadioNet Italia Srl, the Company's 60%-owned joint venture with the Pasubio Group in Italy, entered a contract with Centro di Produzione SpA (also known as "Radio Radicale") whose 200 plus FM radio station network covers approximately 95% of Italy, to use their FM-SCA channels in exchange for a percentage of RadioNet Italia's revenues. However, there can be no assurance that FM radio station owners in other potential market areas will make their SCA channels available for use by the Company.

Potential Applications of the ClariCAST(TM) Technology

Clariti has taken steps to explore and in some cases begin development work on some potential applications of the ClariCAST(TM) Technology. Following is a brief description of some of the more significant activities in this area:

Smart Mobile Devices ("SMD")- Clariti has held discussions with makers of SMD's, such as handheld organizers and pocket PC's, to explore the potential use of the ClariCAST(TM) technology for purposes of low-cost data broadcast reception capability for information services (sports scores, traffic reports, headline news, etc.) and electronic publishing (e-books, e-newspapers, and e-magazines). It would also give such companies a multicasting channel for the

                                       4
economic distribution of software (software updates, fixes, games, new capabilities, etc.) to fielded SMD devices.

Intelligent Signage - A trend in advertising, especially outdoor and mobile advertising, is interactive, changeable billboards and signs. Signs that display real-time information such as weather, traffic conditions, lottery numbers, sale prices, etc., would also come under this category. The ClariCAST(TM) technology offers an economical way of transmitting information wirelessly to signs or billboards, especially if they are dispersed over a large geographic or remote area, or in a mobile environment (e.g. buses, trucks, taxi cabs).

Automobile Data Services - Because the ClariCAST(TM) protocol is optimized for mobile receivers, a natural application is information, messaging, and data services to the automobile. Automobile navigation systems are becoming more and more popular, even to the point of being standard equipment in high-end vehicles. ClariCAST(TM) offers an economical way of periodically updating these systems wirelessly with the latest road, waypoint, address, and phone number changes to their databases. A U.S. federal government initiative is the Intelligent Transportation System, or ITS. Part of this initiative calls for traffic information and alerts to the car. With its low-cost of delivery, large geographic coverage, and point-to-multipoint broadcasting capabilities, ClariCAST(TM) represents a very practical and viable way to accomplish this. Clariti has held preliminary discussions with a maker of voice-interactive navigation systems to explore the possible use of ClariCAST(TM) as a communication channel to its in-car platform for sending information services and map database updates to the car.

Other Potential Applications: While steps have been taken to explore and in some cases begin development work on the above applications, Clariti has also identified several other potential applications of the ClariCAST(TM) technology, which include the following:

- Security Alert Services - The terrorist attacks of September 11, 2001 have exposed a need not just in the United States, but in countries around the world, for effective and reliable broadcast communications capabilities for transmission to military and national guard personnel, police, emergency services personnel, and general public alerts. ClariCAST(TM) represents a very practical and viable way to accomplish this with its low-cost of delivery, large geographic coverage, and point-to-multipoint broadcasting capabilities.

- E-Books, E-newspapers: Information could be updated continuously during the day over Clariti's wireless network.

- Interactive Toys: Major toy makers are creating interactive toys that teach and entertain children. With an embedded ClariCAST(TM) receiver, these toys could constantly be sent new content, including personalized messages.

- Interactive Games: Makers of electronic games could use ClariCAST(TM) to continually distribute, update and keep fresh their most popular computer and video game software.

- Microcontroller Software Updating: By adding a ClariCAST(TM) receiving module to their micro-controllers, manufacturers of consumer durables as diverse as refrigerators and lawnmowers would have a way of maintaining and updating their products remotely.


                                       5
Wireless Voicemail System

From 1995 through the first half of 2001, the Company's primary focus was on the development of one application of the ClariCAST(TM) technology, the Clariti Wireless Voicemail System. The Wireless Voicemail System transmits a message to the owner of a handheld voicemail player, known as a Voca(TM), in the actual voice of the person generating the message. The Wireless Voicemail System is designed so that a subscriber must first buy a Voca(TM) and then pay a monthly subscription fee for the wireless voicemail service. Once a subscriber's account has been established, callers can leave voice messages for the subscriber by calling the system's central ClariCAST(TM) server, or the system may forward office voicemail messages. The calling party's message is then digitized, compressed and transmitted by a radio station's FM transmitter to the subscriber's Voca(TM).

In 2000, the Company implemented a limited scope test launch of its Wireless Voicemail System in Jacksonville, Florida, consisting of the sale of approximately 50 Vocas(TM) to third party consumers who used the service in their daily lives. By early 2001, the Company had exhausted most of its cash reserves and had been unable to raise sufficient additional capital to fund continued development of its Wireless Voicemail System. As a result, Clariti terminated the Jacksonville test launch and ceased all efforts to develop and implement a commercial Wireless Voicemail System. In addition, Clariti postponed all activities related to its Italian joint venture, RadioNet Italia, Srl, which was originally formed to market the ClariCAST(TM) technology and related products and services in Italy.


Competition

The Company expects its wireless datacasting products and services to compete with those of numerous well-established companies that design, manufacture and/or market wireless communications systems and devices, including paging and cellular services. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Most of these competitors also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for wireless communications systems and devices.

In order for a wireless technology to be commercially successful, the Company believes it must meet user requirements for cost, device size, performance, and functionality. While some competing technologies match the Company's ClariCAST(TM) technology on one or more of these parameters, the Company is not aware of any competing technology that can match ClariCAST(TM) technology in all of these critical areas.

Intellectual Property

In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July of 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan, and is still pending in three additional countries. In April 2000 the U.S. Patent and Trademark Office issued to the Company a patent, which was originally filed in March 1999, on the overall design of its Wireless

                                       6
Voicemail Player, the Voca(TM). The Company's current patents expire between 2014 and 2016.

During the past fiscal year, the Company filed one patent application in the United States dealing with automatic, over-the-air system monitoring. In addition, the Company has two pending patent applications for the protection of its proprietary wireless protocol and pending patent applications for a unique interference-reduction technique, an improved message quality estimator, implementing a response communications channel at the Voca(TM) antenna shield, and other Voca(TM) performance-enhancing features.

There can be no assurance as to the ultimate success of the Company's patent applications in the United States or any foreign country. Furthermore, even if patents are issued to the Company, there can be no assurance that such patents will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. The Company also intends to rely on trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Research and Development
------------------------
The Company's research and development costs relate exclusively to the development of its ClariCAST(TM) technology and related applications, including the Wireless Voicemail System. Research and development costs incurred by the Company during the years ended June 30, 2002, 2001 and 2000 were $0, $4,711,000 and $4,161,000, respectively. The Company has incurred cumulative research and development costs of $12,846,000 on its ClariCAST(TM) technology and Wireless Voicemail System through June 30, 2002. The substantial reduction in research and development costs incurred by the Company during the year ended June 30, 2002 was due to the Company's severe cash shortage and resulting Chapter 11 bankruptcy filing in April 2002. Management expects a continued low level of research and development expenditures for the year ending June 30, 2003 as the Company attempts to execute its plan of reorganization and emerge from Chapter 11 bankruptcy proceedings.

Management believes its ClariCAST(TM) technology has the capability to fill a need that exists worldwide for a wireless telecommunications network that can communicate information in an economically feasible manner without the need for the significant investment capital requirements of a traditional wireless infrastructure. Utilization of the existing telecommunications infrastructure and that of 30,000 FM radio towers located around the world has the capability to provide such a network to the vast majority of the world's population. Subject to its ability to execute its plan of reorganization and emerge from Chapter 11 bankruptcy proceedings with adequate sources of funding (or which there can be no assurance), the Company plans to continue research and development into applications of its technology that have the potential to fill such a need.

Employees
---------
As of June 30, 2002, the Company had 2 full time employees working at its Conshohocken, Pennsylvania headquarters. Neither of the employees belong to a labor union.


ITEM 2.     DESCRIPTION OF PROPERTY

The Company is located at 625 W. Ridge Pike, Suite C-106, Conshohocken, Pennsylvania 19428, which the Company leases pursuant to a written lease agreement that expires in 2003.


ITEM 3.     LEGAL PROCEEDINGS

Bankruptcy Proceedings
----------------------
On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case number 02-15817(DWS)). The Company continues to manage its properties and operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company has filed a Plan of Reorganization dated June 25, 2002 and an Amended Disclosure Statement dated August 7, 2002. Clariti firmly believes its Plan, as filed provides for the optimum payments to creditors within the shortest practical and realistic period of time giving consideration to the creditors and the Company's limited resources. As of October 15, 2002, the Company's Plan of Reorganization has been approved by the Bankruptcy Court with an effective date of October 30, 2002.

Clariti negotiated a Funding Agreement with Ansteed Investment, Ltd. (the Company's primary secured creditor and its largest shareholder) and an affiliated company, Cash Card Communications, Ltd. ("C4"), pursuant to which Ansteed and C4 have agreed to provide limited funding to the Company during and after Chapter 11 proceedings as well as the funding required to execute the Plan of Reorganization. In consideration, the Company will allow such advances to become secured claims of Ansteed and C4. Thus far, such advances have been limited to minimal expenses necessary to keep the Company operating. Following is a brief summary of the Plan of Reorganization:

- All existing shares of Clariti common stock shall be cancelled and pre-petition shareholders shall receive one share of stock in the reorganized Company for every 100 shares of stock presently held. Any existing holders of Company stock options shall be converted at the same rate with the price of the option prorated to the cost of the new shares.

- Secured creditors, of which there are four (including Ansteed and C4), will each receive an unsecured, interest free, convertible promissory note ("Notes") with a principal amount equal to their respective secured claims. The Notes are convertible at the sole option of the Company into post-reorganization common shares at conversion prices ranging from $2.00 to $10.00 per share. The Notes mature on December 31, 2005, unless previously converted.

- C4 expects to make available approximately $300,000 to settle administrative claims, priority unsecured claims and general unsecured claims. Administrative claims and priority unsecured claims are expected to be paid in full on the effective date of the plan. General unsecured claims will be paid on a pro rata basis to the extent of funds remaining after payment of the administrative claims and priority unsecured claims.

Clariti Wireless Messaging, Inc. and RadioNet International, Inc., both wholly owned subsidiaries of Clariti Telecommunications International, Ltd., each

                                       8
filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Both companies' operations have ceased. Neither company held significant assets. The Bankruptcy Court closed the case on Clariti Wireless Messaging, Inc. in Fiscal 2002 and closed the case on RadioNet International, Inc. on July 12, 2002.

France Telecom
--------------
France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the Company, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,700,000). France Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company has vigorously defended the claims asserted by France Telecom. Clariti believed that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris issued a decision in favor of the Company, denying France Telecom any damages.

McAndrews
---------
On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $401,000, including accrued interest. This amount is included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings.

M&T Bank
--------
On June 12, 2001, M&T Bank filed an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. M&T Bank seeks damages in the amount of $368,000.



Nine Penn Center Associates
---------------------------
On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of a lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses. However, this amount is based on the acceleration of the lease through 2006 and therefore is being disputed by the Company through the Bankruptcy Court.


Other Legal Proceedings
-----------------------
The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations, however, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            NONE


                                 PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "CLRIQ."

Market Information
------------------
The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. The following table presents data for the years ended June 30, 2002 and 2001. All amounts have been retroactively adjusted to reflect the Reverse Stock Split.

Year Ended June 30, 2002
------------------------                  High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 2001                       $ 0.180         $ 0.040
  December 31, 2001                        $ 0.076         $ 0.008
  March 31, 2002                           $ 0.027         $ 0.004
  June 30, 2002                            $ 0.005         $ 0.003


Year Ended June 30, 2001
------------------------                  High Bid        Low Bid
                                          --------        -------
Quarter ended:
  September 30, 2000                       $ 5.880         $ 4.310
  December 31, 2000                        $ 4.500         $ 2.880
  March 31, 2001                           $ 5.250         $ 0.940
  June 30, 2001                            $ 1.120         $ 0.150

The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 25, 2002 the closing price for the Company's common stock was $0.011 per share.

Holders
-------
As of September 25, 2002 the Company had 267 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

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

                                                  Number of          Total
    Date                   Name                     Shares       Consideration
-------------   ------------------------------   ------------    -------------
August 2001     MarketWatch Option, Inc.         3,000,000       $135,000
August 2001	    Vision Publishing			   150,000       $ 10,500

During Fiscal 2002 the Company sold 3,000,000 shares of its common stock to MarketWatch Option, Inc. for proceeds, net of commissions, of $135,000. In addition, the Company issued 150,000 shares of its common stock to Vision Publishing for consulting services valued at $10,500.

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


ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data relating to the Company and its subsidiaries have been taken or derived from the financial statements and other records of the Company. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company. On April 18, 2002, Clariti Telecommunications International, Ltd. filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, results of operations for the period April 18, 2002 through June 30, 2002, as well as balance sheet data as of June 30, 2002 reflect operations as "debtor-in-possession" under jurisdiction of the Bankruptcy Court. During Fiscal 2001, the Company divested substantially all of its interests in the Telephony/Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. Accordingly, the selected financial data have been restated to conform to discontinued operations treatment for all periods presented. In 1998, the Company changed its fiscal year end from July 31 to June 30. Therefore, Fiscal 1998 consists of the 11 months ended June 30, 1998 and all other fiscal years consist of 12 months.




                                       12
                            Fiscal     Fiscal      Fiscal     Fiscal   Fiscal
                             2002       2001        2000       1999     1998
                           --------   --------   --------  ---------   -------
                             (dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                    $      -   $      -   $      -  $       -   $     -
                           --------   --------   --------  ---------   -------
Gross profit               $      -   $      -   $      -  $       -   $     -
Operating expenses          ( 5,033)   (15,605)   (16,794)  (  9,374)   (4,223)
Other income (expense)      (    81)       350        430        396    (   25)
                           --------   --------   --------  ---------   -------
Net loss from continuing
 operations                 ( 5,114)   (15,255)   (16,364)  (  8,978)   (4,248)
Discontinued operations:
 Income (loss) from dis-
  continued operations            -    ( 6,519)    12,254   (211,434)        -
 Gain (loss) on disposal    (   100)       193    (   762)         -         -
                           --------   --------   --------  ---------   -------
Net loss before
 extraordinary gain        $( 5,214)  $(21,581)  $( 4,872) $(220,412)  $(4,248)

Extraordinary gain on
 discharge of indebtedness    1,568          -          -          -         -
                           --------   --------   --------  ---------   -------
Net Loss                   $( 3,646)  $(21,581)  $( 4,872) $(220,412)  $(4,248)
                           ========   ========   ========  =========   =======

PER SHARE DATA, BASIC AND DILUTED
---------------------------------
Net loss from continuing
 operations                $(  0.14)  $(  0.43)   $(  0.49) $(  0.48)  $( 0.81)
 Income (loss) from dis-
  continued operations            -    (  0.18)       0.37   ( 11.38)        -
 Gain (loss) on disposal          -       0.01     (  0.02)        -         -
                           --------   --------    --------  --------   -------
Net loss before
 extraordinary gain        $(  0.14)  $(  0.60)   $(  0.14) $( 11.86)  $( 0.81)

Extraordinary gain on
 discharge of indebtedness $   0.04          -           -         -         -
                           --------   --------    --------  --------   -------
Net loss                   $(  0.10)  $(  0.60)   $(  0.14) $( 11.86)  $( 0.81)
                           ========   ========    ========  ========   =======

Cash dividends               None       None        None       None      None
                           ========   =========   ========  ========   =======

                            As of      As of       As of      As of     As of
                           June 30,   June 30,    June 30,   July 31,  July 31,
                             2002       2001        2000       1999     1998
                           --------   ---------   --------  --------   -------
BALANCE SHEET DATA
------------------
Total assets               $    526   $  1,298    $ 22,627  $ 19,930   $ 2,240
Long-term obligations      $      -   $      -    $      -  $      -   $     -
Stockholders' equity
 (deficit)                 $( 5,210)  $( 1,992)   $ 21,859  $(19,660)  $ 1,580

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

- Emerge from Chapter 11 bankruptcy proceedings pursuant to the terms of our reorganization plan dated June 25, 2002,
     - Obtain financing for operations and expansion after we emerge from bankruptcy proceedings,
     - Manage the transition from our former board of directors and management team to the new board of directors and management team,
     - Develop commercially viable applications for the ClariCAST(TM) technology,
     - Obtain access to engineering resources required to complete development and commercial implementation of potential applications for the ClariCAST(TM) technology,
     - Lease SCA channels from FM radio stations,
     - Select and develop partnerships to help market, sell and distribute the wireless products and services we are attempting to develop,
     - Develop a marketing strategy for the wireless products and services we are attempting to develop
     - Develop manufacturing and distribution channels for the wireless products and services we are attempting to develop
     - Manage the progress and costs of additional research and development of the ClariCAST(TM) technology
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Reduce future operating losses and negative cash flow
     - Compete effectively in the markets we choose to enter

In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks related to our Chapter 11 bankruptcy proceedings, ability to obtain funding, ability to reverse operating losses, competition and regulatory developments, as well as the other risks identified below under "Risk Factors" and those referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



RISK FACTORS

We Must Exit Chapter 11 Bankruptcy Proceedings in Accordance With Our Reorganization Plan

On April 18, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. We are continuing to manage our properties and operate our business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. On June 25, 2002, we filed a Plan of Reorganization with the Bankruptcy Court ("Reorganization Plan").

Further details of the Reorganization Plan are disclosed below under Analysis of the Business. We believe that the Reorganization Plan provides for the optimum payments to our creditors within the shortest practical period of time given the number of creditors and our limited resources and abilities. Funding for the Reorganization Plan is to be accomplished through a new capital infusion to be made by Ansteed Investment, Ltd. ("Ansteed"), and/or an affiliate of Ansteed. Ansteed is currently our largest shareholder and our largest secured creditor.

If the Reorganization Plan is not approved in substantially its original form, it is reasonably possible that Ansteed may choose not to provide capital to us. In that case, unless we could identify another source of debtor-in-possession financing in a very short time, we would have to convert the bankruptcy to Chapter 7 proceedings, resulting in the liquidation of the company.

We Need to Obtain Financing in Order to Continue Our Operations

Our inability to secure financing to fund our obligations is the reason we entered Chapter 11 bankruptcy proceedings. Since then Ansteed/C4 have advanced (in the form of a loan) approximately $256,000 to meet our operating requirements. In addition, C4 an affiliate of Ansteed has agreed to fund an additional $300,000 for payments to certain creditors pursuant to terms of the Reorganization Plan. Without such funding from Ansteed and its affiliate, it is reasonably possible that we would have to convert the bankruptcy to Chapter 7 proceedings, which would result in the liquidation of the company.

When we emerge from Chapter 11 bankruptcy proceedings, we will require both short-term financing for operations and longer-term capital to fund our expected growth. We have no existing bank lines of credit and have not yet established any sources for additional financing. Our ability to grow will be dependent upon our ability to raise longer-term capital or otherwise finance our plans. However, additional financing may not be available to us, or if available, may not be available upon terms and conditions acceptable to us. Inability to raise sufficient funds for operations will have an adverse impact on our business.

Several Factors About Our Common Stock Make It Difficult For Us to Obtain Equity Financing

The market price of our common stock has fallen from over $5.00 per share in January 2001 to less than $0.01 per share currently. Until we emerge from Chapter 11 bankruptcy proceedings, it is unlikely that we will be able to sell common stock to obtain financing. The Reorganization Plan provides for the implementation of a 100:1 reverse stock split. This will have the effect of

                                       15
substantially reducing the number of shares outstanding and in the public float. However, there can be no assurance that this reverse stock split will have the desired effect of raising our common stock price to such a level that attracts third party investors.

Our common stock is currently traded on the OTC Bulletin Board and, as such, it is relatively illiquid. Once we emerge from Chapter 11 Bankruptcy proceedings, there can be no assurance that an active public trading market for our common stock will be developed, and if developed, sustained.

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

We Have a Limited Operating History Upon Which to Base an Evaluation of Our Performance

We were formed in February 1988 as the successor to a music and recording studio business. In 1995, we were introduced to the concept of using FM radio frequencies to transmit digital information, which we have now developed into our ClariCAST(TM) technology. As an early stage company in the rapidly evolving wireless technology industry, we face numerous risks and uncertainties. In addition, we have had only a limited operating history upon which investors may base an evaluation of our performance.

We Have Substantially Changed Our Board of Directors and Management

During Fiscal 2002, all but one member of our Board of Directors resigned and all of our executive officers resigned as well. We added two new members to our Board of Directors, neither of which have significant experience in wireless telecommunications. It is expected that the one remaining member of the original Board of Directors, Abraham Carmel, will be elected Chief Executive Officer and President of the Clariti following confirmation of the Reorganization Plan. In addition, all members of our finance department, including our Chief Accounting Officer, resigned during Fiscal 2002. We are currently using third party consultants to perform required financial functions.

We Have Eliminated Substantially All of Our Engineering Staff

Our financial difficulties forced us to terminate nearly all of our engineering research and development personnel during Fiscal 2002. We now have only two experienced engineers on staff who are working on development of applications for our ClariCAST(TM) technology. To execute our plans, we will have to hire additional engineering staff and/or obtain engineering support from third parties interested in working with us to develop one or more applications of our ClariCAST(TM) technology. There can be no assurance that we will be able to internally fund additional engineering staff or that we will be able to develop relationships with third parties that will provide engineering assistance to us.

We Have a History of Losses and Expect that Losses Will Continue in the Future

Since our inception, we have incurred significant losses from continuing

                                       16
operations of $5,064,000, $15,255,000 and $16,364,000 for Fiscal 2002, Fiscal
2001 and Fiscal 2000, respectively, including $0, $4,711,000 and $4,161,000, respectively, on research and development of our ClariCAST(TM) technology. In order to achieve profitability in the future, we will need to generate significant revenue. We cannot assure you that we will generate sufficient revenue to achieve profitability. We currently project that we will continue to generate operating losses and negative cash flow from operations at least through Fiscal 2002. We cannot assure you that we will ever achieve, or if achieved, maintain, profitability. If revenue grows more slowly than we anticipate or if research and development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected.

We Are in Competition With Companies That Are Larger, More Established and Better Capitalized Than We Are

The wireless telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change. We expect that our wireless voicemail products and services will compete with those of numerous well-established companies, including Motorola, AT&T, Sprint PCS and many paging companies, which design, manufacture and/or market wireless telecommunications systems. Many of our competitors have greater financial, technical, engineering, personnel and marketing resources; longer operating histories; greater name recognition; and larger consumer bases than us.

Successful Development of Our ClariCAST(TM) Technology Is Largely Dependent Upon the Two Remaining Engineering Staff Members

Our two remaining engineering staff members are the only employees we have with the knowledge and skill to develop potential applications for our ClariCAST(TM) technology. The loss of one or more of these individuals could have a material adverse effect on us.

In the longer term, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly trained technical personnel is intense. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

Rapid Technological Change Makes Our Success Unpredictable

The wireless telecommunications industry is characterized by rapid technological change, new product introduction and evolving industry standards. Our success will depend, in significant part, on our ability to make timely and cost-effective enhancements and additions to our technology and introduce new services that meet consumer demands. We expect new products and services, and enhancements to existing products and services, will be developed and introduced in order to compete with our technology. The proliferation of new telecommunications technologies may reduce demand for our ClariCAST(TM) technology. There can be no assurance that we will have the necessary financial resources or will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of applications for our ClariCAST(TM) technology. Delay in the introduction of new services or enhancements, our inability to develop new services or enhancements or the failure of such services or enhancements to

                                       17
achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

SPECIFIC RISKS ASSOCIATED WITH OUR WIRELESS TECHNOLOGY

Consumers May Not Accept Applications of Our ClariCAST(TM) Technology We Choose to Develop

The acceptance of any application or our ClariCAST(TM) Technology is a key element to our success and profitability. As with all new products, there is a risk that potential customers may not accept our product. Other companies may develop products in response to technological changes that make our system noncompetitive, especially if the development, introduction and marketing of our product is delayed.

We Are Subject to Uncertain Government Regulation Over USE of FM-SCA Channels

Our ClariCAST(TM) technology utilizes FM-SCA channels available on nearly all FM radio stations worldwide. In the United States, the FCC considers FM-SCA channels to be part of the total FM frequency allocated to a radio station and therefore regulates only the FM licensee, and does not require a separate license for the contractual use of FM-SCA channels. There can be no assurance that Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies will not in the future require us to obtain a license to operate our business or impose other requirements on radio stations that may limit our ability to operate. Regulators in most of the foreign markets may take a similar position in their countries to that of the FCC regarding the licensing and regulation of FM-SCA channels. There can be no assurance that foreign regulatory agencies will allow us access to their FM-SCA channels.

We May Be Dependent Upon Third Parties To Provide FM-SCA Channels in Areas in Which We Intend to Operate Our Wireless Services

In markets where we intend to distribute and operate our wireless services, we will be required to enter into contractual arrangements with FM radio stations in order to secure the use of FM radio subcarrier frequencies to operate our wireless system. We may not be able to enter into these arrangements or we may not be able to obtain sufficient radio frequency coverage in our target market. In addition, FM radio station owners may develop other uses for their subcarrier frequencies, which would limit our ability to enter into these arrangements. If we are unable to enter into arrangements with a significant number of FM radio stations, or to do so on

                                       18
economically advantageous terms, our ability to commercialize our wireless products and services and our profitability, if any, will be limited.

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

Bankruptcy Proceedings
----------------------
On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). At that time the Company reported

                                       19
tangible assets with a book value of approximately $700,000 and liabilities of approximately $5,212,000. The Company continues to manage its properties and operate the business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. As of October 15, 2002, the Company's Plan of Reorganization has been approved by the Bankruptcy Court with an effective date of October 30, 2002.


In addition, two of the Companies subsidiaries, Clariti Wireless Messaging, Inc. and RadioNet International, Inc., filed voluntary petitions for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Further information regarding these bankruptcy proceedings can be found in this Form 10-K under Item 3, Legal Proceedings.

On June 25, 2002, the Company filed its Chapter 11 Reorganization Plan with the Bankruptcy Court detailing the plans for settling claims of creditors and restructuring the interests of its equity holders. Following is a brief summary of the Reorganization Plan:

1. The Company owed Priority Unsecured Claims as of the filing date of approximately $85,000. Included in these claims are four former employees who are owed wages, which accrued during the statutory priority period.
   Each of these four individuals has a priority claim in the amount of $4,650. Additionally, the Company owed certain federal, state and local taxes, which totaled just in excess of $67,000. The Reorganization Plan calls for all Priority Unsecured Claims to be paid at 100 cents on the dollar.

2. The Company owed Secured Creditors as of the filing date approximately $1,345,000. Specifically, the Company owed $858,000 to Ansteed (its largest shareholder), $250,000 to Pasubio Spa, an Italian joint venture partner, and $237,000 to Eizen Fineburg & McCarthy, former corporate counsel. The Reorganization Plan calls for all three secured creditors to receive a convertible, non-interest bearing, unsecured promissory note for the face amount owed to them. The principal amount of the note payable to Ansteed and/or its affiliate will also include any amounts advanced to the Company during the bankruptcy case and thereafter until December 31, 2002. The notes payable will mature on December 31, 2005 if not converted earlier. The notes are convertible at the Company's discretion at the rate of $2.00 per share (after the planned 100:1 reverse split) for Ansteed, its affiliate and Pasubio, and at a rate of $10.00 per share (after the planned 100:1 reverse split) for Eizen Fineburg & McCarthy.

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed has agreed to fund the Reorganization Plan for $300,000 to be used to pay the administrative costs, Priority Unsecured Claims and General Unsecured Claims, in that order. It is Thus estimated that General Unsecured Claims will receive a total of approximately $200,000.

4. Existing equity holders, including common stock option and warrant holders, will be subject to a 100:1 reverse split.

The Company's exclusive source of post-petition operating funds have been
advanced by Ansteed and/or its affiliate.   The Company reached an agreement
with them to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(TM) technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate has advanced $256,000 through October 4, 2002.
                                       20
The Company believes this Reorganization Plan provides the most reasonable and realistic approach to satisfaction of the allowed claims in the most efficient manner. The Reorganization Plan provides for the repayment of the outstanding priority unsecured claims in cash upon the Reorganization Plan effective date and further provides for a small cash payment to unsecured creditors. While admittedly the payment to the unsecured creditors is not substantial as to individual claim amounts it does represent a substantial obligation by the Company and certainly provides a greater return than would be received by unsecured creditors under a Chapter 7 liquidation. Without the final development of our technology, the Company's assets all listed at book value are of minimal worth.


General Operations
------------------
The current focus of our business is the development and commercialization of ClariCAST(TM), our wireless technology that will support data and information services to a high-speed digital wireless device. Further description of the operations is included above under Item 1, Business.


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


Year Ended June 30, 2002 (Fiscal 2002)
vs. Year Ended June 30, 2001 (Fiscal 2001)
------------------------------------------
For Fiscal 2002, the Company incurred a net loss of $3,646,000 ($0.10 per share) on no revenue compared to a net loss of $21,581,000 ($0.60 per share) on no revenue for Fiscal 2001. Net loss from continuing operations was $5,114,000 ($0.14 per share) in Fiscal 2002 compared to a net loss from continuing operations of $15,255,000 ($0.43 per share) for Fiscal 2001. The $10,141,000 reduction in loss from continuing operations was primarily due to a decrease in marketing, research and development, depreciation and amortization, and general and administrative expenses of approximately $10,572,000. The Company was forced to substantially reduce its overhead due to the lack of capital in Fiscal 2002.

General and administrative expenses were $4,713,000 in Fiscal 2002 as compared to $9,471,000 in Fiscal, 2001, a decrease of $4,758,000. This decrease was a result of the reduction in overhead expenses associated with decreasing headcount, consolidating offices and selling off its wireline subsidiaries during the end of Fiscal 2001. By the end of Fiscal 2001, the severe cash shortage forced the Company to lay off most of its Wireless network engineering, marketing and administrative staff and relocate the group headquarters from Fort Washington, Pennsylvania to Philadelphia.

Marketing expenses decreased from $1,044,000 in Fiscal 2001 to $0 in Fiscal 2002 as the Company was forced to relinquish marketing efforts due to the severe cash shortage in Fiscal 2002. Research and development expenses decreased by $4,711,000 from Fiscal 2001 to $0 in Fiscal 2002 primarily due to the severe cash shortage in Fiscal 2002 as mentioned above. The Company was unable to advance the projects on the Wireless Voicemail System and additional applications of our ClariCAST(TM) technology.

The Company's results of operations for Fiscal 2001 and 2000 reflect its former business segment, Telephony/Internet Services, as discontinued operations. In Fiscal 2001 when the Company divested a substantial portion of such businesses, it recognized a loss from discontinued operations of $6,519,000 as compared to $0 in Fiscal 2002. In Fiscal 2002, the Company filed for Chapter 7 voluntary liquidation for one of its wireless subsidiaries. The liquidation proceedings subsequently discharged all of their liabilities, and as a result the Company recognized a gain of $1,568,000 on the discharge of such indebtedness in Fiscal 2002.


Year Ended June 30, 2001 (Fiscal 2001)
vs. Year Ended June 30, 2000 (Fiscal 2000)
------------------------------------------
For Fiscal 2001, the Company incurred a net loss of $21,581,000 ($0.60 per share) on no revenue compared to a net loss of $4,872,000 ($0.14 per share) on no revenue for Fiscal 2000. Excluding discontinued operations, the Company incurred a net loss of $15,255,000 ($0.43 per share) in Fiscal 2001 compared to a net loss of $16,364,000 ($0.49 per share) for Fiscal 2000. The $1,109,000 reduction in loss from continuing operations was primarily due to lower general and administrative expenses partially offset by higher marketing and research and development expenses.

General and administrative expenses were $9,471,000 in Fiscal 2001 as compared to $12,146,000 in Fiscal, 2000, a decrease of $2,675,000. This decrease resulted from a $3,919,000 reduction in the fair market value of common stock warrants issued as compensation to various consultants for assisting the Company in its efforts to raise additional capital to fund the operations. Partially offsetting this decrease were higher staff levels and associated costs for back office operations and systems development incurred in the Wireless headquarters to support the launch of the Wireless Voicemail System in Jacksonville, Florida and in the future, Milan, Italy. By the end of Fiscal 2001, the severe cash shortage forced the Company to lay off most of its Wireless network engineering, marketing and administrative staff and relocate its group headquarters from Fort Washington, Pennsylvania to Philadelphia.

Marketing expenses increased from $247,000 in Fiscal 2000 to $1,044,000 in Fiscal 2001 as the Company expanded its marketing staff and activities for the launch of the Wireless Voicemail service in Jacksonville, Florida and in the future, Milan, Italy. Research and development expenses increased $550,000, from $4,161,000 in Fiscal 2000 to $4,711,000 in Fiscal 2001 primarily due to continued acceleration of development work on the Wireless Voicemail System and additional applications of our ClariCAST(TM) technology. Included in the Fiscal 2000 R&D expense amount is $950,000 for the purchase from a third party engineering contractor of all the technology and related designs, schematics and know-how for one of the key components of the ClariCAST(TM) technology. By the end of Fiscal 2001, the Company reduced both marketing and R&D expenditure rates to minimal levels as a result of its severe cash shortage. See Capital Resources and Liquidity.


The Company's results of operations for Fiscal 2001 and 2000 reflect its former business segment, Telephony/Internet Services, as discontinued operations. In Fiscal 2001 when the Company divested a substantial portion of such businesses, it recognized a loss from discontinued operations of $6,519,000 as compared to income of $12,254,000 from discontinued operations in Fiscal 2000. As of June 30, 1999, the Company had written off all assets related to certain subsidiaries of the UK Telecommunications Group and had accrued for all of the estimated losses from operations up to October 11, 1999, the date these companies filed for voluntary liquidation. The liquidation proceedings subsequently discharged all of the liabilities, and as a result the Company recognized a gain of $33,502,000 on the discharge of such indebtedness in Fiscal 2000. Partially offsetting this gain in Fiscal 2000 was a write-off of $10,441,000 of goodwill related to the acquisition of MegaHertz-NKO, Inc. Excluding these unusual items, results of discontinued operations in Fiscal 2000 reflected a loss of $10,807,000 as compared to a loss of $6,519,000 in Fiscal 2001. The $4,288,000 decline in the amount of such operating losses principally results from 12 months of operations in Fiscal 2000 as compared to 10 months or less of operations in Fiscal 2001. In Fiscal 2001, results of disposal of discontinued operations reflected an adjustment to goodwill of $2,909,000 because 245,000 shares of our common stock previously considered issued and outstanding were retired as a result of the divestment of MegaHertz-NKO, Inc. This adjustment was partially offset by losses of $1,054,000 and 1,185,000 on the divestments of certain of the UK operating net assets and a 91% interest in NKA Communications Pty. Ltd., respectively. In Fiscal 2000, the Company incurred a $762,000 loss on the sale of certain assets of the UK operations remaining after the liquidation proceedings described above.

Liquidity and Capital Resources
-------------------------------
As further described above under Bankruptcy Proceedings, the Company is currently operating as debtor-in-possession under jurisdiction of the Bankruptcy Court. Based on the Reorganization Plan submitted to the Bankruptcy Court, the Company expects that the vast majority of our liabilities will have been extinguished when it emerges from Chapter 11 proceedings, which is expected in the near future.

Ansteed and/or its affiliate have agreed to fund the Company's working capital requirements through Chapter 11 and until December 31, 2002. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees as well as limited general and administrative expenses. This funding is expected to be included in the convertible, non-interest bearing, unsecured promissory note(s) to be issued to Ansteed and/or its affiliate pursuant to the Reorganization Plan. The Company has chosen to focus our future efforts on development and commercialization of its ClariCAST(TM) technology. Because the technology is still under development, the Company expects no revenues or positive operating cash flow in the near term.

The Company has no firm commitments for funding after December 31, 2002. The Company has historically relied principally on equity financing to meet its cash requirements. When the Company emerges from Chapter 11 on the effective date, it expects to find the process of raising equity capital extremely difficult. These matters raise substantial doubt about the ability to continue as a going concern. Significant additional funding will be required beyond Fiscal 2003 to meet expected negative operating cash flows. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

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


                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
(Debtor-in-Possession)

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE(S)
                                                                  ------------

          A.   Independent Auditor's Report                           F-1

          B.   Consolidated Balance Sheets at June 30, 2002 and
                2001                                                  F-2

          C.   Consolidated Statements of Operations for the
                years ended June 30, 2002, 2001 and 2000           F-3 to F-4

          D.   Consolidated Statement of Stockholders' Equity
                for the years ended June 30, 2002, 2001 and 2000   F-5 to F-7

          G.   Consolidated Statements of Cash Flows for the
                years ended June 30, 2002, 2001 and 2000           F-8 to F-9

          H.   Notes to Consolidated Financial Statements         F-10 to F-27








                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Clariti Telecommunications International, Ltd.
(Debtor-in-Possession)
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Clariti Telecommunications International, Ltd. and subsidiaries (Debtor-in-Possession) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clariti Telecommunications International, Ltd. and subsidiaries (Debtor-in-Possession) as of June 30, 2002 and 2001, and the results of their consolidated operations and cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has incurred substantial recurring losses and has experienced liquidity issues resulting in the filing for reorganization under Chapter 11 of the Bankruptcy Code on April 18, 2002. These factors raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    s/ COGEN SKLAR LLP
                                    ------------------
                                    COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
October 15, 2002


                                       F-1

PART I. - FINANCIAL STATEMENTS.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
                           CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2002 and 2001
                        (Dollars and Shares in Thousands)

                                                   June 30         June 30
                                                     2002            2001
                                                  ---------       ---------
                      ASSETS

CURRENT ASSETS
  Cash and equivalents                            $       5       $     124
  Inventory                                              20             107
  Prepaid expenses and other current assets               -             105
                                                  ---------       ---------
                                                         25             336

PROPERTY AND EQUIPMENT, NET                             418             814
INTANGIBLE ASSETS, NET                                   75             148
OTHER NON-CURRENT ASSETS                                  8               -
                                                  ---------       ---------
TOTAL ASSETS                                      $     526       $   1,298
                                                  =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                        $      23    $      1,828
  Post-petition financing  					  156
  Liabilities subject to compromise                   5,557
  Accrued expenses and other current liabilities          -             637
  Short-term borrowings from related party                -             762
  Convertible short-term borrowings                       -              63
                                                  ---------       ---------
                                                      5,736           3,290
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 38,530 shares at
 June 30, 2002 and 35,380 shares at June 30, 2001        38              35
WARRANTS OUTSTANDING, NET                             5,047           9,865
ADDITIONAL PAID-IN-CAPITAL                          271,869         266,626
ACCUMULATED DEFICIT                                (282,164)       (278,518)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (  5,210)       (  1,992)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $     526       $   1,298
                                                  =========       =========
The accompanying notes are an integral part of these consolidated financial statements.
                                       F-2

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
(Debtor-in-Possession as of April 18, 2002)
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
           (Dollars and Shares in Thousands, Except Per Share Amounts)


                                          Fiscal       Fiscal         Fiscal
                                           2002         2001           2000
                                        ---------     ---------      ---------
REVENUE                                 $       -     $       -       $      -
COST OF REVENUE                                 -             -              -
                                        ---------     ---------      ---------
GROSS PROFIT                                    -             -              -

Marketing expenses                              -         1,044            247
Research and development expenses               -         4,711          4,161
Depreciation and amortization expenses        320           379            240
General and administrative expenses,
 including non-cash consulting fees of
 $243, $1,590 and $5,509 in Fiscal
 2002, 2001 and 2000, respectively          4,713         9,471         12,146
                                        ---------     ---------      ---------

LOSS FROM OPERATIONS                     (  5,033)     ( 15,605)      ( 16,794)
                                        ---------     ---------      ---------
OTHER INCOME (EXPENSE)
 Interest income                                -           363            475
 Interest expense                        (     81)     (     13)      (     45)
                                        ---------     ---------      ---------
                                         (     81)          350            430
                                        ---------     ---------      ---------

NET LOSS FROM CONTINUING OPERATIONS      (  5,114)     ( 15,255)      ( 16,364)

DISCONTINUED OPERATIONS
 Net income (loss) from operations              -      (  6,519)        12,254
 Gain (loss) on disposal                 (    100)          193       (    762)
                                        ---------     ---------      ---------
NET LOSS BEFORE EXTRAORDINARY
 GAIN                                    (  5,214)     ( 21,581)      (  4,872)

EXTRAORDINARY GAIN ON DISCHARGE
 OF INDEBTEDNESS                            1,568             -              -
                                        ---------     ---------      ---------
NET LOSS                                $(  3,646)    $( 21,581)     $(  4,872)
                                        =========     =========      =========




The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3








         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
           (Dollars and Shares in Thousands, Except Per Share Amounts)


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               38,136        35,740         33,599

BASIC AND DILUTED LOSS PER COMMON SHARE
  Net loss from continuing operations   $(   0.14)    $(   0.43)     $(   0.49)
  Discontinued operations:
   Net income (loss) from operations            -      (   0.18)          0.37
   Gain (loss) on disposal                      -          0.01       (   0.02)
                                        ---------     ---------      ---------
  Net loss before extraordinary
   gain                                  (   0.14)     (   0.60)      (   0.14)

  Extraordinary gain on discharge
   of indebtedness                           0.04             -              -
                                        ---------     ---------      ---------
  Net loss                              $(   0.10)    $(   0.60)     $(   0.14)
                                        =========     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                       (Dollars and Shares in Thousands)



                             COMMON STOCK     COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------

BALANCES, JUNE 30, 1999    31,059     $ 31  $  2,322   $ 228,704    $(252,065)

Year ended June 30, 2000:
  Common stock issued for
   cash                     3,914        4         -      36,184            -
  Commission on issuance
   of common stock              -        -         -    (  3,815)           -
  Common stock issued for:
    Settlement of loan
     payable                  125        -         -       1,000            -
    Acquisition of NKA        287        -         -       3,554            -
    Acquisition of TWC        323        1         -       2,907            -
    Settlement of MegaHertz
     -NKO escrow agreement    128        -         -         701            -
  Common stock warrants
   issued, net of unearned
   consulting fees of $483      -        -    11,852    (  6,785)           -
  Warrants expired              -        -   (   112)        112            -
  Capitalization of note
   payable to related party     -        -         -       2,081            -
  Net loss                      -        -         -           -     (  4,872)
                           ------     ----  --------   ---------    ---------
BALANCES, JUNE 30, 2000    35,836     $ 36  $ 14,062   $ 264,643    $(256,937)
                           ======     ====  ========   =========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                       (Dollars and Shares in Thousands)



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

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                       (Dollars and Shares in Thousands)



                             COMMON STOCK     COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------

BALANCES, JUNE 30, 2001     35,380     $ 35  $  9,865   $ 266,626   $(278,518)

Year ended June 30, 2002:
  Common stock issued for
   Cash                      3,000        3         -         147            -
  Commission on issuance
   of common stock               -        -         -    (     15)           -
  Common stock issued for
   expenses                    150        -         -          10            -
  Common stock warrants
   issued, net of change
   in unearned consulting
   fees of $(235)                -        -       283           -            -
  Common stock warrants
   expired                       -        -   ( 5,101)      5,101            -
  Net loss                       -        -         -           -    (   3,646)
                            ------     ----  --------   ---------   ----------
BALANCES, JUNE 30, 2002     38,530     $ 38  $  5,047   $ 271,869   $( 282,164)
                            ======     ====  ========   =========   ==========


The accompanying notes are an integral part of these consolidated financial statements.


         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Dollars in Thousands)

                                             Fiscal      Fiscal        Fiscal
                                              2002        2001          2000
                                           ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   $( 3,646)   $(21,581)    $(  4,872)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    Indebtedness                             ( 1,568)          -             -
   Loss (gain) from discontinued operations      100       6,326      ( 11,492)
   Depreciation and amortization                 320         379           240
   Loss on sale of fixed assets                  133           -             -
   Issuance of common stock warrants for
    general and administrative expenses           80       1,968         6,502
   Other                                          78         122      (    720)
 Change in assets and liabilities which
  increase (decrease) cash:
    Inventory                                     87     (   107)            -
    Prepaid expenses and other current
     assets                                      105     (    27)     (    519)
    Accounts payable                              66       1,491      (    471)
    Accrued expenses and other current
     liabilities                               3,701         151      (     27)
                                           ---------    ---------    ---------
 Net cash used in operating activities       (   545)    (11,278)     ( 11,359)
                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in discontinued operations             -     ( 2,967)     (  9,852)
 Proceeds from sale of fixed assets               19           -             -
 Cash proceeds from sale of UK
  operating assets                                 -         227             -
 Investment in long-lived assets                   -     (   423)     (    656)
                                           ---------    ---------    ---------
 Net cash provided by (used) in
  investing activities                            19     ( 3,163)     ( 10,508)
                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings             272          813            -
 Sale of common stock for cash                   135            -       36,188
 Commission on sale of common stock                -            -     (  3,815)
                                           ---------    ---------    ---------
Net cash received from financing
 activities                                      407          813       32,373
                                           ---------    ---------    ---------
NET CHANGE IN CASH AND EQUIVALENTS           (   119)     (13,628)      10,506
CASH AND EQUIVALENTS, BEGINNING OF PERIOD        124       13,752        3,246
                                           ---------    ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD        $       5    $     124    $  13,572
                                           =========    =========    =========
The accompanying notes are an integral part of these consolidated financial statements.
                                      F-8


         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Dollars in Thousands)



                                             Fiscal      Fiscal        Fiscal
                                              2002        2001          2000
                                           ---------    ---------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                $       -    $       -    $       -
   Income taxes                            $       -    $       -    $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Issuance of common stock as additional
   consideration for acquisition of TWC    $       -    $     743    $       -
  Common stock returned to the Company
   pursuant to terms of acquisition
   agreement for TWC                       $       -    $     766    $       -
  Common stock returned to the Company as
   consideration for sales of NKA and UK
   net assets                              $       -    $   1,241    $       -
  Common stock retired as a result of
   the divestment of MegaHertz-NKO         $       -    $   2,909    $       -
  Common stock issued as consideration
   for acquisitions of NKA Communications
   and Tekbilt World Communications        $       -    $       -    $   6,462
  Capitalization of note payable to
   related party                           $       -    $       -    $   2,000
  Issuance of common stock in settlement
   of loan payable                         $       -    $       -    $   1,000
  Issuance of common stock warrants for
   unearned consulting fees                $       -    $       -    $     483
  Reclassification of prepetition
   liabilities into liabilities subject
   to compromise                           $     5,557  $       -    $       -


The accompanying notes are an integral part of these consolidated financial statements.


         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 1 - HISTORY AND NATURE OF THE BUSINESS

Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") is an international wireless communications technology company with proprietary technology for transmitting data, including digital voice messages, utilizing radio frequencies transmitted by FM radio stations.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's former
CEO and President. In 1995, the Company began shifting its focus to development and commercialization of its wireless technology and no longer has a significant interest in the music and recording studio business.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During Fiscal 2001, the Company discontinued its wire-line telecommunication operations (see Note 4).

On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company is continuing to manage its properties and operate its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. As of October 15, 2002, the Company's Plan of Reorganization has been approved by the Bankruptcy Court with an effective date of October 30, 2002.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company has a fiscal year ending on June 30. In these financial statements, the twelve month periods ended June 30, 2002, 2001 and 2000 are referred to as Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

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


                                       F-10
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                   (Debtor-in-Possession as of April 18, 2002)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of June 30, 2002 and 2001, approximate their fair value because of their short maturities.

Inventory
---------
Inventory is stated at the lower of cost or market determined on a first-in, first-out basis and consists of component parts for the Company's wireless technology currently in the final stages of development.

Property and Equipment
----------------------
Property and equipment are recorded at cost, and are depreciated primarily using the declining balance and straight line methods over estimated useful lives of 5 years.

Intangible Assets
-----------------
The Company's intangible assets consist principally of capitalized costs related to its patents and technology. The Company has filed patent applications for its wireless messaging technology (trademarked as ClariCAST(TM)) in the United States and numerous foreign countries. The capitalized patent and technology costs are amortized on a straight-line basis over a 5-year period. Amortization recognized was $73,000, $74,000 and $86,000 in Fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $375,000 and $302,000 at June 30, 2002 and 2001, respectively.

Research and Development Expenses
---------------------------------
Research and development expenditures, which are expensed as incurred, totaled $0, $4,711,000 and $4,161,000 during Fiscal 2002, Fiscal 2001 and
Fiscal 2000, respectively.


                                      F-11
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


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

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The Company has no components of comprehensive income
(loss), therefore comprehensive income (loss) is equal to net income (loss) for all years presented.

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



                                      F-12



         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company presently expects that the adoption of Statement 144 will not have a material effect on its financial position or results of operations.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (Statement 143), effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.
                                       F-13

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145), effective in fiscal years beginning after May 15, 2002.


NOTE 3 - MANAGEMENT'S PLANS FOR REORGANIZATION

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses of $3,646,000, $21,581,000 and $4,872,000 in Fiscal 2002, 2001 and 2000, respectively, or a total of $30,099,000 over the 3-year period.

The Company has historically relied on equity and debt financing to meet its cash requirements. However, adverse market conditions for telecommunications companies during Fiscal 2002 made it extremely difficult for the Company to raise additional financing. Therefore, On April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company is continuing to manage its properties and operate its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. The Company plans to exit the Chapter 11 process on or about October 30, 2002 and continue to develop and utilize its wireless technology in several communications devices. However, these matters raise substantial doubt about the Company's ability to continue as a going concern.

On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). At that time the Company reported tangible assets with a book value of approximately $700,000 and liabilities of approximately $5,212,000. The Company continues to manage its properties and operate the business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

In addition, two of the Companies subsidiaries, Clariti Wireless Messaging, Inc. and RadioNet International, Inc., filed voluntary petitions for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively.

On June 25, 2002, the Company filed its Chapter 11 Reorganization Plan with the Bankruptcy Court detailing the plans for settling claims of creditors and restructuring the interests of its equity holders. Following is a brief summary of the Reorganization Plan:

                                       F-14
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 3 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

1. The Company owed Priority Unsecured Claims as of the filing date of approximately $85,000. Included in these claims are four former employees who are owed wages, which accrued during the statutory priority period.
   Each of these four individuals has a priority claim in the amount of $4,650. Additionally, the Company owed certain federal, state and local taxes, which totaled just in excess of $67,000. The Reorganization Plan calls for all Priority Unsecured Claims to be paid at 100 cents on the dollar.

2. The Company owed Secured Creditors as of the filing date approximately $1,345,000. Specifically, the Company owed $858,000 to Ansteed (its largest shareholder), $250,000 to Pasubio Spa, an Italian joint venture partner, and $237,000 to Eizen Fineburg & McCarthy, former corporate counsel. The Reorganization Plan calls for all three secured creditors to receive a convertible, non-interest bearing, unsecured promissory note for the face amount owed to them. The principal amount of the note payable to Ansteed and/or its affiliate will also include any amounts advanced to the Company during the bankruptcy case and thereafter until December 31, 2002. The notes payable will mature on December 31, 2005 if not converted earlier. The notes are convertible at the Company's discretion at the rate of $2.00 per share (after the planned 100:1 reverse split) for Ansteed, its affiliate and Pasubio, and at a rate of $10.00 per share (after the planned 100:1 reverse split) for Eizen Fineburg & McCarthy.

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed has agreed to fund the Reorganization Plan for $300,000 to be used to pay the administrative costs, Priority Unsecured Claims and General Unsecured Claims, in that order. It is Thus estimated that General Unsecured Claims will receive a total of approximately $200,000.

4. Existing equity holders, including common stock option and warrant holders, will be subject to a 100:1 reverse split.

The Company's exclusive source of post-petition operating funds have been
advanced by Ansteed and/or its affiliate.   The Company reached an agreement
with them to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(TM) technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate has advanced $256,000 through October 4, 2002.

The Company believes this Reorganization Plan provides the most reasonable and realistic approach to satisfaction of the allowed claims in the most efficient manner. The Reorganization Plan provides for the repayment of the outstanding priority unsecured claims in cash upon the Reorganization Plan effective date and further provides for a small cash payment to unsecured creditors. While admittedly the payment to the unsecured creditors is not substantial as to individual claim amounts it does represent a substantial obligation by the Company and certainly provides a greater return than would be received by unsecured creditors under a Chapter 7 liquidation. Without the final development of our technology, the Company's assets all listed at book value are of minimal worth.
                                       F-15
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 3 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(TM) wireless messaging technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Future cash expenditure requirements have been significantly reduced through major reductions in corporate overhead expenses.

The Company is actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to develop and market its wireless technology.

There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company, which could include converting the bankruptcy to Chapter 7 proceedings, resulting in the liquidation of the company.

Clariti Wireless Messaging, Inc. and RadioNet International, Inc., both wholly owned subsidiaries of Clariti Telecommunications International, Ltd., each filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Both companies' operations have ceased. Neither company held significant assets. The Bankruptcy Court closed the case on Clariti Wireless Messaging, Inc. in Fiscal 2002 and the Company recorded and extraordinary gain on discharge of indebtedness of approximately $1,568,000. The Bankruptcy Court also closed the case on RadioNet International, Inc. on July 12, 2002.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 4 - DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/ Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No. 30. These divestments consist of the following:


                                       F-16




         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 4 - DISCONTINUED OPERATIONS (continued)

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

     - In January and March of 2001, the Company sold a total of 91% of its interest in NKA Communications Pty Ltd. ("NKA"), an Australian provider of telephony to corporate clients, in exchange for 277,210 shares of Clariti stock valued at approximately $1,143,000. The estimated net realizable value of the remaining 9% of NKA still held by the Company is $0.

     - The Company acquired MegaHertz-NKO, Inc. ("M-NKO") in May 1999 and Tekbilt World Communications, Inc. ("TWC") in December 1999. Prior to their sale, the combined businesses of TWC and M-NKO operated as an Internet Service Provider and a facilities-based provider of IP and conventional switched telecommunications services in the United States. During Fiscal 2000, the Company terminated most of M-NKO's revenue-generating activities and consolidated those remaining operations into TWC, resulting in a write-off of $10,441,000 of goodwill related to the acquisition of M-NKO. In May 2001, the Company sold all of the common stock of TWC for an unsecured note for $250,000 (the "TWC Note") and in a separate transaction, the Company also sold all of the common stock of M-NKO for an unsecured note for $250,000 (the "M-NKO Note") The TWC Note carries a fixed interest rate of 6% and is payable on May 9, 2003. The M-NKO Note carries a fixed interest rate of 6% and is payable on May 23, 2003. The estimated net realizable value of both notes is $0.

The operating results from these discontinued operations are as follows (in thousands):






                                       F-17

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 4 - DISCONTINUED OPERATIONS (continued)

                                        Fiscal        Fiscal        Fiscal
                                         2002          2001          2000
                                      ----------    ----------    ----------
       Revenues                        $      -      $ 13,860     $   6,735
       Expenses                               -       (20,379)     ( 17,542)
       Write-off of goodwill                  -             -      ( 10,441)
       Gain on discharge of
        indebtedness                          -             -        33,502
                                       --------      --------     ---------
       Net income (loss) from
        discontinued operations        $      -      $( 6,519)    $  12,254
                                       ========      ========     =========

Gain (loss) on disposal of discontinued operations consists of the following (in thousands):
                                        Fiscal        Fiscal        Fiscal
                                         2002          2001          2000
                                      ----------    ----------    ----------
       Sale of UK operating assets     $      -      $( 1,054)     $(   762)
       Sale of 91% of NKA                     -       ( 1,185)            -
       Sale of TWC and M-NKO            (   100)        2,432             -
                                       --------      --------      --------
       Gain (loss) on disposal of
        discontinued operations        $(   100)     $    193      $(   762)
                                       ========      ========      ========


Assets and liabilities of these discontinued operations are as follows (in thousands):
                                        June 30       June 30
                                         2001          2000
                                      ----------    ----------
       Current assets                  $      -      $  2,898
       Property and equipment, net            -         3,142
       Intangible assets, net                 -         5,635
       Current liabilities                    -       ( 3,351)
       Long-term liabilities                  -       (   624)
       Accumulated translation adj.           -       (    55)
                                       --------      --------
       Net assets of discontinued
        operations                     $      -      $  7,645
                                       ========      ========


NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):


                                       F-18

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 5  - PROPERTY AND EQUIPMENT (continued)

                                        June 30       June 30
                                          2002          2001
                                        -------       -------
     Computer equipment and software    $   991       $ 1,110
     Office equipment and furniture          69           198
     Leasehold improvements                   -             2
                                        -------       -------
     Total cost                           1,060         1,310
     Less accumulated depreciation       (  642)       (  496)
                                        -------       -------
                                        $   418       $   814
                                        =======       =======

Depreciation expense was $247,000, $305,000 and $154,000 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.


NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise of the Company and its consolidated subsidiaries as of June 30, 2002 consist of the following (in thousands):

                                       Clariti         RadioNet       Total

     Secured Claims                    $ 1,344          $     -      $ 1,344
     Priority Claims			        85               30          115
     General Unsecured Claims		     3,789              309        4,098
                                       -------          -------      -------
                   			   $ 5,218          $   339      $ 5,557
                                       =======          =======      =======

The liabilities subject to comprise are comprised of the following:

                                       Clariti         RadioNet       Total

    Borrowings from related party       $   857		  $	  -	   $   857
      (Note 7)
    Convertible borrowings (Note 8)         318			  -		 318
    Accounts payable and other
      accrued expenses                    4,043             339	     4,382
                                        -------         -------      -------
						    $	5,218		  $	339	   $ 5,557
						    =======         =======      =======


NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially

                                       F-19
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTY (continued)

all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of June 30, 2002 includes $73,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003.

On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carries interest at the rate of 10% per annum and is due by March 31, 2002. On March 3, 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. The Company is in default of this loan.

Ansteed and/or its affiliate have agreed to fund the Company's working capital requirements through Chapter 11 and until December 31, 2002. The amount funded as of June 30, 2002 was $151,000. This funding is expected to be included in the convertible, non-interest bearing, unsecured promissory note(s) to be issued to Ansteed and/or its affiliate pursuant to the Reorganization Plan.


NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note was due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock at the option of the lender at a conversion price of $0.075 per share. The amount shown on the Company's consolidated balance sheet as of March 31, 2002 includes $5,000 of accrued interest. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. These warrants expired on June 28, 2002. The Company was unable to repay the loan by the November 1, 2001 due date, and is therefore in default of the loan agreement.

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which Clariti borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 7). No interest is due on the Outstanding Balance. The Outstanding Balance was to be repaid on or before July 2, 2002. Therefore the Company is in default of the funding agreement. The third party may convert the Outstanding Balance into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with this Funding Agreement, the Company granted to the third party warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $0.50 per share. These warrants expired on July 2, 2002.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 9 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2002, Fiscal 2001 and Fiscal 2000 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                         Fiscal        Fiscal       Fiscal
                                          2002          2001         2000
                                       ----------    ----------    ---------
     Statutory benefit provision        $( 2,797)     $(21,078)     $(57,169)
     Tax differentials on foreign loss         -             -            40
     Increase in valuation allowance       2,797        21,078        57,129
                                        --------      --------      --------
                                        $      -      $      -      $      -
                                        ========      ========      ========


Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the Company's deferred tax assets (liabilities) are as follows (dollars in thousands):
                                        June 30       June 30
                                          2002          2001
                                       ----------    ----------
     Property and equipment             $(    66)     $(   120)
     Net operating loss carryforwards     93,685        90,942
     Valuation allowance                 (93,619)      (90,822)
                                        --------      --------
                                        $      -      $      -
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

The use of net operating loss carryforwards for United States income tax purposes is limited when there has been a substantial change in ownership (as

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 9 - INCOME TAXES (continued)

defined) during a three-year period. Because of the recent and contemplated changes in ownership of the Company's common stock, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At June 30, 2002 the Company had net operating loss carryforwards of approximately $275,545,082 which if not used will expire primarily during the years 2004 through 2022.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases
------
Due to its severe cash shortage (see Note 3), the Company was unable to pay some of its lease obligations on a current basis. As a result, On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of a lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses. However, this amount is based on the acceleration of the lease through 2006 and therefore is being disputed by the Company through the Bankruptcy Court.

Rent expense for operating leases in Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $1,299,000, $666,000 and $362,000, respectively. The Company is currently leasing facilities in Conshohocken, Pennsylvania for a term of one year for $50,000 annually.


Employment Agreements
---------------------
The Company currently does not maintain any employment agreements.


Legal Proceedings
-----------------
France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the Company, for long-distance telephone services. France Telecom seeks payment from Clariti of 20,000,000 French Francs (approximately $2,700,000). France

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Telecom further claims unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company has vigorously defended the claims asserted by France Telecom. Clariti believes that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris issued a decision in favor of the Company, denying France Telecom any damages.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $401,000, including accrued interest. This amount is included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings.

On June 12, 2001, M&T Bank filed an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. M&T Bank seeks damages in the amount of $368,000.

On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of a lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses. However, this amount is based on the acceleration of the lease through 2006 and therefore is being disputed by the Company through the Bankruptcy Court.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

During Fiscal 2002 the Company sold 3,000,000 shares of Clariti common stock to A third party investor for proceeds, net of commissions, of $135,000. In addition, the Company issued 150,000 shares of its common stock to a third party for consulting services valued at $10,500.

During Fiscal 2001, the Company issued approximately 222,000 shares of its common stock pursuant to its December 1999 agreement to acquire TWC. In addition, approximately 85,000 shares of Clariti common stock were returned to the Company pursuant to the terms of such agreement to acquire TWC. The Company has retired these returned shares. Also during Fiscal 2001, the Company received and retired approximately 348,000 shares of its common stock as consideration for the sale of the Company's UK operating assets and the sale of a 91% interest in NKA. The Company also retired 245,000 shares of its common stock as a result of the sale of M-NKO in May 2001.

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 3-year period ended June 30, 2002:

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants outstanding, 6/30/99       451    $6.00 - $14.00        $ 9.04
  Warrants issued                 4,348    $6.00 - $20.00        $12.03
  Warrants canceled/expired      (  110)   $8.00 - $20.00        $17.27
----------------------------------------------------------------------------
Warrants outstanding, 6/30/00     4,689    $6.00 - $20.00        $12.03
  Warrants issued                 1,470    $0.25 - $ 5.06        $ 2.37
  Warrants canceled/expired      (3,131)   $8.00 - $20.00        $13.22
----------------------------------------------------------------------------
Warrants outstanding, 6/30/01     3,028    $0.25 - $16.00        $ 6.65
  Warrants issued                 1,137    $0.05 - $ 0.50        $ 0.46
  Warrants canceled/expired      (1,162)   $0.25 - $12.00        $ 6.96
----------------------------------------------------------------------------
Warrants outstanding, 6/30/02     3,003    $0.05 - $16.00        $ 3.46
----------------------------------------------------------------------------

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions for Fiscal 2002: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5%. The Black-Scholes model valued the warrants issued or repriced during Fiscal 2002, Fiscal 2001 and Fiscal 2000 at $69,841, $1,590,000 and $11,973,000, respectively.

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

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the 3-year period ended June 30, 2002:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options outstanding, 6/30/99      2,848    $4.25 - $15.50        $10.03
  Options granted                   672    $7.50 - $12.13        $10.74
  Options forfeited              (   52)   $8.75 - $12.13        $10.98
----------------------------------------------------------------------------
Options outstanding, 6/30/00      3,468    $4.25 - $15.50        $10.15
  Options granted                 1,458    $2.88 - $ 8.38        $ 4.57
  Special options granted           414        $0.001            $ 0.001
  Options forfeited              (1,965)   $4.25 - $13.50        $10.28
----------------------------------------------------------------------------
Options outstanding, 6/30/01      3,375    $0.001 -$15.50        $ 6.42
  Options forfeited              (2,830)   $0.001 -$14.00        $ 6.43
----------------------------------------------------------------------------
Options outstanding, 6/30/02        545    $0.001 -$11.88        $ 6.41
----------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost was recognized for its stock options issued during Fiscal 2001 and Fiscal 2000. Compensation cost of $99,000, as computed under APB Opinion 25, was recognized in Fiscal 2001 related to the Special Options. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's results of operations would have been affected as indicated in the schedule of pro forma amounts shown below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions for Fiscal 2001: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5% (in thousands of dollars, except per share amounts).

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                  (Debtor-in-Possession as of April 18, 2002)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000


NOTE 11 - STOCKHOLDERS' EQUITY (continued)

                                         Fiscal        Fiscal         Fiscal
                                          2002          2001           2000
                                       ----------  -------------  -------------
Net loss from continuing operations:
       As reported                     $(  5,114)    $( 15,255)    $( 16,364)
       Pro forma                       $(  5,114)    $( 21,404)    $( 23,514)

Net loss:
       As reported                     $(  3,646)    $( 21,581)    $(  4,872)
       Pro forma                       $(  3,646)    $( 27,730)    $( 12,022)

Net loss per share from continuing
 operations:
       As reported                     $(   0.14)    $(   0.43)    $(   0.49)
       Pro forma                       $(   0.14)    $(   0.60)    $(   0.70)

Net loss per share:
       As reported                     $(   0.10)    $(   0.60)    $(   0.14)
       Pro forma                       $(   0.10)    $(   0.78)    $(   0.36)


NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor a defined contribution pension plan for their employees in the form of a 401(k) plan. The Company makes no contributions to such plan.

The Company does not currently pay for the cost of medical insurance for its United States employees. The Company provides no post-retirement medical benefits.


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


                                       26



















                                 PART IV


ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits marked with an * are filed herewith. All other exhibits were previously filed by the Company:

2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (a)
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited. (b)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (c)
2.5   Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (d)
2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (g)
2.7 Agreement and Plan of Merger for the acquisition of Tekbilt World Communications, Inc. (k)
2.8 Share Exchange Agreement for the Sale of Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.)
2.9 Agreement for the sale of certain operating assets and liabilities of Clariti Telecommunications Europe Ltd. and Clariti Carrier Services Ltd.
2.10 Stock Sale and Purchase Agreement for sale of Tekbilt World Communications, Inc. (l)
2.11  Stock Sale and Purchase Agreement for sale of MegaHertz-NKO, Inc.
3.1   Articles of Incorporation (e)
3.1.1 Amendment to Articles of Incorporation (j)
3.2   Bylaws (e)
4.1   Secured Debenture for Borrowing of $750,000
10.1  Employment Agreement with James M. Boyd, Jr. (f)
10.4  Employment Agreement with David C. Bryan (f)
10.5  Employment Agreement with Michael P. McAndrews (f)
10.6  Employment Agreement with Ronald R. Grawert (g)
10.7  Employment Agreement with Joseph A. Smith (g)
10.8  Employment Agreement with Daniel P. McDuffie (g)
10.9  Employment Agreement with James M. Boyd, Jr. (j)
16.1  Letter on change in certifying accountant (h)
16.2  Letter on change in certifying accountant (i)
21.1  Principal subsidiaries of the Registrant
         (i) Clariti Wireless Messaging, Inc. (formerly Clariti Digital Paging, Inc.) (100% owned - incorporated in Delaware)
        (ii) RadioNet Italia Srl. (60% owned - incorporated in Italy)
       (iii) RadioNet International, Ltd. (formerly Tarpel Music, Inc.)
             (100% owned - incorporated in Pennsylvania)
99.1  Certification of Chief Executive Officer *
99.2  Certification of Chief Financial Officer *






                                       27




Incorporated by reference to the following documents previously filed by the
Company:

(a) Form 8-K filed December 23, 1998 (earliest event reported Dec. 8, 1998)
(b) Form 8-K filed February 18, 1999
(c) Form 8-K filed March 26, 1999
(d) Form 8-K filed May 24, 1999
(e) Annual Report on Form 10-KSB for the period ended July 31, 1990
(f) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997
(g) Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999
(h) Form 8-K filed December 23, 1998 (earliest event reported Dec. 18, 1998)
(i) Amendment No. 1 to Form 8-K filed on September 23, 1999
(j) Form 10-K filed September 28, 2000
(k) Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30,
    2000
(l) Form 8-K filed May 24, 2001
(m) Form 8-K filed October 24, 2001

Reports on Form 8-K

The Company filed the following Form 8-K during the quarter ended June 30, 2002.

(a) The Company filed a Form 8-K on April 15, 2002.  The report disclosed in
    Item 5 that certain officers and directors had resigned and that the Company appointed Stuart W. Settle, Esq. and Ian Tromans as directors and Abraham Carmel as the Chairman.

(b) The Company filed a Form 8-K on April 18, 2002.  The report disclosed in
    Item 3 that the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.



                                       28























                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                             By:  s/Abraham Carmel
                                  --------------------
                                    Abraham Carmel
                                    Chief Executive Officer
                                    And President

Dated: October 15, 2002






                                       29




































EXHIBIT 99.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Abraham Carmel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002, that the Annual Report of Clariti Telecommunications International, Debtor-in-Possession on Form 10-K for the Fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Clariti Telecommunications International, Debtor-in-Possession.


                                  By:  s/Abraham Carmel
                                  --------------------
                                    Abraham Carmel
                                    Chief Executive Officer
                                    And President



































EXHIBIT 99.2


CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Abraham Carmel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002, that the Annual Report of Clariti Telecommunications International, Debtor-in-Possession on Form 10-K for the Fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Clariti Telecommunications International, Debtor-in-Possession.


                                  By:  s/Abraham Carmel
                                  --------------------
                                    Abraham Carmel
                                    Acting Chief Financial Officer