Form 10-K/A
period 2002-06-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2002-11-13
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE




                                 PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of October 15, 2002:

                                   Current Position(s)           Director
Name                     Age         with Company                  Since
--------------------     ---     -------------------------     -------------

Abraham Carmel           69      Chief Executive Officer,       October 1999
                                 President, Treasurer and
                                 Director

Stuart W. Settle Jr.	 61      Director and Secretary         April 2002

Ian Tromans              64      Director                       April 2002

David C. Bryan           47      Senior Vice President and
                                 Chief Operating Officer


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

Stuart W. Settle, Jr. is a graduate of the United States Naval Academy and received his law degree from Harvard University. He is a member of the bars of Virginia and New York and the federal bars in those states, as well as the bar of the Supreme Court of the United States. For the past 30 years he has concentrated in the areas of corporate finance, venture capital, and securities law. Mr. Settle has served as counsel in a number of private and public financings, acquisitions of public and privately held companies, and has served as an officer and director of numerous corporations and charitable foundations.



                                       26
Ian Tromans is a trignometrical surveyor and mining engineer, having qualified in HM Royal Engineers in 1959. He has served with the British Army in Africa and the Middle East. He has operated at the Director level in the UK for several major civil engineering and opencast mining companies, including Trafalgar House, English China Clays and Public Works Ltd. He has been responsible for the overall management of engineering teams of up to 600 personnel and has played a major role in the supervision of several major engineering projects including Kielder Dam, Kernick Dam, the M4 Motorway and the Brent Cross Flyover. He has also served as Director in other areas of commerce including the telecommunications, leisure and building supplies industries. He has controlled annual operating budgets of up to $62M. He has lectured to the Quarrying Associations of Australia and the United Kingdom and has, in recent years, acted as Management Consultant to many London based international trading corporations.

David C. Bryan has been Senior Vice President and Chief Operating Officer of the Company, since April, 2002. He held the same position with another Company subsidiary, RadioNet International, Ltd. between August, 2001 and April, 2002. He also held the same position with another Company subsidiary, Clariti Wireless Messaging, Inc. between December 1998 and August, 2001. From July 1997 to December 1998, Mr. Bryan was the Company's Senior Vice President and Chief Operating Officer. Prior to joining Clariti, Mr. Bryan spent 18 years with General Atronics Corporation ("GAC"), a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products. In his most recent position with GAC, Mr. Bryan was Director of Business Development.


Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require the Company to disclose late filings of reports of stock ownership, or changes in ownership, by its directors, officers, and 10% stockholders. Based on its review of the copies of forms it received, or written representations from reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended June 30, 2002, all reports required under Section 16(a) of the Securities Exchange Act for its directors, officers, and 10% stockholders were filed on a timely basis.



ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued during the fiscal years ended June 30, 2002, 2001 and 2000 ("Fiscal 2002," "Fiscal 2001," and "Fiscal 2000," respectively) to the Company's Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus earned them more than $100,000 during Fiscal 2002 (collectively, the "Named Executives").








                          SUMMARY COMPENSATION TABLE
                                                          Long-Term
                                                        Compensation
                                                            Awards
                                                       ---------------
                                                               Secur-
                                                               ities
                                  Annual      Other    Restr-  Under-    All
                               Compensation   Annual   icted   lying    Other
    Name and          Fiscal  --------------  Compen-  Stock   Options  Compen-
    Principal          Year  Salary   Bonus   sation   Awards  /SARs    sation
    Position           Ended ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
--------------------  ------  ------  ------  -------  ------  -------  -------
Abraham Carmel	     2002     -         -      -          -       -      -
Chief Executive        2001     -         -      -          -       -      -
Officer, President     2000     -         -      -          -       -      -
And Treasurer

Peter S. Pelullo       2002   603(a)      -      6(e)       -       -      -
Former Chief           2001   707(b)     29(d)  53(e)       -     239      -
Executive Officer      2000   741(c)      -     35(e)       -       -      -
And President


David C. Bryan         2002   180(f)      -      -          -       -      -
Senior Vice            2001   166(g)      6(i)   9(g)       -     214      -
President and Chief    2000   146(h)      -      6(h)       -       -      -
Operating Officer

(a) During Fiscal 2002, Mr. Pelullo was paid a salary of $15,000. As of June 30, 2002, accrued but unpaid compensation due Mr. Pelullo was $588,000.

(b) During Fiscal 2001, Mr. Pelullo was paid a salary of $674,000. As of June 30, 2001, accrued but unpaid compensation due Mr. Pelullo was $33,000.

(c) During Fiscal 2000, Mr. Pelullo was paid a salary of $691,000, including $10,000 representing the payment of accrued but unpaid salaries from the prior year. In addition, Mr. Pelullo was paid $60,000 for unused vacation pay.

(d) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Pelullo received 120,334 special options valued at $29,000.

(e) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):

                            Fiscal 2002       Fiscal 2001       Fiscal 2000
                            -----------       -----------       -----------
         Auto expense            $ 1                $29              $16
         Travel allowance          -                  5                5
         Health benefits           5                 15               12
         Insurance benefits        -                  4                2
                              ------             ------           ------
         Totals                  $ 6                $53              $35
                              ------             ------           ------
                                       28
(f) During Fiscal 2002, Mr. Bryan was paid a salary of $60,000. As of June 30, 2002, accrued but unpaid compensation due Mr. Bryan was $120,000.

(g) During Fiscal 2001, Mr. Bryan was paid a salary of $160,000, including $1,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2001, accrued but unpaid compensation due Mr. Bryan was $4,000. Other annual compensation for Mr. Bryan during Fiscal 2001 consisted of health benefits.

(h) During Fiscal 2000, Mr. Bryan was paid a salary of $152,000, including $7,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2000, accrued but unpaid compensation due Mr. Bryan was $1,000. Other annual compensation for Mr. Bryan during Fiscal 2000 consisted of health benefits.

(i) On June 21, 2001, the Company issued special common stock options to all employees as an incentive for such employees to stay with the Company in light of the severe cash shortage it has been experiencing. Mr. Bryan received 26,442 special options valued at $6,000.



The following table provides information regarding options to purchase shares of the Company's common stock granted to the Named Executives during Fiscal 2002:

                                    Option Grants
                           For the Year Ended June 30, 2002
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

None

















The following table provides information regarding exercised/unexercised stock options held by the Named Executives:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                      For the Year Ended June 30, 2002
              ---------------------------------------------------
                                                    Number of
                                                    Securities
                                                    Underlying
                                                    Unexercised     Value of
                                                   Options/SARs    Unexercised
                                                    At Fiscal      In-the-Money
                          Shares                     Year End      Options/SARS
                       Acquired on       Value     Exercisable/     at Fiscal
                         Exercise      Realized    Unexercisable    Year End(a)
Name                      (#000)        ($000)        (#000)          ($000)
--------------------    -----------    --------    ------------    ------------
Abraham Carmel               0             0           38/0           $  0
Peter S. Pelullo             0             0            0/0           $  0
David C. Bryan               0             0          229/83          $  0


(a) Calculated on the basis of the fair market value of the Company's common stock of $0.005 per share as of June 30, 2002, minus the exercise price.


Compensation Plans

With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2002, Fiscal 2001 and Fiscal 2000, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above, except as noted below.


Employment Contracts and Termination Arrangements

The Company maintained an employment agreement with Peter S. Pelullo, Former Chief Executive Officer and President of the Company (the "Former CEO"), since April 1991. The Former CEO's employment agreement, as periodically amended (the "Agreement"), expired in May 2008. However, the Former CEO resigned in April, 2002. In accordance with the terms of the Agreement, the Executive was entitled to an initial base salary of $250,000 per year, increasing 10% per year cumulatively. Effective July 22, 1996, the Company's Board of Directors authorized a 15% increase in the Former CEO's salary. In addition, the Agreement provides for an annual bonus to be paid to the Former CEO equal to 10% of pretax income, an automobile allowance, health insurance and other benefits generally available to the Company's executives.





Stock Option Plan

The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock Option
Plan is intended to qualify, in part, as an incentive stock option plan under
Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries and certain other persons who are contributing materially to the Company's progress. As of June 30, 2002, no options have been issued under the Stock Option Plan.

The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a discretionary grant or award under any stock plan of the Company during one year prior to serving on the committee.

The Stock Option Plan terminated in November 2001. A total of 5 million shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify or suspend the Stock Option Plan. The Board of Directors may not, however, without the approval of the stockholders of the Company, (i) increase the maximum number of shares of common stock, which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or (v) materially modify the requirements as to eligibility for participation in the Stock Option Plan. Since the adoption of the Stock Option Plan, no options have been granted thereunder.

Compensation of Directors

Outside directors receive payments of $1,000 per month plus $500 per director's meeting attended and reasonable costs and expenses of travel and lodging for attendance at director's meetings. Due to the Company's severe cash shortage, the Company accrued, but did not pay 9 months of director fees (a total of $54,000 per outside director) during Fiscal 2002.



REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Company's Board of Directors determines the compensation of the Company's executive officers. The Company attempts to provide its executives with a total compensation package that is competitive with those provided to executives who hold comparable positions or have similar qualifications in other similar organizations. The Board of Directors works closely with management to design a compensation program to assist the Company in attracting and retaining outstanding executives and senior management personnel in the telecommunications and wireless communications industry who the Company believes will be, or who are, valuable employees. The Company does not currently have any employment agreements.

Compensation paid to the Company's Chief Executive Officers during Fiscal 2002 consisted principally of base salary and fringe benefits to which they were entitled pursuant to their employment agreements. Mr. Abraham Carmel was not paid a base salary in Fiscal 2002. Mr. Pelullo, the former Chief Executive Officer, was paid and accrued a base salary approximately $606,000 and fringe

                                       31
benefits of approximately $6,000, all in accordance with his employment agreement.

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

                              By the Board of Directors

Abraham Carmel, Stuart W. Settle, Jr. and Ian
Tromans



ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2002, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and
(iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                              Amount and
                                              Nature of
                                              Beneficial
                                              Ownership             Percent of
Name and Address                                (#000)               Class (a)
----------------------------                --------------         ------------
Fair Springs Trust                            13,345(b)               34.3%
Elisabethanlage 7
4051 Basel
Switzerland

Market Watch Options                           3,000                   7.8%

Peter S. Pelullo                               1,250                   3.2%

David Bryan                                      260(c)                0.7%

Abraham Carmel                                    38(d)                0.1%

Stuart W. Settle, Jr.                              -                   0.0%

Ian Tromans                                        -                   0.0%

All officers and directors
as a group (5  persons)                        4,548(e)               11.7%
---------------------------------

(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2002 (38,529,565 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2002 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Fair Springs Trust is the beneficial owner of 11,068,567 shares of common stock and currently exercisable warrants to purchase 400,000 shares of common stock held of record by Ansteed Investment Ltd. and 1,876,363 shares of common stock held of record by ABC Corp.

(c) Includes 260,417 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(d) Represents 37,500 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(e) Includes 297,917 shares of common stock that such persons have the right to acquire pursuant to stock options exercisable within 60 days and 4,250,000 shares of common stock.


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

Dated: November 6, 2002






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