Form 10-Q
period 2002-09-30
CLARITI TELECOMMUNICATIONS INTERNATIONAL LTD
filed 2002-11-19
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                         Commission File Number 0-31729


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


         625 W. Ridge Pike, Suite C-106, Conshohocken, PA 19428
         ----------------------------------------------------------
                  (Address of principal executive offices)

                          Telephone: (610) 825-6224


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )


As of November 12, 2002, there were 38,582,898 shares outstanding of the Registrant's $.001 par value common stock.




                 CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                              (Debtor-in-Possession)
                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    September 30, 2002 (unaudited) and
                    June 30, 2002 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months ended September 30,
                    2002 and 2001 (unaudited)                      4

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the three months ended
                    September 30, 2002 (unaudited)                 5

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30,
                    2002 and 2001 (unaudited)                     6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-17

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   18-21


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                            22-23

          Item 2.   Changes in Securities and Use of Proceeds     23

          Item 3.   Defaults Upon Senior Securities               23

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              23

          Item 5.   Other Information                             23

          Item 6.   Exhibits and Reports on Form 8-K              23

SIGNATURES                                                        24






PART I. - FINANCIAL STATEMENTS.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                 Sept. 30,         June 30,
                                                    2002             2002
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $       1       $       5
  Inventory                                              20              20
  Prepaid expenses and other current assets               4               -
                                                  ---------       ---------
                                                         25              25

PROPERTY AND EQUIPMENT, NET                             369             418
INTANGIBLE ASSETS, NET                                   59              75
OTHER NON-CURRENT ASSETS                                  8               8
                                                  ---------       ---------
TOTAL ASSETS                                      $     461       $     526
                                                  =========       =========


CURRENT LIABILITIES
  Accounts payable-trade                          $      42       $      23
  Post-petition financing                               243             156
  Liabilities subject to compromise                   5,218           5,557
                                                  ---------       ---------
                                                      5,503           5,736
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 38,583 shares at
 September 30, 2002 and 38,530 shares at
 June 30, 2002                                           38              38
WARRANTS OUTSTANDING                                  3,755           5,047
ADDITIONAL PAID-IN-CAPITAL                          273,161         271,869
ACCUMULATED DEFICIT                                (281,996)       (282,164)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                        (  5,042)       (  5,210)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     461      $      526
                                                  =========       =========

See accompanying notes




        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------

                                               2002           2001
                                            ---------     ---------
REVENUE                                      $      -      $      -
COST OF REVENUE                                     -             -
                                             --------      --------
GROSS PROFIT                                        -             -

Depreciation and amortization expenses             65             8
General and administrative expenses               106         2,283
Loss from unconsolidated subsidiary                 -           427
                                             --------      --------
LOSS FROM OPERATIONS                          (   171)      ( 2,718)
                                             --------      --------
OTHER EXPENSE
 Interest expense                             (     1)      (    20)
                                             --------      --------

NET LOSS FROM CONTINUING OPERATIONS           (   172)      ( 2,738)

DISCONTINUED OPERATIONS
  Loss on disposal                                  -       (   100)
                                             --------      --------
NET LOSS BEFORE EXTRAORDINARY GAIN            (   172)      ( 2,838)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                                    340             -
                                             --------      --------
NET INCOME (LOSS)                            $    168      $( 2,838)
                                             ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   38,538        36,955

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing operations        $(  0.01)     $(  0.08)
  Discontinued operations:
   Loss on disposal                                 -             -
  Net loss before extraordinary gain          (  0.01)      (  0.08)
  Extraordinary gain on discharge of
    Indebtedness                                 0.01             -
                                             --------      --------
  Net income (loss)                          $   0.00      $(  0.08)
                                             ========      ========
See accompanying notes
                                       4


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2002     38,530    $ 38   $  5,047   $ 271,869  $( 282,164)

Three months ended
 September 30, 2002
 (unaudited):
  Exercise of stock
   options                      53       -          -           -           -
  Common stock warrants
   expired                       -       -    ( 1,292)      1,292           -
  Net income                     -       -          -           -         168
                            ------    ----   --------   ---------  ----------
BALANCES, SEPTEMBER 30,
 2002 (unaudited)           38,583    $ 38   $  3,755   $ 273,161  $( 281,996)
                            ======    ====   ========   =========  ==========






See accompanying notes


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------

                                                  2002         2001
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $    168     $( 2,838)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 (   340)           -
   Loss from unconsolidated subsidiary                 -          427
   Depreciation and amortization                      65            8
   Issuance of common stock and common
    stock warrants for expenses                        -          170
   Other                                               1      (   198)
 Change in current assets and liabilities
  which increase (decrease) cash:
     Prepaid expenses and other current assets   (     4)          67
     Accounts payable - trade                         19           66
     Accrued expenses and other current
      liabilities                                      -        1,903
                                                --------     --------
 Net cash used in operating activities           (    91)     (   395)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to unconsolidated subsidiary                 -      (   132)
 Proceeds from sale of fixed assets                    -           19
                                                --------     --------
 Net cash used in investing activities                 -      (   113)
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -          150
 Commission on sale of common stock                    -      (    15)
 Short-term borrowings                                87          250
                                                --------     --------
Net cash received from financing activities           87          385
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               (     4)    (    123)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              5          124
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $      1     $      1
                                                ========     ========



        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                           (Debtor-in-Possession)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------

                                                  2002         2001
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  None



See accompanying notes

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                            (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Clariti Telecommunications International, Ltd. ("Clariti" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in Clariti's June 30, 2002 Form 10-K and other information included in Clariti's Forms 8-K and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Clariti Telecommunications International, Ltd. is a non-operating U.S.
parent company with subsidiaries in the U.S. and Italy. In this Form 10-Q, the terms "Clariti" and "the Company" are used interchangeably in reference to the parent company and/or any of its subsidiaries. Clariti holds proprietary technology for digital transmission of data utilizing radio frequencies transmitted by FM radio stations.

On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company has managed its properties and operated its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. The Company's Plan of Reorganization has been approved by the Bankruptcy Court, with an effective date of November 12, 2002.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2002 and 2001 are referred to as Fiscal 1Q03 and Fiscal 1Q02, respectively.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be temporary. All significant intercompany transactions have been eliminated in consolidation.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                           (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------
There is no income tax expense (benefit) for income (losses) for the three months ended September 30, 2002 and 2001 due to the following:

     Current tax expense  - availability of net operating loss carryforwards

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, liabilities subject to compromise and post-petition financing. These balances, as presented in the balance sheet as of September 30, 2002 and June 30, 2002 approximate their fair value because of their short maturities.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q03 and Fiscal 1Q02 were the same because the effect of using the treasury stock method would be antidilutive.

Recent Accounting Pronouncements
--------------------------------
In August 2001, FASB Statement 142, "Goodwill and Other Intangible Assets" was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. The adoption of this standard in Fiscal 1Q03 did not result in any significant impact on results of operations or financial position of the Company.

        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard in Fiscal 1Q03 did not result in any significant impact on its financial position or results of operations.

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




        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION

On April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company managed its properties and operated its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. The Company's Plan of Reorganization has been approved and an effective date of November 12, 2002 has been issued. The Company plans to continue to develop and utilize its wireless technology in several communications devices. However, these matters raise substantial doubt about the Company's ability to continue as a going concern.

On June 25, 2002, the Company filed its Chapter 11 Reorganization Plan with the Bankruptcy Court detailing the plans for settling claims of creditors and restructuring the interests of its equity holders, which has since been approved by the Bankruptcy Court. The following is a brief summary of the Reorganization Plan:

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

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed has agreed to fund the Reorganization Plan for $300,000 to be used to pay the Administrative costs totaling approximately $76,000, Priority Unsecured Claims totaling approximately $85,000 and General Unsecured Claims, in that order. It is thus estimated that General Unsecured Claims will receive a total of approximately $139,000. This will result in a gain on discharge of indebtedness of approximately $3,600,000.

         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

4. Existing equity holders, including common stock option and warrant holders, will be subject to a 100:1 reverse split.

The Company's exclusive source of post-petition operating funds have been
advanced by Ansteed and/or its affiliate.   The Company reached an agreement
with them to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(TM) FM wireless technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate have advanced $316,000 through October 31, 2002.

The Company believes this Reorganization Plan provides the most reasonable and realistic approach to satisfaction of the allowed claims in the most efficient manner. The Reorganization Plan provides for the repayment of the outstanding Administrative costs and Priority Unsecured Claims in cash upon the Reorganization Plan effective date and further provides for a small cash payment to unsecured creditors.

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(TM) FM wireless technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Future cash expenditure requirements have been significantly reduced through major reductions in corporate overhead expenses.

The Company is actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to develop and market its wireless technology. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

Clariti Wireless Messaging, Inc. and RadioNet International, Inc., both wholly owned subsidiaries of Clariti Telecommunications International, Ltd., each filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Both companies' operations have ceased. Neither company held significant assets. The Bankruptcy Court closed the case on Clariti Wireless Messaging, Inc. in Fiscal 2002 and the Company recorded an extraordinary gain on discharge of indebtedness of approximately $1,568,000. The Bankruptcy Court also closed the case on RadioNet International, Inc. on July 12, 2002 and the Company recorded an extraordinary gain on discharge of indebtedness of approximately $340,000 in Fiscal 1Q03.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 5 - UNCONSOLIDATED SUBSIDIARY

As further described in Note 4, on October 24, 2001, Clariti Wireless filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result, the Company's financial statements for Fiscal 1Q02 reflect Clariti Wireless' results of operations using the equity method of accounting. The following table presents summary financial information for Clariti Wireless (dollars in thousands):

     Fiscal 1Q02:
          Net sales                 $     -
          Expenses                  $   427



NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise of the Company and its consolidated subsidiaries as of September 30, 2002 consist of the following (in thousands):

     Secured Claims                    $ 1,344
     Priority Claims			        85
     General Unsecured Claims		     3,789
                                       -------
                   			   $ 5,218
                                       =======

The liabilities subject to comprise are comprised of the following:


    Borrowings from related party       $   857
      (Note 7)
    Convertible borrowings (Note 8)         318
    Accounts payable and other
      accrued expenses                    4,043
                                        -------
						    $	5,218
						    =======





        CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 7 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of September 30, 2002 includes $73,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.95 per share. Such warrants expire on May 3, 2003.

On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carries interest at the rate of 10% per annum and was due by March 31, 2002. On March 3, 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. The Company is in default of this loan.

Ansteed and/or its affiliate have agreed to fund the Company's working capital requirements through Chapter 11 and until December 31, 2002. The amount funded as of October 31, 2002 was $316,000. Some of this funding is expected to be included in the convertible, non-interest bearing, unsecured promissory note(s) to be issued to Ansteed and/or its affiliate pursuant to the Reorganization Plan.


NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS

On June 28, 2001, the Company borrowed $62,500 from a third party. The unsecured note was due on November 1, 2001 and carries interest at the rate of 8% per annum. The note is convertible into shares of the Company's common stock at the option of the lender at a conversion price of $0.075 per share. The amount shown on the Company's consolidated balance sheet as of September 30, 2002 includes $6,000 of accrued interest. In connection with this loan, the Company granted to the third party warrants to purchase a total of 125,000 shares of the Company's common stock, 62,500 of which are exercisable at $0.25 per share and 62,500 of which are exercisable at $0.50 per share. These warrants expired on June 28, 2002. The Company was unable to repay the loan by the November 1, 2001 due date, and is therefore in default of the loan agreement.

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which Clariti borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 7). No interest is due on the Outstanding Balance. The Outstanding Balance was to be repaid on or before July 2, 2002. Therefore the Company is in default of the funding agreement. The third party may convert the

                                       14
         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 8 - CONVERTIBLE SHORT-TERM BORROWINGS (continued)

Outstanding Balance into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with this Funding Agreement, the Company granted to the third party warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $0.50 per share. These warrants expired on July 2, 2002.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the Company, for long-distance telephone services. France Telecom sought payment from Clariti of 20,000,000 French Francs (approximately $2,700,000). France Telecom further claimed unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company vigorously defended the claims asserted by France Telecom. Clariti believed that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris issued a decision in favor of the Company, denying France Telecom any damages.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $409,000, including accrued interest. This amount is included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings.

On June 12, 2001, M&T Bank filed an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti


         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. M&T Bank seeks damages in the amount of $368,000.

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


NOTE 10 - COMMON STOCK

During Fiscal 1Q03 certain employees exercised 53,333 shares of its common stock at an exercise price of $.001 per share. The amount has been recorded as Common Stock and Additional Paid in Capital.


NOTE 11 - STOCK OPTIONS

There were no new stock options issued during Fiscal 1Q03.


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



         CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 12 - WARRANTS (continued)

During Fiscal 1Q03 the Company did not issue any warrants. Also during Fiscal 1Q03, 1,473,000 warrants with exercise prices between $0.07 and $10.50 per share expired without being exercised. The book value of such expired warrants (approximately $1,292,000) was reclassified from warrants outstanding to additional paid-in capital.


NOTE 13 - SEGMENT INFORMATION

The Company has determined that segment information is not required to be presented because the Company's former segment known as Telephony/Internet Services was discontinued during Fiscal 2001.




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



General Operations
------------------
The current focus of our business is the development and commercialization of ClariCAST(TM), our proprietary wireless technology that will support data and information services to a high-speed digital wireless device.

Recent Events
-------------
On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). At that time the Company reported tangible assets with a book value of approximately $700,000 and liabilities of approximately $5,212,000. The Company continued to manage its properties and operate the business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. On October 15, 2002, the Company's Plan of Reorganization was approved by the Bankruptcy Court with an effective date of November 12, 2002.

The Company's approved Reorganization Plan with the Bankruptcy Court details the plans for settling claims of creditors and restructuring the interests of its equity holders. Following is a brief summary of the Reorganization Plan:

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

2. The Company owed Secured Creditors as of the filing date approximately $1,345,000. Specifically, the Company owed $858,000 to Ansteed (its largest shareholder), $250,000 to Pasubio Spa, an Italian joint venture partner, and $237,000 to Eizen Fineburg & McCarthy, former corporate counsel. The Reorganization Plan calls for all three secured creditors to receive a convertible, non-interest bearing, unsecured promissory note for the face amount owed to them. The principal amount of the note payable to Ansteed and/or its affiliate could also include any amounts advanced to the Company during the bankruptcy case and thereafter until December 31, 2002. The notes payable will mature on December 31, 2005 if not converted earlier. The notes are convertible at the Company's discretion at the rate of $2.00 per share (after the planned 100:1 reverse split) for Ansteed, its affiliate and Pasubio, and at a rate of $10.00 per share (after the planned 100:1 reverse split) for Eizen Fineburg & McCarthy.

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed has agreed to fund the Reorganization Plan for $300,000 to be used to pay the Administrative costs totaling approximately $76,000, Priority Unsecured Claims totaling approximately $85,000 and General Unsecured Claims, in that order. It is thus estimated that General Unsecured Claims will receive a total of approximately $139,000. This will result in a gain on discharge of indebtedness of approximately $3,600,000.

4. Existing equity holders, including common stock option and warrant holders, will be subject to a 100:1 reverse split.

                                       19
The Company's exclusive source of post-petition operating funds have been
advanced by Ansteed and/or its affiliate.   The Company reached an agreement
with them to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(TM) technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate have advanced $316,000 through October 31, 2002.

The Company believes this Reorganization Plan provides the most reasonable and realistic approach to satisfaction of the allowed claims in the most efficient manner. The Reorganization Plan provides for the repayment of the outstanding Administrative costs and Priority Unsecured Claims in cash upon the Reorganization Plan effective date and further provides for a small cash payment to unsecured creditors.


Results of Operations

Three Months Ended September 30, 2002 ("Fiscal 1Q03")
vs. Three Months Ended September 30, 2001 ("Fiscal 1Q02")
--------------------------------------------------------
For Fiscal 1Q03, the Company incurred net income of $168,000, or $0.00 per share, on no revenue as compared to a net loss of $2,838,000, or $0.08 per share, on no revenue in Fiscal 1Q02. Excluding extraordinary gain on discharge of indebtedness, the Company incurred a net loss of $172,000, or $0.01 per share, on no revenue as compared to a net loss of $2,838,000, or $0.08 per share, on no revenue in Fiscal 1Q02.

For Fiscal 1Q03, net loss from continuing operations was $172,000 as compared to $2,738,000 in Fiscal 1Q02. The $2,566,000 reduction in loss from continuing operations was primarily due to the elimination of the expenses associated with subsidiaries that ceased operations during Fiscal 1Q02. In addition, the Company operated with limited expenses in Fiscal 1Q03 due the Chapter 11 proceeding mentioned above.

General and administrative expenses decreased $2,177,000, from $2,283,000 to $106,000 in Fiscal 1Q03. Fiscal 1Q02 amounts include accruals of $1,256,000 for certain leases in default and legal proceedings. Once again, the severe cash shortage forced the Company to significantly reduce its costs.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company divested these business operations, which formed its former business segment, Telephony/Internet Services. During Fiscal 1Q02 the Company recognized an additional $100,000 loss on the disposal of one of those businesses.


Liquidity and Capital Resources
-------------------------------
At September 30, 2002, the Company had a working capital deficit of $5,478,000 (including a cash balance of $1,000) as compared to a working capital deficit of $5,711,000 (including a cash balance of $5,000) at June 30, 2002. The working capital increase of $233,000 is primarily due to a $340,000 decrease in liabilities subject to compromise offset by an increase in post-petition financing of $87,000 in Fiscal 1Q03. The decrease in liabilities subject to compromise is due to the extraordinary gain on discharge of indebtedness of $340,000 associated with the closing of the Chapter 7 proceedings for RadioNet International.
                                       20
The Company has operated as debtor-in-possession under jurisdiction of the Bankruptcy Court. The Reorganization Plan submitted to the Bankruptcy Court has been approved and the Company expects that all of its unsecured liabilities are going to be extinguished as it emerges from Chapter 11 proceedings.

Ansteed and/or its affiliate have agreed to fund the Company's working capital requirements through Chapter 11 and until December 31, 2002. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees as well as limited general and administrative expenses. This funding is expected to be included in the convertible, non-interest bearing, unsecured promissory note(s) to be issued to Ansteed and/or its affiliate pursuant to the Reorganization Plan. The Company has chosen to focus its future efforts on development and commercialization of its ClariCAST(TM) technology. Because the technology is still under development, the Company expects no revenues or positive operating cash flow in the near term.

The Company has no firm commitments for funding after December 31, 2002. The Company has historically relied principally on equity financing to meet its cash requirements. As the Company emerges from Chapter 11, it expects to find the process of raising equity capital extremely difficult. These matters raise substantial doubt about the ability to continue as a going concern. Significant additional funding will be required beyond Fiscal 2003 to meet expected negative operating cash flows. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.








                                      21

























PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case number 02-15817(DWS)). The Company managed its properties and operated as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company filed a Plan of Reorganization dated June 25, 2002 and an Amended Disclosure Statement dated August 7, 2002. Clariti's Plan provided for the optimum payments to creditors within the shortest practical and realistic period of time giving consideration to the creditors and the Company's limited resources. On October 15, 2002, the Company's Plan of Reorganization was approved by the Bankruptcy Court with an effective date of November 12, 2002.

Clariti negotiated a Funding Agreement with Ansteed Investment, Ltd. (the Company's primary secured creditor and its largest shareholder) and an affiliated company, Cash Card Communications, Ltd. ("C4"), pursuant to which Ansteed and C4 have agreed to provide limited funding to the Company during and after Chapter 11 proceedings as well as the funding required to execute the Plan of Reorganization. In consideration, the Company allowed such advances to become secured claims of Ansteed and C4. Such advances were limited to minimal expenses necessary to keep the Company operating.

France Telecom SA ("France Telecom") initiated a complaint against the Company on May 12, 2000 before the Tribunal de Commerce de Paris (Paris Commercial Court) in Paris, France. France Telecom's claim relates to a debt it claims it is owed by GlobalFirst Communications SA, a former French subsidiary of the Company, for long-distance telephone services. France Telecom sought payment from Clariti of 20,000,000 French Francs (approximately $2,700,000). France Telecom further claimed unspecified damages corresponding to the loss of revenue resulting from the ceasing of commercial relations with GlobalFirst Communications SA. The Company vigorously defended the claims asserted by France Telecom. Clariti believed that it did not verbally or in writing make a promise to pay any obligations of GlobalFirst Communications SA, and that it caused no damages to France Telecom because commercial relations with GlobalFirst Communications SA had ceased before Clariti held any negotiations with France Telecom. On April 10, 2002, The Tribunal de Commerce de Paris issued a decision in favor of the Company, denying France Telecom any damages.

On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews has alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon.
Clariti Wireless and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On October 18, 2001, the Arbitrators ruled that the

                                       22

Company and Clariti Wireless are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $409,000, including accrued interest. This amount is included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings.

On June 12, 2001, M&T Bank filed an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank seeks to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. M&T Bank seeks damages in the amount of $368,000

On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates is the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of a lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493. This amount has been accrued and recorded in general and administrative expenses. However, this amount is based on the acceleration of the lease through 2006 and therefore is being disputed by the Company through the Bankruptcy Court.

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

                    None

          Item 5.   Other Events

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                        Officers Statement Pursuant to the Sarbanes-Oxley Act of 2002

                    (b) Reports on Form 8-K:

                        None

                                      23




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2002



                           CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.
                                  (REGISTRANT)



                                   By:  /s/Abraham Carmel
                                        --------------------
                                        Abraham Carmel
                                        Chief Executive Officer,
                                        President and Acting Chief
                                        Financial Officer







                                      24






























EXHIBIT 99.17


               CLARITI TELECOMMUNICATIONS INTERNATIONAL, LTD.

                      OFFICERS STATEMENT PURSUANT TO
                REQUIREMENTS OF SARBANES-OXLEY ACT 0F 2002

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer, respectively, of Clariti Telecommunications International, Ltd. ("the Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, hereby certifies as follows:

To my knowledge: (1) the periodic report of the Company accompanying this statement fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or 78o(d); and (2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 19, 2002          /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Executive Officer

Date:  November 19, 2002          /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Financial Officer