Form 10-Q
period 2002-12-31
INTEGRATED DATA CORP
filed 2003-02-19
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


                         Commission File Number 0-31729


                             INTEGRATED DATA CORP.
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

Yes (X)    No ( )


As of February 12, 2003, there were 7,686,044 shares outstanding of the Registrant's $.001 par value common stock.




                                    1










                               INTEGRATED DATA CORP.
                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    December 31, 2002 (unaudited) and
                    June 30, 2002 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months and six months ended
  December 31, 2002 and 2001 (unaudited)         4

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the six months ended
                    December 31, 2002 (unaudited)                  5

                    Consolidated Statements of Cash Flows
                    for the six months ended December 31, 2002
                    and 2001 (unaudited)                          6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-16

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   17-20


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                             21

          Item 2.   Changes in Securities and Use of Proceeds     21

          Item 3.   Defaults Upon Senior Securities               21

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              21

          Item 5.   Other Information                             21

          Item 6.   Exhibits and Reports on Form 8-K              22

SIGNATURES                                                        23






                                       2







PART I. - FINANCIAL STATEMENTS.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                  Dec. 31,         June 30,
                                                    2002             2002
                                                -----------       ---------
                                                (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $       1       $       5
  Accounts receivable						   19	              -
  Inventory                                              20              20
  Prepaid expenses and other current assets              16               -
                                                  ---------       ---------
                                                         56              25

PROPERTY AND EQUIPMENT, NET                           1,342             418
INTANGIBLE ASSETS, NET
  Amortizable                                         4,026              75
  Goodwill                                              434
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES              1,377               8
                                                  ---------       ---------
TOTAL ASSETS                                      $   7,235       $     526
                                                  =========       =========

CURRENT LIABILITIES
  Accounts payable-trade                          $      28       $      23
  Accrued expenses and other liabilities                251               -
  Short-term borrowings from related parties            910               -
  Convertible short-term borrowings                     250               -
  Post-petition financing                                 -             156
  Liabilities subject to compromise                       -           5,557
                                                  ---------       ---------
                                                      1,439           5,736

LONG-TERM LIABILITIES					        872               -
                                                  ---------       ---------
TOTAL LIABILITIES                                     2,311           5,736
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 6,706 shares at
 December 31, 2002 and 385 shares at
 June 30, 2002                                            6               -
WARRANTS OUTSTANDING                                  3,565           5,047
ADDITIONAL PAID-IN-CAPITAL                          280,028         271,907
ACCUMULATED DEFICIT                                (278,675)       (282,164)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                           4,924        (  5,210)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   7,235      $      526
                                                  =========       =========
See accompanying notes                 3

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------    --------------------
                                      2002       2001         2002       2001
                                   ---------  ---------    ---------  ---------
REVENUE                            $     25   $      -     $     25   $      -
COST OF REVENUE                           6          -            6          -
                                   --------   --------     --------   --------
GROSS PROFIT                             19          -           19          -

Depreciation and amortization           122          9          187         17
General and administrative expenses     219        725          325      3,008
(Income) loss from unconsolidated
 subsidiary                         (     8)         -      (     8)       427
                                   --------   --------     --------   --------
LOSS FROM OPERATIONS                (   314)   (   734)     (   485)   ( 3,452)
                                   --------   --------     --------   --------

OTHER INCOME (EXPENSE)
 Interest expense                         -        (35)     (     1)       (55)
                                   --------   --------     --------   --------
NET LOSS FROM CONTINUING OPERATIONS (   314)   (   769)     (   486)   ( 3,507)

DISCONTINUED OPERATIONS
 Loss on disposal                         -          -            -    (   100)
                                   --------   --------     --------   --------
NET LOSS BEFORE EXTRAORDINARY GAIN  (   314)   (   769)     (   486)   ( 3,607)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                        3,635          -        3,975          -
                                   --------   --------     --------   --------

NET INCOME (LOSS)                  $  3,321   $(   769)    $  3,489   $( 3,607)
                                   ========   ========     ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          1,452        385          918        377

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing
   operations                      $(  0.22)  $(  2.00)    $(  0.54)  $(  9.30)
  Discontinued operations
   Loss on disposal                       -          -            -    (  0.27)
                                   --------   --------     --------   --------
  Net loss before extraordinary
   gain                             (  0.22)   (  2.00)     (  0.54)   (  9.57)
  Extraordinary gain on discharge
   of indebtedness                     2.50          -         4.33          -
                                   --------   --------     --------   --------
  Net income (loss)                $   2.28   $(  2.00)    $   3.79   $(  9.57)
                                   ========   ========     ========   ========
See accompanying notes
                                       4



                      INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED DECEMBER 31, 2002
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2002     38,530    $38.5  $  5,047   $ 271,869  $( 282,164)

Six months ended
 December 31, 2002
 (unaudited):
  Exercise of stock
   options                      53        -         -           -           -
  Common stock warrants
   expired                       -        -   ( 1,482)      1,482           -
  Issuance of shares upon
   conversion of debt        3,750      3.8         -          71           -
  Reverse stock split
   1 for 100               (41,910)   (41.9)        -          42           -
  Issuance of shares upon
   conversion of debt          288       .3         -         575           -
  Issuance of shares upon
   acquisitions              5,995      6.0         -       5,989           -
  Net income                     -        -         -           -       3,489
                            ------    -----  --------   ---------  ----------
BALANCES, DECEMBER 31,
 2002 (unaudited)            6,706    $ 6.7  $  3,565   $ 280,028  $( 278,675)
                            ======    =====  ========   =========  ==========






See accompanying notes


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                  SIX MONTHS ENDED
                                                     DECEMBER 31,
                                               ----------------------

                                                  2002         2001
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $  3,489     $( 3,607)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 ( 3,976)           -
   (Income) loss from unconsolidated subsidiary  (     8)         427
   Depreciation and amortization                     187           17
   Issuance of common stock and common
    stock warrants for expenses                        -          245
   Other                                               -      (   163)
 Change in current assets and liabilities, net
  of effects of acquisition
  which increase (decrease) cash:
     Accounts receivable                         (    20)           -
     Prepaid expenses and other current assets   (     5)          67
     Accounts payable-trade                            6           66
     Accrued expenses and other current
      liabilities                                (   229)       2,555
                                                --------     --------
 Net cash used in operating activities           (   556)     (   393)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to unconsolidated subsidiary                 -      (   132)
 Proceeds from sale of fixed assets                    -           19
                                                --------     --------
 Net cash used in investing activities                 -     (   113)
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -          150
 Commission on sale of common stock                    -      (    15)
 Short-term borrowings                               552          250
                                                 --------     --------
Net cash received from financing activities          552          385
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS               (     4)    (    121)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              5          124
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $      1     $      3
                                                ========     ========
                                       6



                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                   SIX MONTHS ENDED
                                                     DECEMBER 31,
                                               ----------------------

                                                  2002         2001
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Conversion of debt into equity                $    650
  Issuance of shares upon acquisitions
    DataWave Systems, Inc.                      $  1,795
    Integrated Communication Services, Ltd.     $  4,200



See accompanying notes

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Integrated Data Corp. ("IDC" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in IDC's June 30, 2002 Form 10-K and other information included in IDC's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - DESCRIPTION OF THE BUSINESS

Integrated Data Corp. is a non-operating U.S. parent company with subsidiaries in the U.S., United Kingdom and Italy. In this Form 10-Q, the terms "IDC" and "the Company" are used interchangeably in reference to the parent company and/or any of its subsidiaries. IDC holds proprietary technology for digital transmission of data utilizing radio frequencies transmitted by FM radio stations.

On October 23, 2002, the Company's Plan of Reorganization was approved by the United States Bankruptcy Court and became effective on November 12, 2002. The Company continues to operate from its Conshohocken (suburban Philadelphia), PA headquarters. As part of the Plan of Reorganization, the Company changed its name from Clariti Telecommunications International, Ltd. to Integrated Data Corp. and the Delaware Secretary of State accepted this change of the Company's Certificate of Incorporation, effective November 20, 2002. Also under the Plan, the Company implemented a reverse stock split converting each 100 shares into 1 share of IDC common stock.

Additionally, the Company formed C3 Technologies, Inc. a wholly owned subsidiary and Delaware Company, to manage its technologies and intellectual property.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2002 and 2001 are referred to as Fiscal 2Q03 and Fiscal 2Q02, respectively, and the six-month periods ended December 31, 2002 and 2001 are referred to as Fiscal First Half 2003 and Fiscal First Half 2002, respectively.

                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


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

Income Taxes
------------
There is no income tax expense (benefit) for income (losses) for the three month and six-month periods ended December 31, 2002 and 2001 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts payable, accrued expenses and short-term borrowings. These balances, as presented in the balance sheet as of December 31, 2002 and June 30, 2002 approximate their fair value because of their short maturities.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2Q03 and Fiscal 2Q02 were the same because the effect of using the treasury stock method would be antidilutive.

Recent Accounting Pronouncements
--------------------------------
In August 2001, SFAS No. Statement 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the

                                       9
                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. The adoption of this standard in Fiscal First Half 2003 did not result in any significant impact on results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard in Fiscal First Half 2003 did not result in any significant impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."
The Company adopted Statement 141 for its business combinations after June 30, 2001.

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




                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION

On April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company managed its properties and operated its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. The Company's Plan of Reorganization was approved and became effective on November 12, 2002. The Company plans to continue to develop and utilize its wireless technology in several communications devices. However, these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's approved Plan of Reorganization with the Bankruptcy Court detailed plans for settling claims of creditors and restructuring the interests of its equity holders. The following is a brief summary of the Reorganization
Plan:

1. The Company owed Priority Unsecured Claims as of the filing date of approximately $86,000. Included in these claims are four former employees who are owed wages, which accrued during the statutory priority period.
   Each of these four individuals had a priority claim in the amount of $4,650. Additionally, the Company owed certain federal, state and local taxes, which totaled just in excess of $68,000. As detailed in the Plan, The Company has paid all Priority Unsecured Claims at 100 cents on the dollar.

2. The Company owed Secured Creditors as of the filing date approximately $1,345,000. Specifically, the Company owed $858,000 to Ansteed (its largest shareholder), $250,000 to Pasubio Spa, an Italian joint venture partner, and $237,000 to Eizen Fineburg & McCarthy, former corporate counsel. The Reorganization Plan calls for all three secured creditors to receive a convertible, non-interest bearing, unsecured promissory note for the face amount owed to them. The principal amount of the note payable to Ansteed and/or its affiliate also includes any amounts advanced to the Company during the bankruptcy case and thereafter until December 31, 2002. The notes payable will mature on December 31, 2005 if not converted earlier. The notes are convertible at the Company's discretion at the rate of $2.00 per share (after the planned 100:1 reverse split) for Ansteed, its affiliate and Pasubio, and at a rate of $10.00 per share (after the planned 100:1 reverse split) for Eizen Fineburg & McCarthy.

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed has agreed to fund the Reorganization Plan for $300,000 to be used to pay the Administrative costs totaling approximately $80,000, Priority Unsecured Claims totaling approximately $86,000 and General Unsecured Claims, in that order. It is thus estimated that General Unsecured Claims will receive a total of approximately $134,000. This resulted in a gain on discharge of indebtedness of approximately $3,635,000.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

4. Existing equity holders, including common stock option and warrant holders, were subject to a 100:1 reverse split.

The Company's exclusive source of post-petition operating funds were advanced
by Ansteed and/or its affiliate.   The Company reached an agreement with them
to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(TM) FM wireless technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate have advanced $703,000 through December 31, 2002.

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

RadioNet International, Inc., a wholly owned subsidiary of IDC filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on May 3, 2002. The company operation has ceased. The company did not hold any significant assets. The Bankruptcy Court closed the case on RadioNet International, Inc. on July 12, 2002 and the Company recorded an extraordinary gain on discharge of indebtedness of approximately $340,000 in Fiscal First Half 2003.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.




                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 5- ACQUISITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of Integrated Communications Services, Ltd. ("ICS") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method, and the results of ICS have been included in the Company's consolidated results effective December 1, 2002. The Company has not finalized the allocation of the purchase price as of December 31, 2002. An estimation of this allocation was prepared and included as part of these financial statements. The purchase price has been allocated as follows: $4,028,803 to license and $171,197 to working capital. Unaudited pro-forma results have not been presented since the operations of ICS began on November 1, 2002 and were not significant.

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share. The investment was accounted for under the equity method of accounting and the Company recorded Goodwill in the amount of $434,400. Summarized financial information for DataWave as of December 31, 2002 and for the nine months then ended is as follows:

	Financial Position
	  Current assets               $  4,741,000
	  Non current assets              3,350,000
	  Current liabilities             4,752,000
	  Non current liabilities                 -

	Results of Operations
	  Net sales                    $ 14,230,000
	  Operating income                  337,000
	  Net income                        351,000



NOTE 6 - UNCONSOLIDATED SUBSIDIARY

Clariti Wireless Messaging filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result, the Company's financial statements for Fiscal 1Q02 reflect Clariti Wireless' results of operations using the equity method of accounting. The following table presents summary financial information for Clariti Wireless (dollars in thousands):

     Fiscal 1Q02:
          Net sales                 $     -
          Expenses                  $   427







                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 7- EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of the Company and its consolidated subsidiaries for the three months ended December 31, 2002 consist of the following (in thousands):

     Liabilities subject to compromise $ 5,218
     Adjustments to claims              (   19)
     Secured Claims                     (1,345)
     Priority Claims			    (   85)
     General Unsecured Claims		    (  134)
                                       -------
     Extraordinary gain on discharge
      of indebtedness                  $ 3,635
                                       =======


NOTE 8 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and is secured by substantially all of the Company's assets. The amount shown on the Company's consolidated balance sheet as of December 31, 2002 includes $73,000 of accrued interest. In connection with this loan, the Company granted to Ansteed warrants to purchase 4,000(post reverse split) shares of the Company's common stock at an exercise price of $95 per share(post reverse split). Such warrants expire on May 3, 2003.

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

Ansteed and/or its affiliate have agreed to fund the Company's working capital requirements through Chapter 11 and until December 31, 2002. The amount funded as of December 31, 2002 was $703,000. Some of this funding is expected to be included in the convertible, non-interest bearing, unsecured promissory note(s) to be issued to Ansteed and/or its affiliate pursuant to the Reorganization Plan.







                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 9 - CONVERTIBLE SHORT-TERM BORROWINGS

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which the Company borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance is secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed(see Note 7). No interest is due on the Outstanding Balance. The Outstanding Balance was to be repaid on or before July 2, 2002. Therefore the Company is in default of the funding agreement. The third party may convert the Outstanding Balance into shares of the Company's common stock at a conversion price of $2.00 per share. In connection with this Funding Agreement, the Company granted to the third party warrants to purchase a total of 10,000(post reverse split) shares of the Company's common stock exercisable at $50 per share(post reverse split). These warrants expired on July 2, 2002.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, during the normal course of its business operations, subject to various other litigation claims and legal disputes. The Company expects none to have a material adverse impact on its operations. However, no assurance can be given that an adverse determination of any claim or dispute would not have an adverse impact on its operations during any given period.


NOTE 11 - COMMON STOCK

During Fiscal First Half 2003 certain employees exercised 53,333 shares of its common stock at an exercise price of $.001 per share. The amount has been recorded as Common Stock and Additional Paid in Capital.

Effective December 6, 2002, the Company implemented a 1 for 100 shares reverse stock split of its outstanding stock. The Company's common stock began trading on a post-split basis at the opening of the stock market on December 6, 2002 on the OTC Bulletin Board under the new symbol "ITDD."

All references in the consolidated financial statements to common shares, per share amounts, stock options and warrants have been restated to reflect the reverse stock split for all periods presented.


NOTE 12 - STOCK OPTIONS

There were no new stock options issued during Fiscal First Half 2003. All outstanding stock options to purchase the Company's common stock were adjusted in accordance with their terms to reflect the reverse stock split.




                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001


NOTE 13 - WARRANTS

From time to time, the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, in connection with borrowings, as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above. Cost associated with warrants issued to other than employees is valued based on the fair value of the warrants as estimated using the Black-Scholes model.

During Fiscal First Half 2003 the Company did not issue any warrants. Also during Fiscal First Half 2003, 1,548,000 warrants with exercise prices between $7.00 and $1,600.00 per share expired without being exercised. The book value of such expired warrants (approximately $1,482,000) was reclassified from warrants outstanding to additional paid-in capital.

All outstanding warrants to purchase the Company's common stock were adjusted in accordance with their terms to reflect the reverse stock split.






PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion,
     - Manage the transition from our former board of directors and management team to the new board of directors and management team,
     - Develop commercially viable applications for the ClariCAST(TM) technology,
     - Obtain access to engineering resources required to complete development and commercial implementation of potential applications for the ClariCAST(TM) technology,
     - Lease SCA channels from FM radio stations,
     - Select and develop partnerships to help market, sell and distribute the wireless products and services we are attempting to develop,
     - Develop a marketing strategy for the wireless products and services we are attempting to develop,
     - Develop manufacturing and distribution channels for the wireless products and services we are attempting to develop,
     - Manage the progress and costs of additional research and development of the ClariCAST(TM) technology,
     - Manage the risks, restrictions and barriers of conducting business internationally,
     - Reduce future operating losses and negative cash flow,
     - Compete effectively in the markets we choose to enter

In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, ability to obtain funding, ability to reverse operating losses, competition and regulatory developments, as well as the other risks identified below under "Risk Factors" and those referenced from time to time in our filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.





General Operations
------------------
The current focus of our business is the development and commercialization of ClariCAST(TM), our proprietary wireless technology that will support data and information services to a high-speed digital wireless device.


Recent Events
-------------
Effective January 14, 2003, the Company agreed to purchase 4,027,381 freely tradable shares of DataWave Systems, Inc., a Yukon Canadian public company, which trades on the TSE Venture Exchange with the symbol "DTV" and on the Nasdaq OTCBB with the symbol "DWVSF." Theses shares when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,976,381 shares, which constitutes a majority of 50.072% of the issued and outstanding shares of DataWave. The newly acquired shares were purchased in off-market transactions for consideration of 402,738 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave).

On January 14, 2003, the Company's Board of Directors agreed to exercise its right to convert three non-interest bearing notes in the respective amounts of $858,000, $250,000 and $237,000. These notes had been issued to the three secured creditors in the Company's Chapter 11 Bankruptcy proceedings as of November 12, 2002, into newly issued restricted shares of common stock of the Company. The notes in the amount of $858,000 and $250,000 are each convertible at a price of $2 per share, while the note for $237,000 is convertible at a price of $10 per share. The transactions have resulted in the issuance of an aggregate additional 577,577 shares of the Company's common stock. All these conversion shares in addition to the statutory restriction imposed under Rule 144 of the Securities Act of 1933, are subject to a contractual restriction or "lock-up" for an additional period of one year after the expiration of the Rule 144 restriction.


Results of Operations

Three Months Ended December 31, 2002 ("Fiscal 2Q03")
vs. Three Months Ended December 31, 2001 ("Fiscal 2Q02")
--------------------------------------------------------
For Fiscal 2Q03, the Company incurred net income of $3,321,000, or $2.28 per share, on $25,000 in revenue as compared to a net loss of $769,000, or $2.00 per share, on no revenue in Fiscal 1Q02. Excluding extraordinary gain on discharge of indebtedness, the Company incurred a net loss of $314,000, or $0.22 per share, on $25,000 in revenue as compared to a net loss of $769,000, or $2.00 per share, on no revenue in Fiscal 1Q02.

For Fiscal 1Q03, net loss from continuing operations was $314,000 as compared to $769,000 in Fiscal 1Q02. The $444,000 reduction in loss from continuing operations was primarily due to the decrease in general and administrative expenses offset by an increase in depreciation and amortization expenses. In addition, the Company operated with limited expenses due to the Chapter 11 proceedings, which extended into Fiscal 2Q03.

General and administrative expenses decreased $506,000, from $725,000 to $219,000 in Fiscal 2Q03. Fiscal 2Q03 included a decrease in salary expense due to a reduction in the work force and the elimination of salaries of three key executives.

                                       18
During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company divested these business operations, which formed its former business segment, Telephony/Internet Services. During Fiscal 1Q02 the Company recognized an additional $100,000 loss on the disposal of one of those businesses.


Six Months Ended December 31, 2002 ("Fiscal Six Months 2003")
v. Six Months Ended December 31, 2001 ("Fiscal Six Months 2002")
----------------------------------------------------------------
For the Fiscal Six Months 2003, the Company incurred net income of $3,489,000, or $3.79 per share, on $25,000 of revenue as compared to a net loss of $3,607,000, or $9.57 per share, on no revenue for the Fiscal Six Months 2002. Excluding gain on discharge of indebtedness, the Company incurred a net loss of $486,000, or $0.54 per share, on $25,000 in revenue in Fiscal Six Months 2003 as compared to a net loss of $3,607,000, or $9.57 per share, on no revenue in Fiscal Six Months 2002.

The $3,021,000 reduction in loss from continuing operations was primarily due to a decrease in general and administrative expenses of $2,683,000 from $3,008,000 to $325,000. Amounts for Fiscal Six Months 2002 include accruals of $1,301,000 for certain leases, which were in default and legal proceedings, which have been settled. The Company was forced reduce its work force, which resulted in a significant reduction in costs.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company divested these business operations, which formed the former business segment, Telephony/Internet Services. During Fiscal Six Months 2002 the Company recognized an additional $100,000 loss on the disposal of one of those businesses.


Liquidity and Capital Resources
-------------------------------
At December 31, 2002, the Company had a working capital deficit of $1,383,000 (including a cash balance of $1,000) as compared to a working capital deficit of $5,711,000 (including a cash balance of $5,000) at June 30, 2002. The working capital increase of $4,328,000 is primarily due to the $3,635,000 in extraordinary gain on discharge of indebtedness as a result of closing Chapter 11 proceedings and an extraordinary gain on discharge of indebtedness of $340,000 associated with the closing of the Chapter 7 proceedings for RadioNet International.

The Company negotiated a Funding Agreement with Ansteed Investment, Ltd. (the Company's primary secured creditor and its largest shareholder) and an affiliated company, Cash Card Communications, Ltd. ("C4"), pursuant to which Ansteed and C4 have agreed to provide limited funding to the Company during and after Chapter 11 proceedings as well as the funding required to execute the Plan of Reorganization. In consideration, the Company allowed such advances to become secured claims of Ansteed and C4. Such advances were limited to minimal expenses necessary to keep the Company operating.


The Company has no firm commitments for funding after December 31, 2002. The Company has historically relied principally on equity financing to meet its cash requirements. Company expects to find the process of raising equity capital extremely difficult. These matters raise substantial doubt about the ability to continue as a going concern. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.








                                      20












































PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (case number 02-15817(DWS)). The Company managed its properties and operated as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company filed a Plan of Reorganization dated June 25, 2002 and an Amended Disclosure Statement dated August 7, 2002. The Plan provided for the optimum payments to creditors within the shortest practical and realistic period of time giving consideration to the creditors and the Company's limited resources. The Company's Plan of Reorganization, which was approved by the Bankruptcy Court on October 23, 2002, became effective on November 12, 2002. The Company has emerged from Chapter 11 proceedings and changed its name to Integrated Data Corp.

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

                    None






          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                        Officers Statement Pursuant to the Sarbanes-Oxley Act of 2002

                    (b) Reports on Form 8-K:

                        On November 25, 2002, the Company announced that its Plan of Reorganization was approved by the Bankruptcy Court and became effective on November 12, 2002.

                        On December 6, 2002, the Company announced the implementation of a 1 for 100 reverse stock split of its outstanding common stock.

                        On December 11, 2002, the Company announced an agreement with its lenders to convert $650,000 of debt into shares of the Company's common stock at a conversion price $2.00 per share resulting in an issuance of 325,000 shares. Additionally, the Company announced an agreement to purchase C4 Services Ltd. for $4,200,000, paid in shares of the Company's common stock at a valuation of $1.00 per share.

                        On December 18, 2002 the Company announced the purchase of 17,949,000 freely tradable shares of DataWave Systems, Inc. in exchange for issuing the selling shareholders an aggregate 1,794,900 shares of the Company's common stock.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 19, 2003



                              INTEGRATED DATA CORP.
                                  (REGISTRANT)



                                   By:  /s/Abraham Carmel
                                        --------------------
                                        Abraham Carmel
                                        Chief Executive Officer,
                                        President and Acting Chief
                                        Financial Officer







EXHIBIT 99.17


                           INTEGRATED DATA CORP.

                      OFFICERS STATEMENT PURSUANT TO
                REQUIREMENTS OF SARBANES-OXLEY ACT 0F 2002

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer, respectively, of Integrated Data Corp. ("the Company"), pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, hereby certifies as follows:

To my knowledge: (1) the periodic report of the Company accompanying this statement fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or 78o(d); and (2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 19, 2003          /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Executive Officer

Date:  February 19, 2003          /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Financial Officer