Form 10-Q
period 2003-03-31
INTEGRATED DATA CORP
filed 2003-05-20
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

Yes (X)    No ( )


As of May 15, 2003, there were 7,686,044 shares outstanding of the Registrant's $.001 par value common stock.




                                    1










                               INTEGRATED DATA CORP.
                                INDEX TO FORM 10-Q

                                                                PAGE(S)
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Balance Sheets at
                    March 31, 2003 (unaudited) and
                    June 30, 2002 (audited)                        3

                    Consolidated Statements of Operations
                    for the three months and nine months ended
         March 31, 2003 and 2002 (unaudited)            4

                    Consolidated Statement of Stockholders'
                    Equity (Deficit) for the nine months ended
                    March 31, 2003 (unaudited)                     5

                    Consolidated Statements of Cash Flows
                    for the nine months ended March 31, 2003
                    and 2002 (unaudited)                          6-7

                    Notes to Consolidated Financial
                    Statements (unaudited)                        8-17

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   18-20


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                             21

          Item 2.   Changes in Securities and Use of Proceeds     21

          Item 3.   Defaults Upon Senior Securities               21

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                              21

          Item 5.   Other Information                             21

          Item 6.   Exhibits and Reports on Form 8-K              21

SIGNATURES                                                        22






                                       2







PART I. - FINANCIAL STATEMENTS.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and Shares in Thousands)

                                                  Mar. 31,         June 30,
                                                    2003             2002
                                                -----------       ---------
                                                (Unaudited)       (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $   1,244       $       5
  Accounts receivable                                 2,451               -
  Inventory                                             690              20
  Prepaid expenses and other current assets             521               -
                                                  ---------       ---------
                                                      4,906              25

PROPERTY AND EQUIPMENT, NET                           2,430             418
INTANGIBLE ASSETS, NET
  Amortizable                                         4,314              75
  Goodwill                                            2,260
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                  8               8
                                                  ---------       ---------
TOTAL ASSETS                                      $  13,918       $     526
                                                  =========       =========
CURRENT LIABILITIES
  Accounts payable-trade                          $      68       $      23
  Accrued expenses and other liabilities              4,528               -
  Short-term borrowings from related parties            168               -
  Deferred revenue                                      320               -
  Minority interest                                   1,669               -
  Post-petition financing                                 -             156
  Liabilities subject to compromise                       -           5,557
                                                  ---------       ---------
                                                      6,753           5,736

LONG-TERM LIABILITIES                                   863               -
                                                  ---------       ---------
TOTAL LIABILITIES                                     7,616           5,736
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
 $.001 par value; authorized 300,000 shares;
 issued and outstanding, 7,686 shares at
 March 31, 2003 and 385 shares at
 June 30, 2002                                            8               -
WARRANTS OUTSTANDING                                  3,110           5,047
ADDITIONAL PAID-IN-CAPITAL                          282,230         271,907
ACCUMULATED DEFICIT                                (279,046)       (282,164)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                           6,302        (  5,210)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  13,918       $     526
                                                  =========       =========
See accompanying notes
                                       3

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                          MARCH 31,               MARCH 31,
                                   --------------------    --------------------
                                      2003       2002         2003       2002
                                   ---------  ---------    ---------  ---------
REVENUE                            $     69   $      -     $     94   $      -
COST OF REVENUE                          20          -           26          -
                                   --------   --------     --------   --------
GROSS PROFIT                             49          -           68          -

Depreciation and amortization           242        149          429        238
General and administrative expenses     178        846          503      4,209
(Income) loss from unconsolidated
 subsidiary                               -          -      (     8)         -
                                   --------   --------     --------   --------
LOSS FROM OPERATIONS                (   371)   (   995)     (   856)   ( 4,447)
                                   --------   --------     --------   --------

OTHER INCOME (EXPENSE)
 Interest expense                         -        (20)     (     1)       (75)
                                   --------   --------     --------   --------
NET LOSS FROM CONTINUING OPERATIONS (   371)   ( 1,015)     (   857)   ( 4,522)

DISCONTINUED OPERATIONS
 Loss on disposal                         -          -            -    (   100)
                                   --------   --------     --------   --------
NET LOSS BEFORE EXTRAORDINARY GAIN  (   371)   ( 1,015)     (   857)   ( 4,622)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                            -      1,568        3,975      1,568
                                   --------   --------     --------   --------

NET INCOME (LOSS)                  $(   371)  $    553     $  3,118   $( 3,054)
                                   ========   ========     ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          7,523        385        3,120        380

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Net loss from continuing
   operations                      $(  0.05)  $(  2.63)    $(  0.27)  $( 11.90)
  Discontinued operations
   Loss on disposal                       -          -            -    (  0.26)
                                   --------   --------     --------   --------
  Net loss before extraordinary
   gain                             (  0.05)      4.07      (  0.27)   ( 12.16)
  Extraordinary gain on discharge
   of indebtedness                        -          -         1.27       4.13
                                   --------   --------     --------   --------
  Net income (loss)                $(  0.05)  $   1.44     $   1.00   $(  8.03)
                                   ========   ========     ========   ========
See accompanying notes
                                       4



                      INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        NINE MONTHS ENDED MARCH 31, 2003
                       (Dollars and Shares in Thousands)



                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L.
                              OF              OUTSTAN-   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                            ------   ------  ---------  ---------  -----------
BALANCES, JUNE 30, 2002     38,530    $38.5  $  5,047   $ 271,869  $( 282,164)

Nine months ended
 March 31, 2003
 (unaudited):
  Exercise of stock
   options                      53        -         -           -           -
  Common stock warrants
   expired                       -        -   ( 1,937)      1,937           -
  Issuance of shares upon
   conversion of debt        3,750      3.8         -          71           -
  Reverse stock split
   1 for 100               (41,910)   (41.9)        -          42           -
  Issuance of shares upon
   conversion of debt          865       .9         -       1,920           -
  Issuance of shares upon
   acquisitions              6,398      6.4         -       6,391           -
  Net income                     -        -         -           -       3,118
                            ------    -----  --------   ---------  ----------
BALANCES, MARCH 31,
 2003 (unaudited)            7,686    $ 7.7  $  3,110   $ 282,230  $( 279,046)
                            ======    =====  ========   =========  ==========






See accompanying notes


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                  NINE MONTHS ENDED
                                                       MARCH 31,
                                               ----------------------

                                                  2003         2002
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $  3,118     $( 3,054)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    indebtedness                                 ( 3,975)     ( 1,568)
   Loss from discontinued operations                              100
   (Income) loss from unconsolidated subsidiary  (     8)
   Depreciation and amortization                     429          238
   Issuance of common stock and common
    stock warrants for expenses                        -           80
   Other                                               -      (    70)
 Change in current assets and liabilities, net
  of effects of acquisition
  which increase (decrease) cash:
     Accounts receivable                         (   129)           -
     Prepaid expenses and other current assets   (     4)         105
     Accounts payable-trade                           45           66
     Accrued expenses and other current
      liabilities                                (   146)       3,555
                                                --------     --------
 Net cash used in operating activities           (   670)     (   548)
                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash of acquired company                          1,242            -
 Proceeds from sale of fixed assets                    -           19
                                                --------     --------
 Net cash used in investing activities             1,242           19
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock for cash                         -          150
 Commission on sale of common stock                    -      (    15)
 Short-term borrowings                               667          272
                                                 --------     --------
Net cash received from financing activities          667          407
                                                --------     --------

NET CHANGE IN CASH AND EQUIVALENTS                 1,239     (    122)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              5          124
                                                --------     --------
CASH AND EQUIVALENTS, END OF PERIOD             $  1,244     $      2
                                                ========     ========
                                       6




                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                   NINE MONTHS ENDED
                                                        MARCH 31,
                                               -----------------------

                                                  2003         2002
                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period:
   Interest                                     $      -     $      -
   Income taxes                                 $      -     $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Conversion of debt into equity                $  1,996            -
  Issuance of shares upon acquisitions
    DataWave Systems, Inc.                      $  2,198            -
    International License to DataWave Systems
      Inc. Technology & Integrated
      Communication Services, Ltd.              $  4,200            -



See accompanying notes

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


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


NOTE 2 - DESCRIPTION OF THE BUSINESS

Integrated Data Corp. is a non-operating U.S. parent company with subsidiaries in the U.S., Canada, United Kingdom and Italy. In this Form 10-Q, the terms "IDC" and "the Company" are used interchangeably in reference to the parent company and/or any of its subsidiaries. IDC holds proprietary technology for digital transmission of data utilizing radio frequencies transmitted by FM radio stations.

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

Additionally, the Company formed C3 Technologies, Inc. a wholly owned subsidiary and Delaware Company, to manage its technologies and intellectual property. C3 Technologies develops wireless data devices and applications. Several new initiatives, including the VideoTopper are being developed for deployment. The VideoTopper product line is designed to provide dynamic, full motion video and audio services for Automatic Teller Machines (ATMs), Point of Sale (POS) terminals, and as a stand alone unit. Utilizing several communications channels including ClariCAST(R), the subject matter and schedule of the VideoTopper are changed remotely. Providing services such as advertising, consumer education, and public service announcements, the VideoTopper is being deployed in test markets including the New York and Philadelphia regions.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 2 - DESCRIPTION OF THE BUSINESS (continued)

Using its experience in communications engineering, C3 Technologies also provides consulting services to companies seeking integration of wireless technologies into their existing product lines.

Also, effective January 14, 2003, the Company agreed to purchase 4,023,030 freely tradable shares of DataWave Systems, Inc., a Yukon Canadian public company, which trades on the TSE Venture Exchange with the symbol "DTV" and on the Nasdaq OTCBB with the symbol "DWVSF". Theses shares when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitutes a majority of 50.062% of the issued and outstanding shares of DataWave. The newly acquired shares were purchased in off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave).

DataWave Systems Inc. designs, develops, produces, owns and manages a proprietary, intelligent, automated direct merchandising network (the "DataWave System"). DataWave uses the DataWave System to distribute prepaid calling cards. The DataWave System is comprised of DataWave Telecard Merchandisers ("DTMs"), which are free-standing "smart" machines capable of dispensing multiple prepaid product offerings, and over-the-counter "swipe" units ("OTCs") for point-of-sale prepaid retailing all of which are connected to the Company's proprietary server software and databases through a wireless and/or land line wide area network. In addition DataWave sells prepaid calling cards and point of sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2003 and 2002 are referred to as Fiscal 3Q03 and Fiscal 3Q02, respectively, and the nine-month periods ended March 31, 2003 and 2002 are referred to as Fiscal Nine Months 2003 and Fiscal Nine Months 2002, respectively.

DataWave System's Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the March 31, 2003 financial statements of the Company include the balance sheet of DataWave as of December 31, 2002. The results of operations of DataWave for the period January 14, 2003 through March 31, 2003 will be included in the statement of operations of the Company for the year ended June 30, 2003.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries where management control is not deemed to be

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

temporary. All significant intercompany transactions have been eliminated in consolidation.

Income Taxes
------------
There is no income tax expense (benefit) for income (losses) for the three month and nine-month periods ended March 31, 2003 and 2002 due to the following:

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable and accrued expenses. These balances, as presented in the balance sheet as of March 31, 2003 and June 30, 2002 approximate their fair value because of their short maturities.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 3Q03 and Fiscal 3Q02 were the same because the effect of using the treasury stock method would be antidilutive.

Recent Accounting Pronouncements
--------------------------------
In August 2001, SFAS No. Statement 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. The

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

adoption of this standard in Fiscal Nine Months 2003 did not result in any significant impact on results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard in Fiscal Nine Months 2003 did not result in any significant impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations", and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".
The Company adopted Statement 141 for its business combinations after June 30, 2001.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64", Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145), effective in fiscal years beginning after May 15, 2002.


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION

On April 18, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

Bankruptcy Court for the Eastern District of Pennsylvania (case no. 02-15817(DWS)). The Company managed its properties and operated its business as "debtor-in-possession" under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code. The Company's Plan of Reorganization was approved and became effective on November 12, 2002 and recently on May 6, 2003 the final decree was entered and the case was closed by the Bankruptcy Court. The Company plans to continue to develop and utilize its wireless technology in several communications devices.

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

2. The Company owed Secured Creditors as of the filing date approximately $1,345,000. Specifically, the Company owed $858,000 to Ansteed (its largest shareholder), $250,000 to Pasubio Spa, an Italian joint venture partner, and $237,000 to Eizen Fineburg & McCarthy, former corporate counsel. The Reorganization Plan called for all three secured creditors to receive a convertible, non-interest bearing, unsecured promissory note for the face amount owed to them. The principal amount of the note payable to Ansteed and/or its affiliate also includes any amounts advanced to the Company during the bankruptcy case and thereafter until December 31, 2002. The notes payable would mature on December 31, 2005 if not converted earlier. The notes were convertible at the Company's discretion at the rate of $2.00 per share (after the planned 100:1 reverse split) for Ansteed, its affiliate and Pasubio, and at a rate of $10.00 per share (after the planned 100:1 reverse split) for Eizen Fineburg & McCarthy. On January 14, 2003, the Company voted to exercise its right to convert the three non-interest-bearing notes. Accordingly, these transactions have resulted in the issuance of an aggregate additional 577,577 shares of the Company's common stock.

3. The Company owed General Unsecured Creditors approximately $3,782,000 as of the filing date. An affiliate of Ansteed agreed to fund the Reorganization Plan for $300,000 to be used to pay the Administrative costs totaling approximately $96,000, Priority Unsecured Claims totaling approximately $86,000 and General Unsecured Claims of approximately $118,000. The final General Unsecured Claims were paid in January 2003. This resulted in a gain on discharge of indebtedness of approximately $3,635,000.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 4 - MANAGEMENT'S PLANS FOR REORGANIZATION (continued)

4. Existing equity holders, including common stock option and warrant holders, were subject to a 100:1 reverse split.

The Company's exclusive source of post-petition operating funds were advanced
by Ansteed and/or its affiliate.   The Company reached an agreement with them
to continue to advance funds to permit the business to work further toward the final development of the ClariCAST(R) FM wireless technology. Since the inception of the bankruptcy, Ansteed and/or its affiliate have advanced $818,000 through March 31, 2003.

The Company has chosen to focus its future efforts on development and commercialization of its patented ClariCAST(R) FM wireless technology. Because the Company's technology is still under development, the Company expects no revenues or operating cash flows in the near term. Future cash expenditure requirements have been significantly reduced through major reductions in corporate overhead expenses.

The Company is actively pursuing opportunities to secure additional financing which, if obtained, is expected to be sufficient to develop and market its wireless technology. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company. Failure to secure additional financing will have a material adverse impact on the Company.

RadioNet International, Inc., a wholly owned subsidiary of IDC filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on May 3, 2002. The company's operation has ceased. The company did not hold any significant assets. The Bankruptcy Court closed the case on RadioNet International, Inc. on July 12, 2002 and the Company recorded an extraordinary gain on discharge of indebtedness of approximately $340,000 in Fiscal Nine Months 2003.

The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 5- ACQUISITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services, Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method, and the results of C4 Services have been included in the Company's consolidated results effective December 1, 2002. C4 Services owned the international license for the DataWave technology and 100% or ICS. The Company has not finalized the allocation of the purchase price as of December 31, 2002. An estimation of this allocation was prepared


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 5- ACQUISITIONS (continued)

and included as part of these financial statements. The purchase price has been allocated as follows: $4,028,803 to the DataWave technology license and $171,197 for the shares of ICS. Unaudited pro-forma results have not been presented since the operations of C4 Services began on November 1, 2002 and were not significant.

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share. At December 31, 2002 the investment was accounted for under the equity method of accounting and the Company recorded Goodwill in the amount of $434,400.

Effective January 14, 2003, the Company agreed to purchase 4,023,030 freely tradable shares of DataWave Systems, Inc., a Yukon Canadian public company, which trades on the TSE Venture Exchange with the symbol "DTV" and on the Nasdaq OTCBB with the symbol "DWVSF". Theses shares when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitutes a majority of 50.062% of the issued and outstanding shares of DataWave. The newly acquired shares were purchased in off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the March 31, 2003 financial statements of the Company include the balance sheet of DataWave as of December 31, 2002. The results of operations of DataWave for the period January 14, 2003 through March 31, 2003 will be included in the statement of operations of the Company for the year ended June 30, 2003.

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




                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


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


NOTE 7 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of the Company and its consolidated subsidiaries for the nine months ended March 31, 2003 consist of the following (in thousands):

     Liabilities subject to compromise $ 5,558
     Adjustments to claims              (   19)
     Secured Claims                     (1,345)
     Priority Claims                    (   85)
     General Unsecured Claims           (  134)
                                       -------
     Extraordinary gain on discharge
      of indebtedness                  $ 3,975
                                       =======


NOTE 8 - SHORT-TERM BORROWINGS FROM RELATED PARTY

On May 3, 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carried interest at the rate of 10% per annum and was secured by substantially all of the Company's assets. In connection with this loan, the Company granted to Ansteed warrants to purchase 4,000(post reverse split) shares of the Company's common stock at an exercise price of $95 per share(post reverse split). Such warrants expired on May 3, 2003.

On November 30, 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carried interest at the rate of 10% per annum and was due by March 31, 2002. On March 3, 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. The Outstanding Balance of $857,554 including interest was converted into 428,777 shares of the Company's common stock in January 2003 at a conversion price of $2.00 per share per the Plan of Reorganization.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 8 - SHORT-TERM BORROWINGS FROM RELATED PARTY (continued)

Ansteed and/or its affiliate agreed to fund the Company's working capital requirements post Chapter 11 filing and through 2003. The amount funded as of March 31, 2003 was $818,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share.


NOTE 9 - CONVERTIBLE SHORT-TERM BORROWINGS

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which the Company borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance was secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 8). The Outstanding Balance was converted into 125,000 shares of the Company's common stock in January 2003 at a conversion price of $2.00 per share per the Plan of Reorganization.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.


NOTE 11 - COMMON STOCK

On January 14, 2003, the Company's Board of Directors agreed to exercise its right to convert three non-interest bearing notes in the respective amounts of $857,544, $250,000 and $237,000. These notes had been issued to the three secured creditors in the Company's Chapter 11 Bankruptcy proceedings as of November 12, 2002, into newly issued restricted shares of common stock of the Company. The notes in the amount of $857,554 and $250,000 were each converted at $2 per share, while the note for $237,000 was converted at $10 per share. The transactions have resulted in the issuance of an aggregate additional 577,577 shares of the Company's common stock. All these conversion shares in addition to the statutory restriction imposed under Rule 144 of the Securities Act of 1933, are subject to a contractual restriction or "lock-up" for an additional period of one year after the expiration of the Rule 144 restriction.

Effective December 6, 2002, the Company implemented a 1 for 100 shares reverse stock split of its outstanding stock. The Company's common stock began trading on a post-split basis at the opening of the stock market on December 6, 2002 on the OTC Bulletin Board under the new symbol "ITDD". All references in the consolidated financial statements to common shares, per share amounts, stock options and warrants have been restated to reflect the reverse stock split for all periods presented.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002


NOTE 12 - STOCK OPTIONS

There were no new stock options issued during Fiscal Nine Months 2003. All outstanding stock options to purchase the Company's common stock were adjusted in accordance with their terms to reflect the reverse stock split.


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

During Fiscal Nine Months 2003 the Company did not issue any warrants. Also during Fiscal Nine Months 2003, 16,350 warrants with exercise prices between $7.00 and $1,600.00 per share expired without being exercised. The book value of such expired warrants (approximately $1,937,000) was reclassified from warrants outstanding to additional paid-in capital. All outstanding warrants to purchase the Company's common stock were adjusted in accordance with their terms to reflect the reverse stock split.


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion,
     - Develop commercially viable applications for the ClariCAST(R) technology,
     - Obtain access to engineering resources required to complete development and commercial implementation of potential applications for the ClariCAST(TM) technology,
     - Lease SCA channels from FM radio stations,
     - Select and develop partnerships to help market, sell and distribute the wireless products and services we are attempting to develop,
     - Develop a marketing strategy for the wireless products and services we are attempting to develop,
     - Develop manufacturing and distribution channels for the wireless products and services we are attempting to develop,
     - Manage the progress and costs of additional research and development of the ClariCAST(TM) technology,
     - Manage the risks, restrictions and barriers of conducting business internationally,
     - Reduce future operating losses and negative cash flow,
     - Compete effectively in the markets we choose to enter

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





General Operations
------------------
The current focus of our business is the development and commercialization of ClariCAST(R), our proprietary wireless technology that will support data and information services to a high-speed digital wireless device.


Results of Operations

Three Months Ended March 31, 2003 ("Fiscal 3Q03")
vs. Three Months Ended March 31, 2002 ("Fiscal 3Q02")
--------------------------------------------------------
For Fiscal 3Q03, the Company incurred net loss of $371,000, or $.05 per share, on $69,000 in revenue as compared to net income of $553,000, or $1.44 per share, on no revenue in Fiscal 3Q02. The Company is now generating revenues as a result of the acquisition of the UK company C4 Services Limited.
Excluding extraordinary gain on discharge of indebtedness, the Company incurred a net loss of $1,015,000, or $2.63 per share, on no revenue in Fiscal 3Q02 as compared to a net loss of $371,000 in Fiscal 3Q03.

For Fiscal 3Q03, net loss from continuing operations was $371,000 as compared to a net loss of $1,015,000 in Fiscal 3Q02. The $644,000 reduction in loss from continuing operations was primarily due to the decrease in general and administrative expenses offset by an increase in depreciation and amortization expenses. Since the Chapter 11 proceedings began in April 2002 the Company has significantly reduced its overhead and operated with limited expenses.

General and administrative expenses decreased $668,000, from $846,000 to $178,000 in Fiscal 3Q03. Fiscal 3Q03 included a decrease in salary expense due to a reduction in the work force and the elimination of salaries of three key executives.

Interest expense decreased from $20,000 in Fiscal 3Q02 to $0 in Fiscal 3Q03 due to the conversion of interest bearing loans to common stock as a result of the Plan of Reorganization.


Nine Months Ended March 31, 2003 ("Fiscal Nine Months 2003")
v. Nine Months Ended March 31, 2002 ("Fiscal Nine Months 2002")
----------------------------------------------------------------
For the Fiscal Nine Months 2003, the Company incurred net income of $3,118,000, or $1.00 per share, on $94,000 of revenue as compared to a net loss of $3,054,000, or $8.03 per share, on no revenue for the Fiscal Nine Months 2002. Excluding gain on discharge of indebtedness, the Company incurred a net loss of $857,000, or $0.27 per share, on $94,000 in revenue in Fiscal Nine Months 2003 as compared to a net loss of $4,622,000, or $12.16 per share, on no revenue in Fiscal Nine Months 2002.

The $3,665,000 reduction in loss from continuing operations was primarily due to a decrease in general and administrative expenses of $3,706,000 from $4,209,000 to $503,000. Amounts for Fiscal Nine Months 2002 include accruals of $1,301,000 for certain leases, which were in default and legal proceedings, which have been settled. Beginning in Fiscal Nine Months 2002 the Company was forced to reduce its work force, which resulted in a significant reduction in general and administrative expenses.


Interest expense decreased from $75,000 in Fiscal Nine Months 2002 to $1,000 in Fiscal Nine Months 2003 due to the conversion of interest bearing loans to common stock as a result of the Plan of Reorganization.

During the period from December 1998 to May 2001, the Company was also a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. During the year ended June 30, 2001, the Company divested these business operations, which formed the former business segment, Telephony/Internet Services. During Fiscal Nine Months 2002 the Company recognized an additional $100,000 loss on the disposal of one of those businesses.


Liquidity and Capital Resources
-------------------------------
At March 31, 2003, the Company had a working capital deficit of $1,847,000 (including a cash balance of $1,244,000) as compared to a working capital deficit of $5,711,000 (including a cash balance of $5,000) at June 30, 2002. The working capital increase of $3,864,000 is primarily due to the $3,635,000 in extraordinary gain on discharge of indebtedness as a result of closing Chapter 11 proceedings and an extraordinary gain on discharge of indebtedness of $340,000 associated with the closing of the Chapter 7 proceedings for RadioNet International.

The Company has a Funding Agreement with Ansteed Investment, Ltd. and/or its affiliate, pursuant to which Ansteed and for its affiliate has agreed to provide limited funding to the Company.

The Company has no firm commitments for funding after March 31, 2003. The Company has historically relied principally on equity financing to meet its cash requirements. The Company expects to find the process of raising equity capital extremely difficult. These matters raise substantial doubt about the ability to continue as a going concern. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.








PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

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

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                        Officers Statement Pursuant to the Sarbanes-Oxley Act of 2002

                    (b) Reports on Form 8-K:

                        On January 16, 2003 the Company announced the purchase of 4,027,381 freely tradable shares of DataWave Systems, Inc. in exchange for issuing the selling shareholders an aggregate 402,738 shares of the Company's common stock. Also, the Company announced the conversion of $1,345,544 of debt into 577,577 shares of the Company's common stock.






                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2003



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


Date:  May 20, 2003               /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Executive Officer

Date:  May 20, 2003               /s/ Abraham Carmel
                                  ---------------------------------------
                                  Abraham Carmel, Chief Financial Officer