Form 10-Q/A
period 2003-03-31
INTEGRATED DATA CORP
filed 2003-06-13
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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



                               EXPLANATORY NOTE
                               ----------------

We hereby amend our 10-Q for the period ended March 31, 2003 to include a certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A complete copy of our 10-Q, as amended, is included in this report.


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


NOTE 7 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of the Company and its consolidated subsidiaries for the nine months ended March 31, 2003 consist of the following (in thousands):

     Liabilities subject to compromise $ 5,558
     Adjustments to claims              (   19)
     Secured Claims                     (1,345)
     Priority Claims                    (   85)
     General Unsecured Claims           (  134)
                                       --------
     Extraordinary gain on discharge
      of indebtedness                  $ 3,975
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


NOTE 9 - CONVERTIBLE SHORT-TERM BORROWINGS

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which the Company borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance was secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed(see Note 8). The Outstanding Balance was converted into 125,000 shares of the Company's common stock in January 2003 at a conversion price of $2.00 per share per the Plan of Reorganization.


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


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion,
     - Develop commercially viable applications for the ClariCAST(R) technology,
     - Obtain access to engineering resources required to complete development and commercial implementation of potential applications for the ClariCAST(R) technology,
     - Lease SCA channels from FM radio stations,
     - Select and develop partnerships to help market, sell and distribute the wireless products and services we are attempting to develop,
     - Develop a marketing strategy for the wireless products and services we are attempting to develop,
     - Develop manufacturing and distribution channels for the wireless products and services we are attempting to develop,
     - Manage the progress and costs of additional research and development of the ClariCAST(R) technology,
     - Manage the risks, restrictions and barriers of conducting business internationally,
     - Reduce future operating losses and negative cash flow,
     - Compete effectively in the markets we choose to enter

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

Dated:  May 20, 2003



                              INTEGRATED DATA CORP.
                                  (REGISTRANT)



                                   By:  /s/Abraham Carmel
                                        --------------------
                                        Abraham Carmel
                                        Chief Executive Officer,
                                        President and Acting Chief
                                        Financial Officer







                           SECTION 302 CERTIFICATION

I, Abraham Carmel, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Integrated Data
    Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: 12 June 2003
      ------------

/s/ Abraham Carmel
------------------
[Signature]

Chief Executive Officer & Chief Financial Officer
-------------------------------------------------
[Title]

















































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