Form 10-K
period 2003-06-30
INTEGRATED DATA CORP
filed 2003-10-14
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2003          Commission File No. 33-90344

                             Integrated Data Corp.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)
          DELAWARE                                            23-2498715
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 W. RIDGE PIKE, SUITE C-106
CONSHOHOCKEN, PENNSYLVANIA                                         19428
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

--------------------------------------------------------------------
(Former name or former address, if changed since last report)

Registrant's telephone number, including area code:  (610) 825-6224

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of 30 September 2003 the registrant had 7,685,609 common shares outstanding. The aggregate market value of voting shares held by non-affiliates as of that date was approximately $9,123,660(based on the average closing bid and asked prices of $4.50).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [ ].

                      DOCUMENTS INCORPORATED BY REFERENCE

See Item 14, Exhibits and Reports on Form 8-K


                                    PART I

ITEM 1.  BUSINESS.

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International, Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

History of the Company
----------------------
The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by the Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. This wireless technology allowed for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solution and service providers.

Bankruptcy Proceedings
----------------------
On April 18, 2002, Clariti Telecommunications International, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (Case no. 02-15817(DWS)). The Company's Plan of Reorganization (the "Plan") was approved by the Court on October 23, 2002 and the Plan became effective November 12, 2002. The bankruptcy proceedings concluded with an Order and Final Decree on May 6, 2003. Further information regarding the bankruptcy proceedings can be found in this Form 10-K under
Item 3, Legal Proceedings.

Changes to Management and the Board of Directors
------------------------------------------------
An additional seat was added to the Board of Directors of the Company in January 2003 with the nomination and acceptance of Eduard Will. Mr. Will joined Abraham Carmel, Stuart W. Settle, Esq. and Ian Tromans making up IDC's four-man Board. In August 2003 David C. Bryan was promoted from Executive Vice President to President and Chief Executive Officer of the Company replacing a retiring Mr. Carmel. Coincident with his retirement as an officer of the Company, Mr. Carmel also resigned from the Board of Directors, and Mr. Bryan was elected to fill that position as well. Further information regarding the Company's current and former management and Directors can be found in Part III of this Form 10-K under Items 10 through 13.

Corporate Holdings
------------------
As of June 30, 2003 Integrated Data Corp owns and/or controls the following holdings and interests:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     DataWave Systems Inc.                             50.1%

     DataWave International License                   100%

     IDC Italia Srl                                    60%

     Integrated Communications Services Ltd           100%

     Integrated Data Technologies Ltd                 100%

A description of each of these interests follows.

C3 TECHNOLOGIES INC.
--------------------
From 1997 through 2000 the Company had been engaged in the development of a proprietary technology that utilizes existing FM radio frequencies to provide a low-cost, metropolitan-wide, wireless data broadcasting network. The resulting technology and air interface protocol has been given the name ClariCAST(R), a registered trademark of the Company. C3 Technologies Inc ("C3") was formed in April 2002 to manage all the proprietary ClariCAST(R) intellectual property and assets, including patents, patents pending, trademarks, and copyrights. C3 is a Delaware corporation collocated with IDC in Conshohocken, Pennsylvania and is a wholly-owned subsidiary. ClariCAST(R) applications currently being pursued by C3 include dynamic video advertising, automobile telematics, personal communications information services, public safety, and Homeland Security. In May 2003, C3 began a pilot program using its VideoTopper(TM), a full-motion video, real-time wirelessly controllable advertising display unit for the top of ATM machines. This program consists of Lipman ATM Kiosk machines with C3's VideoTopper, DataWave's Pre-paid MasterCard, prepaid wireless and long distance services. These combination units are currently installed in five McDonald's restaurants, three in the Philadelphia area and two in the New York/Long Island area, as a Pilot Program and predecessor to a region-wide McDonald's ATM test market program.

DATAWAVE SYSTEMS INC.
---------------------
DataWave Systems Inc. ("DataWave") is a profitable, Yukon, Canada corporation, the shares of which trade on Level One of the TSX Venture Exchange, and are also listed for trading in the United States on the Over-the-Counter Bulletin Board (OTCBB). The trading symbols are DTV on the TSX and DWVSF on the OTCBB. As a NASDAQ OTCBB-listed public company, DataWave maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave designs, develops, produces, owns and manages a proprietary, intelligent, automated direct-merchandising network. Its network system is used to distribute prepaid phone cards, primarily under the AT&T brand, in the United States. The network system is scalable and flexible and can be modified to offer other premium prepaid products such as prepaid cellular telecommunications services, prepaid gift and prepaid stored value. In Canada, DataWave wholesales prepaid phone cards to retail establishments. "Phone cards" means both prepaid long distance and cellular time.

The DataWave network system includes free-standing "smart" machines capable of dispensing multiple prepaid products and services, and over-the-counter "swipe" units for point-of-sale prepaid retailing, both of which are connected to DataWave's proprietary server and database software through a wireless and/or land line wide area network. As of March 31, 2003, the DataWave network system included 1,019 free-standing machines and 303 over-the-counter units. The network system has been designed to work both with the telephone switches of other parties as well as switches operated by DataWave. In the United States, DataWave has elected to operate solely with other parties' switches, such as those of AT&T and other long distance carriers.

In Canada, until this past year, DataWave had followed the traditional business model of selling in bulk preactivated or "live" prepaid phone cards to retail establishments. This model is now changing with the introduction of point-of-sale activation ("POSA") technology into the retail environment. This gives DataWave the ability to authorize or recharge prepaid cards at cash registers as well as through standalone terminals. As of September 30, 2003, over 1,600 DataWave POSA terminals were installed in Canada.

The predominant channels of distribution for prepaid phone cards are through retail establishments and traditional vending machines, most of which sell "live" prepaid phone cards purchased in bulk. "Live" prepaid phone cards are preactivated with telephone time prior to sale to the retailer or placement in a machine. In contrast, the DataWave network system in the United States and Canada distributes non-activated prepaid phone cards which are authorized only upon purchase by the consumer. Because the cards are not preauthorized, certain costs incurred by distributors of "live" prepaid phone cards, such as paying for long distance telephone time prior to sale to consumers, losses due to theft and other costs associated with the management of inventory, are avoided. The DataWave network system also features:

     (i) real-time remote monitoring of free-standing machines and over-the-counter units, including cash balances, card inventory and machine functioning;

     (ii) remote adjustable pricing of prepaid products and services at each free-standing machine location;

     (iii) consumer convenience by permitting purchases of customer selected dollar amounts of long distance or cellular time, by cash or credit card, and providing detailed receipts and multilingual instructions; and

     (iv) scalability, enabling the Company to increase the number of free-standing machines and over-the-counter units with limited hardware and software upgrades and to offer multiple future prepaid products and services at existing and future locations.

POSA products and services currently being offered by DataWave include:

  - Prepaid long distance cards, mostly with AT&T in the USA, Canada, and Mexico, but also with Canquest and Group of Goldline in Canada.

  - Prepaid cellular with the four major Canadian carriers: Telus Mobility; Rogers AT&T Wireless; Bell; and Fido.

  - The Prepaid debit card Interac in Canada, powered by NextWave Card Corporation, a 50/50 JV with National Money Mart Corporation of
Victoria,
     BC with about 300 check cashing stores and one million registered customers in Canada. This program will begin its national rollout in October 2003.

  - Prepaid MasterCards, issued by ABN AMRO Bank subsidiary Standard Federal Bank as an Independence One card in the USA available at a limited number of McDonald's restaurants under an initial pilot program.

In total, DataWave prepaid products are being distributed through more than 8,000 locations in Canada, the United States, and Mexico. DataWave has approximately 90 employees working in three offices in Vancouver, BC, Toronto, Ontario, and Wayne, NJ.

DATAWAVE INTERNATIONAL LICENSE
------------------------------
Excluding the Americas, IDC owns 100% of the exclusive worldwide rights to own, operate, and license any and all DataWave technologies. This current license is valid until 2010 and can be extended for an additional 10 years to 2020. The DataWave joint venture with National Money Mart in Canada, NextWave Card Corporation, has obtained from IDC a non-exclusive license to begin distribution of prepaid debit, cash, and telecom cards in the UK, through its 487 Money Shop stores, and in Australia. IDC's marketing strategy for the DataWave International License is to find similar relationships with established partners in other regions of the world.

IDC ITALIA Srl
--------------
IDC Italia Srl is an Italian Joint Venture company 60% owned by IDC, and 40% owned by Pasubio SpA. IDC Italia has a contract with Centro di Produzione SpA (also known as "Radio Radicale") to use the FM subcarrier (SCA) channels of its approximately 200 FM radio stations essentially covering all of Italy. With these stations, IDC Italia has the capability of setting up an Italian national ClariCAST(R) network and offering all the services and applications currently owned or being developed by C3 Technologies. In addition, IDC plans to offer DataWave prepaid POSA services in Italy through IDC Italia.

INTEGRATED COMMUNICATIONS SERVICES LTD.
---------------------------------------
Integrated Communications Services Ltd ("ICS") is a London-based, wholly-owned subsidiary of Integrated Data Corp. ICS has its offices in Ladbroke Grove in West London and its telecommunications infrastructure in the City of London. ICS manages and operates Public Switching and Network assets worth more than $2 million. The ICS website can be found at www.ics.uk.com; however, information contained on the ICS website is not part of this report.

ICS's current operation is positioned as a Facilities Manager for a small number of blue chip customers generating modest revenues, but with very high gross margins. Its business proposition to customers is unique in the U.K. market -- multiple services, single customer connection, one bill. In the future, ICS's plan and commitment is to become one of the first Integrated Communications Providers (ICP) delivering Voice; Data; un-metered, permanently-on Internet access; and Audio-Visual Streaming Services across broadband local loop connections to Small and Medium-Sized Enterprises in the United Kingdom.

INTEGRATED DATA TECHNOLOGIES LTD.
---------------------------------
Integrated Data Technologies Ltd ("IDT") is a limited liability corporation registered in the United Kingdom, and is owned 100% by Integrated Data Corp. The company has its offices in London, England. Although currently a non-operating company, IDT owns rights to the technologies of DataWave Systems Inc and C3 Technologies Inc for the United Kingdom and the Republic of Ireland as described below.

DataWave Systems Technology License -- IDT owns the exclusive rights to own, operate, and license any and all of DataWave Systems Inc technologies in the United Kingdom and the Republic of Ireland, these rights having been assigned to IDT by Integrated Data Corp. This current license runs concurrent with the term of Integrated Data Corp's exclusive international (other than the Americas) license, and is valid until 2010 and can be extended for an additional 10 years to 2020. A DataWave Systems Inc joint venture with National Money Mart in Canada, called NextWave Card Corporation, has obtained from Integrated Data Corp a non-exclusive license (with the approval of IDT) to begin distribution of prepaid debit, cash, and telecom cards in the United Kingdom.

C3 Technologies Technology License -- IDT owns the exclusive rights to own, operate, and license any and all of C3 Technologies Inc technologies in the United Kingdom and the Republic of Ireland. This license has been granted to run concurrent with the term of IDT's license for the DataWave technologies in that it is valid until 2010, and can be extended for an additional 10 years to 2020.

Corporate Growth & Strategy
---------------------------
As a technology holding company, IDC is continually looking for acquisitions in the information technology, networking & communications, prepaid services, and telecommunications business arenas to strengthen its portfolio of companies. The Company's objective is to build a global technology and communications group while remaining profitable and providing significant shareholder value and returns on monies invested. There can be no assurance that the Company will be able to raise enough capital to carry out its acquisition plans.

IDC also intends to further develop and integrate its proprietary technologies and continue to roll-out the products and applications that it owns via its various subsidiaries and interests. New product development and integration efforts are subject to all of the risks inherent in the development and integration of new technology, products and systems, including unanticipated delays, expenses, market acceptance, and technical problems. There can be no assurance as to when, or whether, any applications of the Company's proprietary technologies will be successfully completed. No assurance can be given that products or services can be developed within a reasonable development schedule, if at all, or that they can be produced or provided at a reasonable cost. There can be no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all.

Competition
-----------
The prepaid phone card market is highly competitive and is served by numerous international, national and local firms. In the United States, DataWave competes with major long-distance providers, including but not limited to Qwest, Verizon, MCI and Sprint, as well as with other prepaid phone card distributors, including but not limited to IDT Corporation. DataWave also competes with AT&T in certain locations where AT&T offers prepaid phone cards directly or through other distributors. In Canada, DataWave competes with long-distance providers, as with other prepaid phone card distributors, including but not limited to TCI and Phone Time. In addition in both Canada and the United States, as the use of cellular phones and phone charge cards increases, competition from providers of these products also increases. Many of these competitors have significantly greater financial, technical and marketing resources, and much larger distribution networks, and generate greater revenues and have greater name recognition than DataWave or IDC. These competitors may be able to institute and sustain price wars, or imitate the features of DataWave's network system products, resulting in a reduction of share of the market and reduced price levels and profit margins. In addition, there are relatively low barriers to entry into the prepaid phone card market resulting in additional competition from new entrants. DataWave also competes with prepaid phone card distributors which own and operate switch and transmission platforms. Such distributors may provide long distance services at lower cost, and offer additional bundled features not available from DataWave such as voicemail and facsimile services. The ability to compete also depends in part on a number of competitive factors outside the Company's and DataWave's control, including the reliability of competitors' products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors' responsiveness to customer needs. There can be no assurance that the Company or DataWave will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect the Company's business, financial condition and results of operations.

The Company expects its wireless datacasting products and services from C3 Technologies to compete with those of numerous well-established companies that design, manufacture and/or market wireless communications systems and devices, including paging and cellular services. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Most of these competitors also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for wireless communications systems and devices.

Intellectual Property
---------------------
The company seeks to protect its intellectual property through patent, copyright, trade secret and trademark law, and through contractual restrictions such as confidentiality agreements. In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July of 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan. In April 2000, the U.S. Patent and Trademark Office issued to the Company a patent, which was originally filed in March 1999, on the overall design of its Wireless Voicemail Player, the Voca(TM). The Company's current patents expire between 2014 and 2016. ClariCAST(R), the name given to the proprietary technology dealing with FM subcarrier data broadcasting, is a registered trademark of the Company.

There can be no assurance that such patents, trademarks, or other intellectual property protection will not be circumvented and/or invalidated by competitors of the Company. Further, the enforcement of patent and other intellectual property rights often requires the institution of litigation against infringers, which litigation is often costly and time consuming. There can be no assurance that the Company will be able to adequately protect its technology from competitors in the future.

Employees
---------
As of June 30, 2003, the Company had two full-time employees working at its Conshohocken, Pennsylvania headquarters. Neither of the employees belong to a labor union. The Company uses the services of consultants in the development of its software and hardware.

Available Information
---------------------
IDC's Web site is located at http://www.IntegratedDataCorp.com. IDC makes available free of charge, on or through its Web site, its annual, quarterly, and current reports, and any amendments to those reports, as soon as reasonably practical after electronically filing such reports with the U.S. Securities and Exchange Commission ("SEC"). Information contained on IDC's Web site is not part of this report or any other report filed with the SEC


ITEM 2.  PROPERTIES.

The Company's headquarters are located at 625 W. Ridge Pike, Suite C-106, Conshohocken, Pennsylvania 19428, where it leases approximately 4,000 square feet of general office space. The lease agreement covering this property runs through August 2005. C3 Technologies is collocated in this same space.

The other wholly-owned subsidiaries, Integrated Communications Services and Integrated Data Technologies, are both based in London, England and own no real property.


ITEM 3.  LEGAL PROCEEDINGS.

The Company knows of no material, active, or pending legal proceedings against IDC, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company's directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company's interest.

Completion of Bankruptcy Proceedings
------------------------------------
On April 18, 2002, Clariti Telecommunications International Ltd ("Clariti") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court") for the Eastern District of Pennsylvania (Case number 02-15817(DWS)). The Company's Plan of Reorganization (the "Plan") was approved by the Court on October 23, 2002 and the Plan became effective November 12, 2002. Disbursements to all creditors were made in accordance with the Plan in

November 2002. The Notice of Motion, Response Deadline and Hearing Date was filed in March 2003, and no objections were received in response, subsequently the case was closed with the Order and Final Decree dated May 6, 2003.

Funding to execute the Plan of Reorganization came via a Funding Agreement the Company negotiated with Integrated Technologies & Systems Ltd., a greater than 5% shareholder, and/or affiliates. Per the terms of this Funding Agreement, all advances are 0% interest, unsecured loans convertible, at the discretion of the Company, to common stock at $2.00 per share.

Also in accordance to the Plan of Reorganization all existing shares of Clariti common stock were cancelled and pre-petition shareholders received one share of stock in the reorganized Company, renamed Integrated Data Corp on November 20, 2002, for every 100 shares of pre-petition stock held. All existing holders of Company stock options were converted at the same rate with the price of the option prorated to the cost of the new shares.

Secured creditors, of which there were four, received unsecured, interest free, convertible promissory notes ("Notes") with a principal amount equal to their respective secured claims. At the sole option of the Company, the Notes were convertible into post-reorganization common shares at conversion prices ranging form $2.00 to $10.00 per share. The Notes were to mature on December 31, 2005; however all Notes have now been converted to 902,577 shares of Company common stock.

Clariti Wireless Messaging, Inc. and RadioNet International, Inc., both wholly-owned subsidiaries of Clariti Telecommunications International Ltd, each filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania on October 24, 2001 and May 3, 2002, respectively. Both companies' operations have ceased. Neither company held significant assets. The Bankruptcy Court closed the case on Clariti Wireless Messaging, Inc. in Fiscal 2002 and closed the case on RadioNet International, Inc. on July 12, 2002.

McAndrews
---------
On or about September 28, 2000, Michael P. McAndrews filed a Demand for Arbitration with the American Arbitration Association against the Company and Clariti Wireless Messaging concerning obligations arising under Mr. McAndrews' Employment Agreement. Mr. McAndrews alleged that the Company had guaranteed and assumed the obligation due Mr. McAndrews pursuant to an Assignment and Guaranty Agreement. Mr. McAndrews claimed that as a result of a material change in his duties, he resigned from employment for "good reason" (as defined in the Employment Agreement), therefore entitling him to a severance package in an amount in excess of $294,000. Additionally, Mr. McAndrews requested reasonable attorney fees and other costs and fees, together with interest thereon. Clariti Wireless Messaging and the Company disputed Mr. McAndrews' allegations, asserting that Mr. McAndrews was not entitled to any payments and/or damages under the Employment Agreement. The Arbitrators held a hearing on June 14 and 15, 2001 regarding the matter. On

October 18, 2001, the Arbitrators ruled that the Company and Clariti Wireless Messaging are jointly and severally liable to pay Mr. McAndrews $290,500 plus reasonable attorney's fees and costs. On December 17, 2001, the Arbitrators awarded Mr. McAndrews $83,219 for attorney's fees and costs, bringing the total award for Mr. McAndrews to $401,000, including accrued interest. This award amount was included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings and under the terms of the Company's Plan of Reorganization, the judgment was satisfied with a payment of $20,482.22.

M&T Bank
--------
On June 12, 2001, M&T Bank filed an action against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. M&T Bank was seeking to hold Clariti responsible under the terms of a guaranty agreement pursuant to which Clariti allegedly guaranteed certain obligations of its former subsidiary, Clariti Telecom, Inc. The judgment for the amount owed was for $92,000 which was included as a general unsecured claim in the Company's Chapter 11 bankruptcy proceedings. Under the terms of the Company's Plan of Reorganization, M&T Bank received $4,606.62 in satisfaction of the amount owed.

Nine Penn Center Associates
---------------------------
On October 17, 2001, Nine Penn Center Associates filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. Nine Penn Center Associates was the landlord and owner of real property known as the Mellon Bank Center, 1735 Market Street, Philadelphia, PA 19103, a former address of the Company's headquarters. Nine Penn Center Associates is seeking damages associated with the remainder of a lease agreement. On April 2, 2002, the Court entered a judgment by default in favor of Nine Penn Center Associates in the amount of $1,203,493; however, this amount was disputed by the Company through the Bankruptcy Court. The judgment was subsequently lowered to $258,266.45, and, as an unsecured creditor, Nine Penn Center Associates received $12,931.92 in satisfaction of the judgment.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 2003.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "ITDD".

Market Information
------------------
The following table sets forth the high and low bid prices per share of Common Stock as quoted by National Quotation Bureau, Inc. The following table presents data for the years ended June 30, 2003 and 2002. All amounts have been retroactively adjusted to reflect the Reverse Stock Splits.

Year Ended June 30, 2003
------------------------                  High Bid         Low Bid
                                          --------         -------
Quarter ended:
  September 30, 2002                       $  1.50         $  0.30
  December 31, 2002                        $  5.50         $  0.67
  March 31, 2003                           $  5.50         $  2.50
  June 30, 2003                            $  6.00         $  2.10


Year Ended June 30, 2002
------------------------                  High Bid         Low Bid
                                          --------         -------
Quarter ended:
  September 30, 2001                       $ 18.00         $  4.00
  December 31, 2001                        $  7.60         $  0.80
  March 31, 2002                           $  2.70         $  0.40
  June 30, 2002                            $  0.50         $  0.30

The above prices presented are bid prices, which represent prices between broker dealers and do not include retail mark-ups, mark-downs or commissions to the dealer. The prices also may not necessarily reflect actual transactions. On September 30, 2003 the closing price for the Company's common stock was $4.00 per share.

Holders
-------
As of September 30, 2003 the Company had 131 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

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

None.


ITEM 6.  SELECTED FINANCIAL DATA.

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

                         Fiscal     Fiscal     Fiscal     Fiscal     Fiscal
                          2003       2002       2001       2000       1999
                        --------   --------   --------   --------   --------
                        (dollars in thousands, except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                 $  4,017   $      -   $      -   $      -   $      -
                        --------   --------   --------   --------   --------
Gross profit            $  1,512   $      -   $      -   $      -   $      -
Operating expenses        (2,638)    (5,033)   (15,605)   (16,794)    (9,374)
Other income (expense)         7        (81)       350        430        396
                        --------   --------   --------   --------   --------
Net loss from continuing
 operations               (1,119)    (5,114)   (15,255)   (16,364)    (8,978)
Discontinued operations:
 Income (loss) from dis-
  continued operations         -          -     (6,519)    12,254   (211,434)
 Gain (loss) on disposal       -       (100)       193       (762)         -
                        --------   --------   --------   --------   --------

Net loss before
 extraordinary gain     $ (1,119)  $ (5,214)  $(21,581)  $ (4,872) $(220,412)

Extraordinary gain on dis-
 charge of indebtedness    3,975      1,568          -          -          -
                        --------   --------   --------   --------   --------
Net Income (Loss)       $  2,856   $ (3,646)  $(21,581)  $ (4,872) $(220,412)
                        ========   ========   ========   ========   ========

PER SHARE DATA, BASIC AND DILUTED
---------------------------------
Net loss from continuing
 operations             $  (0.26)  $ (13.42)  $ (42.73)  $ (48.70)  $ (48.27)
 Income (loss) from dis-
  continued operations         -          -     (18.26)     36.47  (1,136.74)
 Gain (loss) on disposal       -    (  0.26)      0.54      (2.27)         -
                        --------   --------   --------   --------   --------
Net loss before
 extraordinary gain     $  (0.26)  $ (13.68)  $ (60.45)  $ (14.50) (1,185.01)

Extraordinary gain on dis-
 charge of indebtedness     0.93       4.11          -          -          -
                        --------   --------   --------   --------   --------
Net income (loss)       $   0.67   $  (9.57)  $ (60.45)  $ (14.50) (1,185.01)
                        ========   ========   ========   ========   ========

Cash dividends              None       None       None       None       None
                        ========   ========   ========   ========   ========

                         As of      As of       As of      As of     As of
                        June 30,   June 30,    June 30,   July 31,  July 31,
                          2003       2002        2001       2000     1999
                        --------   --------   --------   --------   --------
BALANCE SHEET DATA
------------------
Total assets            $ 13,456   $    526   $  1,298   $ 22,627   $ 19,930
Long-term obligations   $      -   $      -   $      -   $      -   $      -
Stockholders' equity
 (deficit)              $  6,040   $ (5,210)  $ (1,992)  $ 21,859   $(19,660)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     - Obtain financing for operations and expansion
     - Manage the transition from our former board of directors and management team to the new board of directors and management team

     - Develop commercially viable applications for the ClariCAST(R) technology
     - Obtain access to engineering resources required to complete development and commercial implementation of potential applications for the ClariCAST(R) technology
     - Lease SCA channels from FM radio stations
     - Select and develop partnerships to help market, sell and distribute the wireless products and services we are attempting to develop
     - Develop a marketing strategy for the wireless products and services we are attempting to develop
     - Develop manufacturing and distribution channels for the wireless products and services we are attempting to develop
     - Manage the progress and costs of additional research and development of the ClariCAST(R) technology
     - Manage the risks, restrictions and barriers of conducting business internationally
     - Reduce future operating losses and negative cash flow
     - Compete effectively in the markets we choose to enter

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

RISK FACTORS
------------

- We Need to Obtain Financing in Order to Continue Our Operations

Our inability to secure financing to fund our obligations is the reason we entered Chapter 11 bankruptcy proceedings. Since then Integrated
Technologies & Systems Ltd ("ITS", a greater than 5% shareholder) and/or affiliates have advanced (in the form of a zero-interest loan) approximately $1,000,000 to meet our operating requirements.

We require both short-term financing for operations and longer-term capital to fund our expected growth. We have no existing bank lines of credit and have not yet established any sources for additional financing; however, ITS has committed to funding operational expenses through the end of Fiscal 2004. Our ability to grow will be dependent upon our ability to raise longer-term capital or otherwise finance our plans; however, additional financing may not be available to us, or if available, may not be available upon terms and conditions acceptable to us. Inability to raise sufficient funds for future growth will have an adverse impact on our business.

- Several Factors About Our Common Stock Make It Difficult For Us to Obtain Equity Financing

The implementation of a 100:1 reverse stock split substantially reduced the number of shares outstanding and in the public float. There can be no assurance that this reverse stock split will have the desired effect of raising our common stock price to such a level that attracts third party investors.

Our common stock is currently traded on the OTC Bulletin Board and, as such, it is relatively illiquid.

Our Board of Directors has the authority to issue up to two million shares of a new series of preferred stock and to determine the price, privileges and other terms of such shares. The Board may exercise this authority without the approval of the stockholders. The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire control of the Company.

- We Have a Limited Operating History Upon Which to Base an Evaluation of Our Performance

We were formed in February 1988 as the successor to a music and recording studio business. In 1995, we were introduced to the concept of using FM radio frequencies to transmit digital information, which we have now developed into our ClariCAST(R) technology. As an early stage company in the rapidly evolving wireless technology industry, we face numerous risks and uncertainties. In addition, we have had only a limited operating history upon which investors may base an evaluation of our performance.

- We Have Substantially Changed Our Board of Directors and Management

During Fiscal 2002, all but one member of our Board of Directors resigned and all of our executive officers resigned as well. We added three new members to our Board of Directors, none of which have significant experience in wireless telecommunications. In addition, we are currently using third party consultants to perform required financial functions.

- We Have Eliminated Substantially All of Our Engineering Staff

Our financial difficulties forced us to terminate nearly all of our engineering research and development personnel during Fiscal 2002. We now have only two experienced engineers on staff who are working on the development of applications for our ClariCAST(R) technology. To execute our plans, we will have to hire additional engineering staff and/or obtain engineering support from third parties interested in working with us to develop one or more applications of our ClariCAST(R) technology. There can be no assurance that we will be able to internally fund additional engineering staff or that we will be able to develop relationships with third parties that will provide engineering assistance to us.

- We Have a History of Losses and Losses May Occur in the Future

Since our inception, we have incurred significant losses from continuing operations of $1,119,000, $5,114,000 and $15,255,000 for Fiscal 2003, Fiscal
2002 and Fiscal 2001, respectively. In order to achieve profitability in the future, we will need to generate significant revenue. We cannot assure generating sufficient revenue to achieve profitability, nor can we assure achieving, or if achieved, maintaining profitability.

- We Are in Competition With Companies That Are Larger, More Established and Better Capitalized Than We Are

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

- Successful Development of Our ClariCAST(TM) Technology Is Largely Dependent Upon the Two Remaining Engineering Staff Members

Our two remaining engineering staff members are the only employees we have with the knowledge and skill to develop potential applications for our ClariCAST(R) technology. The loss of one or more of these individuals could have a material adverse effect on us.

In the longer term, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for highly trained technical personnel is intense. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

- Rapid Technological Change Makes Our Success Unpredictable

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

- Operating Internationally May Expose Us to Additional and Unpredictable
  Risks

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

Specific Risks Associated with Our Wireless Technology
------------------------------------------------------

- Consumers May Not Accept Applications of Our ClariCAST(R) Technology We Choose to Develop

The acceptance of any application or our ClariCAST(R) Technology is a key element to our success and profitability. As with all new products, there is a risk that potential customers may not accept our product. Other companies may develop products in response to technological changes that make our system noncompetitive, especially if the development, introduction and marketing of our product is delayed.

- We Are Subject to Uncertain Government Regulation Over Use of FM-SCA
  Channels

Our ClariCAST(R) technology utilizes FM-SCA channels available on nearly all FM radio stations worldwide. In the United States, the FCC considers FM-SCA channels to be part of the total FM frequency allocated to a radio station and therefore regulates only the FM licensee, and does not require a separate license for the contractual use of FM-SCA channels. There can be no assurance that Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies will not in the future require us to obtain a license to operate our business or impose other requirements on radio stations that may limit our ability to operate. Regulators in most of the foreign markets may take a similar position in their countries to that of the FCC regarding the licensing and regulation of FM-SCA channels. There can be no assurance that foreign regulatory agencies will allow us access to their FM-SCA channels.

- We May Be Dependent Upon Third Parties To Provide FM-SCA Channels in Areas in Which We Intend to Operate Our Wireless Services

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

- We Have Limited Protection of Proprietary Rights and Technology

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

- Unauthorized Use of Our Intellectual Property and Trade Secrets May Affect Our Market Share and Profitability

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

- We Face Risks of Infringement Claims

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

General Operations
------------------
The Company is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. Its subsidiaries offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 the Company successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities. Further description of the operations is included above under
Item 1, Business.

Results of Operations
---------------------
On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. a Yukon Canadian public company, which trades on the TSE Venture Exchange with the symbol "DTV" and on the NASDAQ OTCBB with the symbol "DWVSF" for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share. Also, effective January 14, 2003, the Company agreed to purchase 4,023,030 freely tradable shares of DataWave Systems, Inc. These shares when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitutes a majority of 50.062% of the issued and outstanding shares of DataWave. The newly acquired shares were purchased in off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the June 30, 2003 financial statements of the Company include the balance sheet of DataWave as of March 31, 2003. The results of operations of DataWave for the period effective January 1, 2003 through March 31, 2003 are included in the statement of operations of the Company for the year ended June 30, 2003.

Year Ended June 30, 2003 (Fiscal 2003)
vs. Year Ended June 30, 2002 (Fiscal 2002)
------------------------------------------
For Fiscal 2003, the Company incurred net income of $2,856,000 or $0.67 per share on $4,017,000 of revenue (principally from DataWave) compared to a net loss of $3,646,000 or $(9.57) per share on no revenue for Fiscal 2002. Net loss from continuing operations was $1,119,000 or $(0.26) per share in Fiscal 2003 compared to a net loss from continuing operations of $5,114,000 or $(13.42) per share for Fiscal 2002. The $3,995,000 reduction in loss from continuing operations was primarily due to a decrease in general and administrative expenses of approximately $3,283,000. The Company was forced to substantially reduce its overhead due to the lack of capital in Fiscal 2003.

Marketing expenses increased from $0 in Fiscal 2002 to $384,000 in Fiscal 2003. All of the $384,000 in marketing expenses were incurred by DataWave Systems, Inc. for advertising expenses related to its consumer long distance business. Research and development expenses increased from $0 in Fiscal 2002 to $254,000 in Fiscal 2003 due to product development costs associated with DataWave Systems, Inc.

General and administrative expenses were $1,360,000 in Fiscal 2003 as compared to $4,713,000 in Fiscal, 2002, a decrease of $3,353,000. This decrease was a result of the reduction in overhead expenses and consolidating offices due to the need to operate the business with minimum expenses during the Chapter 11 proceedings in Fiscal 2003.

In Fiscal 2002, the Company filed for Chapter 7 voluntary liquidation for one of its wireless subsidiaries. The liquidation proceedings subsequently discharged all of their liabilities, and as a result the Company recognized a gain of $1,568,000 on the discharge of such indebtedness in Fiscal 2002. In Fiscal 2003, the Company filed for Chapter 7 voluntary liquidation for another one of its wireless subsidiaries. The liquidation proceedings subsequently discharged all of their liabilities, and as a result the Company recognized a gain of $340,000 on the discharge of such indebtedness in Fiscal 2003. In Fiscal 2002, the Company filed for Chapter 11 bankruptcy. The Chapter 11 bankruptcy proceedings resulted in the Company recognizing an additional extraordinary gain of $3,635,000 on the discharge of indebtedness in Fiscal 2003.

Year Ended June 30, 2002 (Fiscal 2002)
vs. Year Ended June 30, 2001 (Fiscal 2001)
------------------------------------------
For Fiscal 2002, the Company incurred a net loss of $3,646,000 or $(9.57) per share on no revenue compared to a net loss of $21,581,000 or $(60.45) per share on no revenue for Fiscal 2001. Net loss from continuing operations was $5,114,000 $(13.42) per share in Fiscal 2002 compared to a net loss from continuing operations of $15,255,000 $(42.73) per share for Fiscal 2001. The $10,141,000 reduction in loss from continuing operations was primarily due to a decrease in marketing, research and development, depreciation and amortization, and general and administrative expenses of approximately $10,572,000. The Company was forced to substantially reduce its overhead due to the lack of capital in Fiscal 2002.

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

Marketing expenses decreased from $1,044,000 in Fiscal 2001 to $0 in Fiscal 2002 as the Company was forced to relinquish marketing efforts due to the severe cash shortage in Fiscal 2002. Research and development expenses decreased by $4,711,000 from Fiscal 2001 to $0 in Fiscal 2002 primarily due to the severe cash shortage in Fiscal 2002 as mentioned above. The Company was unable to advance the projects on the Wireless Voicemail System and additional applications of our ClariCAST(R) technology.

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

Liquidity and Capital Resources
-------------------------------
At June 30, 2003, the Company had a working capital deficit of $712,000 (including a cash balance of $2,143,000) as compared to a working capital deficit of $5,711,000 (including a cash balance of $5,000) at June 30, 2002. The working capital increase of $4,999,000 is primarily due to the $3,975,000 in extraordinary gain on discharge of indebtedness as a result of closing of the Company's Chapter 11 proceedings and closing of its wireless subsidiary, RadioNet's, Chapter 7 liquidation. The increase in cash is primarily due the $1,242,000 of cash from acquiring DataWave Systems, Inc.

Integrated Technologies & Systems Ltd ("ITS") and/or its affiliates have agreed to provide funding to the Company for its working capital requirements through the end of Fiscal 2004. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees and general and administrative expenses. This funding is under a convertible, non-interest bearing, unsecured promissory note(s) issued to ITS and/or its affiliates. Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES
----------------------------
In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Revenue and Cost Recognition
----------------------------
The Company's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of DataWave or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and DataWave has no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the two years ended June 30, 2003 and 2002, no such impairment losses were identified.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In August 2001, FASB Statement 142, "Goodwill and Other Intangible Assets" was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. The adoption of this standard in Fiscal 2003 did not result in any significant impact on results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard in Fiscal 2003 did not result in any significant impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002, but early adoption is permitted. The Company has determined that the application of SFAS 143 did not have a material affect on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the financial statements for Fiscal 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45; however, it does not expect that the adoption of such provisions will have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 148 for the 2003 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement is not expected to impact the Company's financial statements for Fiscal 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and

Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                             INTEGRATED DATA CORP.


                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE(S)
                                                                 ------------

     A.   Independent Auditor's Report................................F-1

     B.   Consolidated Balance Sheets at June 30, 2003 and 2002.......F-2

     C.   Consolidated Statements of Operations for the
            years ended June 30, 2003, 2002 and 2001..............F-3 to F-4

     D.   Consolidated Statement of Stockholders' Equity
            for the years ended June 30, 2003, 2002 and 2001......F-5 to F-8

     G.   Consolidated Statements of Cash Flows for the
            years ended June 30, 2003, 2002 and 2001..............F-9 to F-10

     H.   Notes to Consolidated Financial Statements.............F-11 to F-32

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Integrated Data Corp.
Conshohocken, Pennsylvania

We have audited the accompanying consolidated balance sheets of Integrated Data Corp. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Data Corp. and subsidiaries as of June 30, 2003 and 2002, and the results of their consolidated operations and cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.


                                       /s/ COGEN SKLAR LLP
                                       -------------------
                                       COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
October 3, 2003


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 and 2002
                             (Dollars in Thousands)

                                                   June 30         June 30
                                                     2003            2002
                      ASSETS                      ---------       ---------
CURRENT ASSETS
  Cash and equivalents                            $   2,143       $       5
  Accounts receivable, net of allowance of $55        2,038               -
  Inventory                                           1,225              20
  Prepaid expenses and other current assets             487               -
                                                  ---------       ---------
                                                      5,893              25

PROPERTY AND EQUIPMENT, NET                           1,730             418
INTANGIBLE ASSETS, NET
  Amortizable                                         4,330              75
  Goodwill                                            1,464               -
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES                 8               8
OTHER ASSETS                                             54               -
                                                  ---------       ---------
TOTAL ASSETS                                      $  13,479       $     526
                                                  =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $   6,141       $      23
  Short-term borrowings from related party              318               -
  Deferred revenue                                      146               -
  Post-petition financing                                 -             156
  Liabilities subject to compromise                       -           5,557
                                                  ---------       ---------
                                                      6,605           5,736
                                                  ---------       ---------
MINORITY INTEREST                                       811               -
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
COMMON STOCK
  $.001 par value; authorized 300,000,000 shares;
  issued and outstanding, 7,685,609 shares at
  June 30, 2003 and 385,829 shares at June 30, 2002       8               -
WARRANTS OUTSTANDING, NET                             1,613           5,047
ADDITIONAL PAID-IN-CAPITAL                          283,727         271,907
ACCUMULATED DEFICIT                                (279,308)       (282,164)
ACCUMULATED OTHER COMPREHENSIVE INCOME                   23               -
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  6,063          (5,210)
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $  13,479       $     526
                                                  =========       =========
The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                 (Dollars Thousands, Except Per Share Amounts)


                                         Fiscal       Fiscal         Fiscal
                                          2003         2002           2001
                                       ---------     ---------     ---------
REVENUE                                $   4,017     $       -     $       -
COST OF REVENUE                            2,505             -             -
                                       ---------     ---------     ---------
GROSS PROFIT                               1,512             -             -

Marketing expenses                           384             -         1,044
Research and development expenses            254             -         4,711
Depreciation and amortization expenses       613           320           379
General and administrative expenses        1,360         4,713         9,471
Income from unconsolidated
  subsidiary                                  (8)            -             -
                                       ---------     ---------     ---------
LOSS FROM OPERATIONS                      (1,091)       (5,033)       (5,605)
                                       ---------     ---------     ---------
OTHER INCOME (EXPENSE)
 Interest income                               8             -           363
 Interest expense                             (1)          (81)          (13)
 Minority interest                           (35)            -             -
                                       ---------     ---------     ---------
                                             (28)          (81)          350
                                       ---------     ---------     ---------

NET LOSS FROM CONTINUING OPERATIONS       (1,119)       (5,114)      (15,255)

DISCONTINUED OPERATIONS
 Net loss from operations                      -             -        (6,519)
 Gain (loss) on disposal                       -          (100)          193
                                       ---------     ---------     ---------
NET LOSS BEFORE EXTRAORDINARY
 GAIN                                     (1,119)       (5,214)      (21,581)

EXTRAORDINARY GAIN ON DISCHARGE
 OF INDEBTEDNESS                           3,975         1,568             -
                                       ---------     ---------     ---------
NET INCOME (LOSS)                      $   2,856     $  (3,646)    $ (21,581)
                                       =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
           (Dollars and Shares in Thousands, Except Per Share Amounts)


                                         Fiscal       Fiscal         Fiscal
                                          2003         2002           2001
                                       ---------     ---------     ---------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               4,262           381           357

BASIC AND DILUTED INCOME (LOSS)
 PER COMMON SHARE
  Net loss from continuing operations  $   (0.26)    $  (13.42)    $  (42.73)
  Discontinued operations:
   Net loss from operations                    -             -        (18.26)
   Gain (loss) on disposal                     -         (0.26)         0.54
                                       ---------     ---------     ---------
  Net loss before extraordinary
   gain                                    (0.26)       (13.68)       (60.45)

  Extraordinary gain on discharge
   of indebtedness                          0.93          4.11             -
                                       ---------     ---------     ---------
  Net income (loss)                    $    0.67     $   (9.57)    $  (60.45)
                                       =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                       (Dollars and Shares in Thousands)



                            COMMON STOCK     COMMON
                           ---------------    STOCK
                           NUMBER            WARRANTS    ADD'L.
                             OF              OUTSTAN-   PAID-IN   ACCUMULATED
                           SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                           ------   ------  ---------  ---------  -----------

 BALANCES, JUNE 30, 2000   35,836     $ 36   $ 14,062  $ 264,643   $(256,937)

 Year ended June 30, 2001:
  Common stock issued as
   additional consideration
   for acquisition of TWC     222        -         -         743           -
  Common stock returned to
   the Company pursuant to
   terms of TWC acquisition
   agreement                  (85)       -         -        (766)          -
  Common stock returned to
   the Company as consider-
   ation for sale of NKA     (277)       -         -      (1,143)          -
  Common stock returned to
   the Company as consider-
   ation for sale of UK
   operating assets           (71)       -         -         (98)          -
  Common stock retired as
   a result of the divest-
   ment of MegaHertz-NKO     (245)      (1)        -      (2,909)          -
  Common stock warrants
   issued, net of unearned
   consulting fees of $213      -        -     1,377         483           -
  Common stock warrants
   expired                      -        -    (5,574)      5,574           -
  Common stock options
   issued at exercise
   prices below market
   value                        -        -         -          99           -
  Net loss                      -        -         -           -     (21,581)
                           ------   ------  --------   ---------   ----------
BALANCES, JUNE 30, 2001    35,380     $ 35  $  9,865   $ 266,626   $(278,518)
                           ======     ====  ========   =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                       (Dollars and Shares in Thousands)



                            COMMON STOCK     COMMON
                           ---------------    STOCK
                           NUMBER            WARRANTS    ADD'L.
                             OF              OUTSTAN-   PAID-IN   ACCUMULATED
                           SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                           ------   ------  ---------  ---------  -----------

BALANCES, JUNE 30, 2001    35,380     $ 35  $  9,865   $ 266,626   $(278,518)

Year ended June 30, 2002:
  Common stock issued for
   Cash                     3,000        3         -         147           -
  Commission on issuance
   of common stock              -        -         -    (     15)          -
  Common stock issued for
   expenses                   150        -         -          10           -
  Common stock warrants
   issued, net of change
   in unearned consulting
   fees of $(235)               -        -       283           -           -
  Common stock warrants
   expired                      -        -   ( 5,101)      5,101           -
  Net loss                      -        -         -           -      (3,646)
                           ------     ----  --------   ---------  ----------
BALANCES, JUNE 30, 2002    38,530     $ 38  $  5,047   $ 271,869   $(282,164)
                           ======     ====  ========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                       (Dollars and Shares in Thousands)



                            COMMON STOCK     COMMON
                           ---------------    STOCK
                           NUMBER            WARRANTS    ADD'L.
                             OF              OUTSTAN-   PAID-IN   ACCUMULATED
                           SHARES   AMOUNT   DING,NET   CAPITAL     DEFICIT
                           ------   ------  ---------  ---------  -----------

BALANCES, JUNE 30, 2002    38,530     $ 38  $  5,047   $ 271,869   $(282,164)

Year ended June 30, 2003:
  Common stock warrants
   expired                      -        -    (3,434)      3,434           -
  Common stock issued for
   conversion of debt       3,750        4         -          71           -
  Common stock issued for
   exercise of stock options   53        -         -           -           -
  1 for 100 reverse stock
   split                  (41,910)     (42)        -          42           -
  Common stock issued for
   conversion of debt         865        1         -       1,920           -
  Common stock issued for
   acquisitions             6,398        7         -       6,391           -
  Net loss                      -        -         -           -       2,856
                           ------     ----  --------   ---------  ----------
BALANCES, JUNE 30, 2003     7,686     $  8  $  1,613   $ 283,727   $(279,308)
                           ======     ====  ========   =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                       (Dollars and Shares in Thousands)

Continued From                                                 ACCUMULATED
Previous Page                                                     OTHER
--------------                              COMPREHENSIVE     COMPREHENSIVE
                                                INCOME            INCOME
                                            -------------     -------------

     BALANCES, JUNE 30, 2002                           -                 -

     Year ended June 30, 2003:
       Common stock warrants
        Expired                                        -                 -
       Common stock issued for
        conversion of debt                             -                 -
       Common stock issued for
        exercise of stock options                      -                 -
       1 for 100 reverse stock
        split                                          -                 -
       Common stock issued for
        conversion of debt                             -                 -
       Common stock issued for
        acquisitions                                   -                 -
       Net income                                  2,856                 -
       Foreign currency translation adjustment        23                23
                                              ----------         ----------
     BALANCES, JUNE 30, 2003                    $  2,879          $     23
                                              ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                            (Dollars in Thousands)
                                            Fiscal      Fiscal      Fiscal
                                             2003        2002        2001
                                          ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $  2,856   $(  3,646)  $( 21,581)
 Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Extraordinary gain on discharge of
    Indebtedness                            ( 3,975)   (  1,568)          -
   Loss from discontinued operations              -         100       6,326
   Depreciation and amortization                613         320         379
   Loss on sale of fixed assets                   -         133           -
   Issuance of common stock warrants for
    general and administrative expenses           -          80       1,968
   Income from unconsolidated subsidiary    (     8)          -           -
   Minority interest                             35           -           -
   Other                                        (38)         78         122
 Change in assets and liabilities which
  increase (decrease) cash:
    Accounts receivable                         285           -           -
    Inventory                               (   535)         87         107)
    Prepaid expenses and other current
     assets                                 (    61)        105    (     27)
    Accounts payable an accrued liabilities   1,445       3,767       3,004
    Deferred revenue                        (   172)          -           -
                                          ---------   ---------   ---------
 Net cash provided by (used) in
  operating activities                          445    (    545)   ( 11,278)
                                          ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in discontinued operations            -           -    (  2,967)
 Proceeds from sale of fixed assets               -          19           -
 Cash proceeds from sale of UK
  operating assets                                -           -         227
 Investment in long-lived assets            (   366)          -         423)
                                          ---------   ---------   ---------
 Net cash provided by (used) in
  investing activities                      (   366)         19    (  3,163)
                                          ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash of acquired company                     1,242           -           -
 Proceeds from short-term borrowings            817         272         813
 Sale of common stock for cash                    -         135           -
                                          ---------   ---------   ---------
Net cash received from financing activities   2,059         407         813
                                          ---------   ---------   ---------
NET CHANGE IN CASH AND EQUIVALENTS            2,138     (   119)   ( 13,628)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         5         124      13,752
                                          ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF PERIOD       $   2,143   $       5   $     124
                                          =========   =========   =========
The accompanying notes are an integral part of these consolidated financial
statements.                          F-9





                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                            (Dollars in Thousands)



                                            Fiscal      Fiscal      Fiscal
                                             2003        2002        2001
                                          ---------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                               $       -   $       -   $       -
   Income taxes                           $       -   $       -   $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Issuance of common stock as additional
   consideration for acquisition of TWC   $       -   $       -   $     743
  Common stock returned to the Company
   pursuant to terms of acquisition
   agreement for TWC                      $       -   $       -   $     766
  Common stock returned to the Company as
   consideration for sales of NKA and UK
   net assets                             $       -   $       -   $   1,241
  Common stock retired as a result of
   the divestment of MegaHertz-NKO        $       -   $       -   $   2,909
  Reclassification of prepetition
   liabilities into liabilities subject
   to compromise                          $       -   $   5,557   $       -
  Conversion of debt into equity          $   1,996           -           -
  Issuance of shares upon acquisitions
    DataWave Systems, Inc.                $   2,198           -           -
    C4 Services, Ltd.                     $   4,200           -           -

The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 1.  HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International, Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. This wireless technology allowed for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and forming leading-edge communication, financial, and network technology solution and service providers. During year ended June 30,2003, the Company acquired 100% of C4 Services Ltd and a majority ownership in DataWave Systems Inc.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the twelve month periods ended June 30, 2003, 2002 and 2001 are referred to as Fiscal 2003, Fiscal 2002 and Fiscal 2001 respectively.

DataWave System's Inc. ("DataWave") has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the June 30, 2003 financial statements of the Company include the balance sheet of DataWave as of March 31, 2003. The results of operations of DataWave for the period January 1, 2003 through March 31, 2003 are included in the statement of operations of the Company for the year ended June 30, 2003.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
----------------
The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Translation
----------------------------
Assets and liabilities of its foreign subsidiaries have been translated using the exchange rate at the balance sheet date. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Revenue and Cost Recognition
----------------------------
The Company's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of DataWave or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DataWave has no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

Financial Instruments
---------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of June 30, 2003 and 2002, approximate their fair value because of their short maturities.

Accounts receivable includes $57,749 that is due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

The Company is exposed to foreign exchange risks due its sales denominated in foreign currency.

Inventory
---------
Inventories include prepaid pre-activated calling cards and related cards and promotional supplies, which are valued at the lower of average cost and market. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment.

Direct Cost of Revenues
-----------------------
Direct cost of revenues consists primarily of long distance telephone time, commissions to agents and site landlords, and standard phone cards. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines.

Research and Development Costs
------------------------------
Research and development costs are charged as an expense in the period in which they are incurred.

Advertising Costs and Sales Incentives
--------------------------------------
Advertising costs are expensed as incurred.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The majority of the DataWave's advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred.

Effective July 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). Under EITF 01-9, DataWave's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange.

Certain advertising and promotional incentives in which DataWave exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of Sales.

Property and Equipment
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment & software   30% declining balance or 5-year straight line
Office equipment                20% declining balance or 5-year straight line
Other machinery & equipment     30% declining balance
Vending, DTM & OTC equipment    3 years straight-line
Leasehold improvements          4 years straight-line

Parts, supplies and components are depreciated when they are put in use.

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the two years ended June 30, 2003 and 2002, no such impairment losses were identified.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets
------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standard No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective July 1, 2002 with no significant effect on its financial position or results of operations.

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the year ended June 30, 2003. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

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

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

                                     F-15
                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2003, Fiscal 2002 and Fiscal 2001 were the same because the effect of using the treasury stock method would be antidilutive.

DataWave has an employee stock option plan providing for the issuance of stock options to purchase DataWave common stock. Since these options are not "in the money" at the DataWave level, there is no impact on the Company's earnings per share. However, such options, when and if exercised, will dilute the Company's actual ownership interest in DataWave. Based on the current program, the potential percentage ownership interest attributable to exercisable DataWave options as of March 31, 2003 is, on a diluted basis, approximately 9%.

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

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation", which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented.
Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 11.

Recent Accounting Pronouncements
--------------------------------
In August 2001, FASB Statement 142, "Goodwill and Other Intangible Assets" was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses how intangible assets that are acquired

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

individually or with a group of assets should be accounted for upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Also, for previously recognized non-goodwill intangible assets, the useful lives must be reassessed with remaining amortization periods adjusted accordingly, and reflected as a change in accounting principle. The adoption of this standard in Fiscal 2003 did not result in any significant impact on results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this standard in Fiscal 2003 did not result in any significant impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002, but early adoption is permitted. The Company has determined that the application of SFAS 143 did not have a material affect on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

management committed to an exit plan. SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the financial statements for Fiscal 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45; however, it does not expect that the adoption of such provisions will have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 148 for the 2003 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement is not expected to impact the Company's financial statements for Fiscal 2004.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.


NOTE 3.  ACQUISITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services, Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method, and the results of C4 Services have been included in the Company's consolidated results effective December 1, 2002. At the time of acquisition, C4 Services owned the exclusive international (excluding the Americas) DataWave technology license and Integrated Communication Services Ltd ("ICS"). Both were transferred direct to the parent company, Integrated Data Corp, and the C4 Services entity was discontinued. Hence, the Company now owns the exclusive worldwide (excluding the Americas) rights to own, operate, and license any and all DataWave technologies and services (the "DataWave International License"), and ICS is a wholly-owned subsidiary of the Company.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 3.  ACQUISITIONS (continued)

The purchase price of $4,200,000 has been allocated to the DataWave International License.

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share. At June 30, 2003 the investment was accounted for under the purchase method of accounting and the Company recorded Goodwill in the amount of $434,400.

Effective January 14, 2003, the Company agreed to purchase an additional 4,023,030 freely tradable shares of DataWave. The shares were purchased in off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share. These shares, when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitutes a majority of 50.062% of the issued and outstanding shares of DataWave.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the June 30, 2003 financial statements of the Company include the balance sheet of DataWave as of March 31, 2003. The results of operations of DataWave for the period January 14, 2003 through March 31, 2003 are included in the statement of operations of the Company for the year ended June 30, 2003.

The following summary presents the Company's unaudited pro forma consolidated results of operations for the year ended June 30, 2003 and 2002 as if DataWave was acquired at the beginning of each year (in thousands).

                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  Revenue                                     $  18,247      $  13,201
  Net loss from continuing operations              (908)        (4,810)
  Discontinued operations                             -           (100)
  Extraordinary gain                              3,975          1,568
  Net income (loss)                               2,997         (3,342)

  Basic and diluted income (loss) per share
    Net loss from continuing operations           (0.12)         (1.82)
    Discontinued operations                           -          (0.04)
    Extraordinary gain                             0.52           0.59
    Net income (loss)                              0.39          (1.27)

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 4.  DISCONTINUED OPERATIONS

During the period from December 1998 to May 2001, the Company was a significant provider of wire-line telecommunication services through its interest in several businesses with operations in the United States, United Kingdom, Europe and Australia. The Company previously referred to these operations as the Telephony/Internet Services business segment. As further described below, the Company has divested substantially all of its interests in the Telephony/Internet Services business segment, representing the disposal of a business segment under Accounting Principals Board Opinion No.
30.  These divestments consist of the following:

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

  - The Company acquired MegaHertz-NKO, Inc. ("M-NKO") in May 1999 and Tekbilt World Communications, Inc. ("TWC") in December 1999. Prior to their sale, the combined businesses of TWC and M-NKO operated as an Internet Service Provider and a facilities-based provider of IP and conventional switched telecommunications services in the United States. During Fiscal 2000, the Company terminated most of M-NKO's revenue-generating activities and consolidated those remaining operations into TWC, resulting in a write-off of $10,441,000 of goodwill related to the acquisition of M-NKO. In May 2001, the Company sold all of the common stock of TWC for an unsecured note for $250,000 (the "TWC Note") and in a

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 4.  DISCONTINUED OPERATIONS (continued)

    separate transaction, the Company also sold all of the common stock of M-NKO for an unsecured note for $250,000 (the "M-NKO Note"). The TWC Note carries a fixed interest rate of 6% and is payable on May 9, 2003. The M-NKO Note carries a fixed interest rate of 6% and is payable on May 23, 2003. The estimated net realizable value of both notes, at June 30, 2001, was $0.

The operating results from these discontinued operations are as follows (in thousands):
                                        Fiscal        Fiscal        Fiscal
                                         2003          2002          2001
                                      ----------    ----------    ----------
       Revenues                        $      -      $      -     $  13,860
       Expenses                               -             -      ( 20,379)
                                       --------      --------     ---------
       Net income (loss) from
        discontinued operations        $      -      $      -     $(  6,519)
                                       ========      ========     =========

Gain (loss) on disposal of discontinued operations consists of the following (in thousands):
                                        Fiscal        Fiscal        Fiscal
                                         2003          2002          2001
                                      ----------    ----------    ----------
       Sale of UK operating assets     $      -      $      -      $( 1,054)
       Sale of 91% of NKA                     -             -       ( 1,185)
       Sale of TWC and M-NKO                  -       (   100)        2,432
                                       --------      --------      --------
       Gain (loss) on disposal of
        discontinued operations        $      -      $(   100)     $    193
                                       ========      ========      ========


NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  Trade accounts receivable (net of allowance
   For doubtful accounts of $55)              $   1,698      $       -
  Input tax credits receivable                      211              -
  Other receivables                                 129              -
                                              ----------     ----------
                                              $   2,038      $       -
                                              ==========     ==========

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 6.  INVENTORY

Inventory consists of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  DataWave Telecard Merchandisers             $     142      $       -
  Long-distance and cellular time                   997              -
  Prepaid cards                                      86              -
  Component parts for wireless technology             -             20
                                              ----------     ----------
                                              $   1,225      $      20
                                              ==========     ==========


NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):


                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  Computer equipment and software             $   1,844      $     991
  Office equipment and furniture                    193             69
  Other machinery and equipment                      55              -
  Parts, supplies and components                    581              -
  Vending machines in assembly                       55              -
  Vending equipment                               3,325              -
  Leasehold improvements                             53              -
                                              ----------     ----------
  Total cost                                  $   6,106      $   1,060
  Less accumulated depreciation                  (4,376)          (642)
                                              ----------     ----------
                                              $   1,730      $     418
                                              ==========     ==========

Depreciation expense was $225,000, $247,000 and $305,000 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 8.  INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  DataWave International License              $   4,200              -
  Customer lists                                    623              -
  Patents and technology                            450            450
                                              ----------     ----------
                                              $   5,273      $     450
  Less accumulated amortization                    (943)          (375)
                                              ----------     ----------
                                              $   4,330      $      75
                                              ==========     ==========

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $388,000, $73,000, and $74,000 for Fiscal 2003, 2002, and 2001, respectively.


NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2003           2002
                                              ----------     ----------
  Trade accounts payable                      $   3,902      $      23
  Accrued compensation and benefits                 266              -
  Co-op and rebate accruals                         300              -
  Long-distance time accruals                       926              -
  Other accrued liabilities                         155              -
  State, local, GST and other taxes payable         592              -
                                              ----------     ----------
                                              $   6,141      $      23
                                              ==========     ==========

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 10.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise of the Company and its consolidated subsidiaries as of June 30, 2002 consist of the following (in thousands):

                                          IDC       RadioNet       Total

     Secured Claims                    $  1,344     $      -     $  1,344
     Priority Claims                         85           30          115
     General Unsecured Claims             3,789          309        4,098
                                       --------     --------     --------
                                       $  5,218     $    339     $  5,557
                                       ========     ========     ========

The liabilities subject to comprise are comprised of the following (in thousands):

                                          IDC       RadioNet       Total

    Borrowings from related party      $    857     $      -     $    857
      (Note 12)
    Convertible borrowings (Note 13)        318            -          318
    Accounts payable and other
      accrued expenses                    4,043          339        4,382
                                       --------     --------     --------
                                       $  5,218     $    339     $  5,557
                                       ========     ========     ========


NOTE 11.  EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of the Company upon emergence from Chapter 11 and RadioNet upon liquidation under Chapter 7 for the year ended June 30, 2003 consist of the following (in thousands):

     Liabilities subject to compromise      $ 5,557
     Adjustments to claims                   (   19)
     Secured Claims                          (1,344)
     Priority Claims                         (   85)
     General Unsecured Claims                (  134)
                                            -------
     Extraordinary gain on discharge
      of indebtedness                       $ 3,975
                                            =======

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 12 - SHORT-TERM BORROWINGS FROM RELATED PARTY

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

Integrated Technologies & Systems Ltd. ("ITS"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through the end of Fiscal Year 2004. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. Therefore, the balance of the loan as of June 30, 2003 was $318,000.


NOTE 13.  CONVERTIBLE SHORT-TERM BORROWINGS

On July 2, 2001, the Company entered into a Funding Agreement with a third party pursuant to which the Company borrowed $250,000 (the "Outstanding Balance"). The Outstanding Balance was secured by a second position security interest in substantially the same assets as those securing the $750,000 loan from Ansteed (see Note 12). The Outstanding Balance was converted into 125,000 shares of the Company's common stock in January 2003 at a conversion price of $2.00 per share per the Plan of Reorganization.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 14.  INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2003, Fiscal 2002 and Fiscal 2001 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years and any taxable income will be offset by net operating loss carryforwards.

     Deferred tax benefit - the deferred tax assets were offset by a Valuation allowance required by FASB Statement 109, "Accounting for Income Taxes." The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                         Fiscal        Fiscal       Fiscal
                                          2003          2002         2001
                                       ----------    ----------    ---------
     Statutory provision (benefit)      $  3,962      $( 2,797)     $(21,078)
     Increase (decrease) in
      valuation allowance                 (3,962)        2,797        21,078
                                        --------      --------      --------
                                        $      -      $      -      $      -
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

The components of the Company's deferred tax assets (liabilities) are as follows (dollars in thousands):
                                         Fiscal        Fiscal
                                          2003          2002
                                       ----------    ----------
     Property and equipment             $     (2)     $(    66)
     Net operating loss carryforwards     89,659        93,685
     Valuation allowance                 (89,657)      (93,619)
                                        --------      --------
                                        $      -      $      -
                                        ========      ========

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 14.  INCOME TAXES (continued)

Integrated Data Corp. files a consolidated corporate income tax return in the United States and its foreign subsidiaries will be required to file income tax returns in their respective countries.

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

At June 30, 2003 the Company had net operating loss carryforwards for US Income Tax purposes of approximately $263,704,000 which if not used will expire primarily during the years 2004 through 2022. For Canadian Income Tax purposes, the Company had net operating loss and capital loss carryforwards of $8,700,000 and $800,000, respectively. The net operating loss carryforwards commenced to expire in 2003 and capital loss carryforwards are available indefinitely.


NOTE 15.  COMMITMENTS AND CONTINGENCIES

Leases
------
The Company has the following future minimum payments with respect to leases for office space, computer and office equipment:

                        2004            $   296,493
                        2005                253,523
                        2006                197,942
                        2007                186,608
                        2008                184,353
                        Thereafter          456,592
                                        -----------
                                        $ 1,575,511
                                        ===========

Rent expense for operating leases in Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $99,000, $1,299,000 and $666,000, respectively.

Employment Agreements
---------------------
The Company currently does not maintain any employment agreements.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 15.  COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.


NOTE 16.  STOCKHOLDERS' EQUITY

Common Stock
------------
On January 14, 2003, the Company's Board of Directors agreed to exercise its right to convert three non-interest bearing notes in the respective amounts of $857,544, $250,000 and $237,000. These notes had been issued to the three secured creditors in the Company's Chapter 11 Bankruptcy proceedings as of November 12, 2002, into newly issued restricted shares of common stock of the Company. The notes in the amount of $857,554 and $250,000 were each converted at $2 per share, while the note for $237,000 was converted at $10 per share. The transactions have resulted in the issuance of an aggregate additional 577,577 shares of the Company's common stock. All these conversion shares in addition to the statutory restriction imposed under Rule 144 of the Securities Act of 1933, are subject to a contractual restriction or "lock-up" for an additional period of one year after the expiration of the Rule 144 restriction.

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

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 3-year period ended June 30, 2003:

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 16 - STOCKHOLDERS' EQUITY (continued)


                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Warrants outstanding, 6/30/00        47  $600.00 - $2,000.00    $1,203.00
  Warrants issued                    15  $ 25.00 - $  506.00    $  237.00
  Warrants canceled/expired      (   31) $800.00 - $2,000.00    $1,322.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/01        31  $ 25.00 - $1,600.00    $  665.00
  Warrants issued                    11  $  5.00 - $   50.00    $   46.00
  Warrants canceled/expired      (   12) $ 25.00 - $1,200.00    $  696.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/02        30  $  5.00 - $1,600.00    $  346.00
    Warrants canceled/expired    (   23) $  7.00 - $1,600.00    $  309.00
----------------------------------------------------------------------------
Warrants outstanding, 6/30/03         7  $  5.00 - $1,148.00    $  412.00
----------------------------------------------------------------------------

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions for Fiscal 2002: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5%. The Black-Scholes model valued the warrants issued or repriced during Fiscal 2003, Fiscal 2002 and Fiscal 2001 at $0, $69,841 and $1,590,000,
respectively.

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

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 16 - STOCKHOLDERS' EQUITY (continued)


Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the 3-year period ended June 30, 2003:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
----------------------------------------------------------------------------
Options outstanding, 6/30/00         35  $425.00 - $1,550.00     $1,015.00
  Options granted                    15  $288.00 - $  838.00     $  457.00
  Special options granted             4        $0.10             $    0.10
  Options forfeited              (   20) $425.00 - $1,350.00     $1,028.00
----------------------------------------------------------------------------
Options outstanding, 6/30/01         34  $  0.10 - $1,550.00     $  642.00
  Options forfeited              (   29) $  0.10 - $1,400.00     $  643.00
----------------------------------------------------------------------------
Options outstanding, 6/30/02          5  $  0.10 - $1,188.00     $  641.00
----------------------------------------------------------------------------
Options outstanding, 6/30/03          5  $337.00 - $1,188.00     $  711.00
----------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost was recognized for its stock options issued during Fiscal 2001. Compensation cost of $99,000, as computed under APB Opinion 25, was recognized in Fiscal 2001 related to the Special Options. Had compensation cost for the Company's issuance of stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's results of operations would have been affected as indicated in the schedule of pro forma amounts shown below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions for Fiscal 2001: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5% (in thousands of dollars, except per share amounts).

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001


NOTE 16 - STOCKHOLDERS' EQUITY (continued)

                                         Fiscal       Fiscal       Fiscal
                                          2003         2002         2001
                                       ----------   ----------   ----------
Net loss from continuing operations:
       As reported                     $(  1,119)   $(  5,114)   $( 15,255)
       Pro forma                       $(  1,119)   $(  5,114)   $( 21,404)

Net loss:
       As reported                     $   2,856    $(  3,646)   $( 21,581)
       Pro forma                       $   2,856    $(  3,646)   $( 27,730)

Net loss per share from continuing
 operations:
       As reported                     $(   0.26)   $(   0.14)   $(   0.43)
       Pro forma                       $(   0.26)   $(   0.14)   $(   0.60)

Net loss per share:
       As reported                     $    0.67    $(   0.10)   $(   0.60)
       Pro forma                       $    0.67    $(   0.10)   $(   0.78)


NOTE 17 - EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor a defined contribution pension plan for their employees in the form of a 401(k) plan. The Company makes no contributions to such plan. The Company does not currently pay for the cost of medical insurance for its United States employees. The Company provides no post-retirement medical benefits.


NOTE 18 - SEGMENT INFORMATION

The Company through its majority owned subsidiary, DataWave, manufactures and operates prepaid calling card merchandising machines and resells long distance telephone time through prepaid and other calling cards distributed through its machines, at retail locations and on a wholesale basis to third parties. The Company considers its business to consist of one reportable operating segment; therefore, these consolidated financial statements have not been segmented.

The Company has long-lived assets of $5,848,000 in the US and $1,738,000 in Canada at June 30, 2003. Long-lived assets consist of property and equipment, goodwill, and licenses. The Company has earned revenue from sales to customers of approximately $1,733,000 in the US and $2,284,000 in Canada for the year ended June 30, 2003. During the year ended June 30, 2003, two customers comprised approximately 31% of revenue and 40% of accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of September 15, 2003:

                                   Current Position(s)     Date First Elected
Name                    Age           with Company            or Appointed
-------------------     ---      -----------------------   ------------------

David C. Bryan           48      Director, President and        August 2003
                                 Chief Executive Officer

Stuart W. Settle Jr.     62      Director and Secretary         April 2002

Ian Tromans              65      Director                       April 2002

Eduard Will              61      Director                       January 2003

Walter T. Bristow III    46      Vice President                 April 2002

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

A brief description of the business experience during the past five years or more of each director and executive officer of the Company is as follows:

David C. Bryan took over the duties of President and Chief Executive Officer in August 2003. He joined the Company in July 1997 as its Senior Vice President and Chief Operating Officer and was instrumental in the multi-year, multi-million dollar development of the ClariCAST(R) technology. In April of 2002, Mr. Bryan founded C3 Technologies Inc, a wholly-owned subsidiary of the IDC, to manage the ClariCAST(R) technology and expand its applications in the commercial, wireless communications arena. At that time, he also was promoted to Executive Vice President of IDC. Between August 2001 and April 2002, Mr. Bryan held the position of Senior Vice President and Chief Operating Officer of RadioNet International, Ltd., which at the time was a wholly-owned subsidiary of the Company. He held the same positions with another wholly-owned Company subsidiary prior to that, Clariti Wireless Messaging, Inc., between December 1998 and August 2001. Prior to joining the Company, Mr. Bryan spent 18 years with Magnavox/General Atronics Corporation, a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products, where he held a variety of senior-level management positions including Director of Business Development, Division General Manager, and part owner. Mr. Bryan holds a BSEE from Bucknell University, an MSEE from Villanova University, and an MBA from Temple University.

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

Ian Tromans is a trignometrical surveyor and mining engineer, having qualified in HM Royal Engineers in 1959. He has served with the British Army in Africa and the Middle East and has operated at the Director level in the UK for several major civil engineering and opencast mining companies, including Trafalgar House, English China Clays and Public Works Ltd. Mr. Tromans has been responsible for the overall management of engineering teams of up to 600 personnel and has played a major role in the supervision of several major engineering projects including Kielder Dam, Kernick Dam, the M4 Motorway and the Brent Cross Flyover. He has also served as Director in other areas of commerce including the telecommunications, leisure and building supplies industries and has controlled annual operating budgets of up to $62M. Mr. Tromans has lectured to the Quarrying Associations of Australia and the United Kingdom and has, in recent years, acted as Management Consultant to many London-based international trading corporations.

Eduard Will is an internationally accomplished investment banker with extensive experience and high-level connections in Europe, Asia and North America. He started the mergers and acquisitions business of JP Morgan in Germany, ran corporate finance at Bank of America in London, and was a partner of Bear Stearns and Co. in New York responsible for international corporate finance. Mr. Will has a track record of several dozen completed transactions. More recently Mr. Will was the CEO of Inprimis Inc., the Nasdaq listed interactive TV solutions provider, which he sold to Ener1 in 2002. He is currently a senior adviser to Darby Overseas, the fund management company in Washington DC, and several other entities in the US and Asia.

Walter (Chuck) Bristow III joined the Company in 1998 as Director of Network Engineering and was responsible for the ClariCAST(R) network development and implementation, software engineering, corporate telecommunication, and corporate IT. He was promoted to Vice President in April 2002. Prior to joining the Company, Mr. Bristow was with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment, where he worked in hardware engineering, integration, and design for state-of-the-art military radio communications equipment. Before General Atronics, Mr. Bristow worked at Telesciences, a manufacturer of Automatic Call Distributors, Directory Assistance computers, and Voice Response equipment for the telecommunications industry. He holds a Bachelor of Science in Technology Management from Kennedy Western University and is working toward his Masters in Computer Science at Kennedy Western.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities and Exchange Act requires executive officers, directors, and persons or entities that own more than 10% of the Company's common stock to file reports regarding ownership of and transactions in the Company's securities with the U.S. Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that a number of its officers, directors, and greater than 10% beneficial owners were delinquent in their filing requirements due to the recent regulation requiring Forms 3, 4, and 5 to be filed electronically. Until these individuals receive a response to their filed Form IDs with individual SEC electronic filing codes, it is impossible to comply with this regulation since paper filings are no longer accepted.


ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or accrued during the fiscal years ended June 30, 2003, 2002 and 2001 ("Fiscal 2003," "Fiscal 2002," and "Fiscal 2001," respectively) to the Company's Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus earned by them more than $100,000 during Fiscal 2003 (collectively, the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                Annual                      Long-Term
                             Compensation                  Compensation
                             ------------                     Awards
                                                           ------------
                                                           Secur-
                                                           ities
                                          Other    Restr-  Under-    All
                                          Annual   icted   lying    Other
   Name and        Fiscal                 Compen-  Stock   Options  Compen-
   Principal        Year  Salary  Bonus   sation   Awards  /SARs    sation
   Position         Ended ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
-----------------   ----- ------  ------  -------  ------  -------  -------
David C. Bryan      2003   156       -       -        -       1        -
President and CEO   2002   180(a)    -       -        -       1        -
                    2001   166(b)    -       9(b)     -       2        -

Abraham Carmel      2003     -       -       -        -       -        -
Former President    2002     -       -       -        -       -        -
and CEO             2001     -       -       -        -       -        -

Peter S. Pelullo    2003     -       -       -        -       -        -
Former President    2002   603(c)    -       6(e)     -       -        -
and CEO             2001   707(d)    -      53(e)     -       2        -

(a) During Fiscal 2002, Mr. Bryan was paid a salary of $60,000. As of June 30, 2002, accrued but unpaid compensation due Mr. Bryan was $120,000.

(b) During Fiscal 2001, Mr. Bryan was paid a salary of $160,000, including $1,000 representing the payment of accrued but unpaid salaries from the prior year. As of June 30, 2001, accrued but unpaid compensation due Mr. Bryan was $4,000. Other annual compensation for Mr. Bryan during Fiscal 2001 consisted of health benefits.

(c) During Fiscal 2002, Mr. Pelullo was paid a salary of $15,000. As of June 30, 2002, accrued but unpaid compensation due Mr. Pelullo was $588,000.

(d) During Fiscal 2001, Mr. Pelullo was paid a salary of $674,000. As of June 30, 2001, accrued but unpaid compensation due Mr. Pelullo was $33,000.

(e) Other annual compensation for Mr. Pelullo consists of the following ($ in thousands):

                               Fiscal 2003    Fiscal 2002     Fiscal 2001
                               -----------    -----------     -----------
         Auto expense              $ -            $ 1              $29
         Travel allowance            -              -                5
         Health benefits             -              5               15
         Insurance benefits          -              -                4
                                ------         ------           ------
                   Totals          $ -            $ 6              $53
                                ------         ------           ------


The following table provides information regarding options to purchase shares of the Company's common stock granted to the Named Executives during Fiscal 2003:

                                    Option Grants
                           For the Year Ended June 30, 2003
                           --------------------------------
                       Number of
                       Securities     % of Total
                       Underlying    Options/SARs
                      Options/SARS    Granted to     Exercise or
                         Granted     Employees in    Base Price    Expiration
        Name             (#000)       Fiscal Year     ($/Share)       Date
--------------------  ------------   ------------   -----------    ----------

None

The following table provides information regarding exercised/unexercised stock options held by the Named Executives:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                      For the Year Ended June 30, 2003
              ---------------------------------------------------
                                                Number of
                                                Securities
                                                Underlying
                                                Unexercised     Value of
                                               Options/SARs    Unexercised
                                                At Fiscal      In-the-Money
                      Shares                     Year End      Options/SARS
                   Acquired on       Value     Exercisable/     at Fiscal
                     Exercise      Realized    Unexercisable    Year End(a)
Name                  (#000)        ($000)        (#000)          ($000)
----------------    -----------    --------    ------------    ------------
David C. Bryan           0             0            3/1              0
Abraham Carmel           0             0            0/0              0
Peter S. Pelullo         0             0            0/0              0

(a) Calculated on the basis of the fair market value of the Company's common stock of $3.70 per share as of June 30, 2003, minus the exercise price.


Compensation Plans
------------------
With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2003, Fiscal 2002 and Fiscal 2001, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above, except as noted below.

Employment Contracts and Termination Arrangements
-------------------------------------------------
None.

Stock Option Plan
-----------------
The Company's Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock Option Plan is intended to qualify, in part, as an incentive stock option plan under
Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries, and certain other persons who are contributing materially to the Company's progress. As of June 30, 2003, no options have been issued under the Stock Option Plan.

The Stock Option Plan is administered by a committee of the Board of Directors, none of whom has received a discretionary grant or award under any stock plan of the Company during one year prior to serving on the committee.

The Stock Option Plan terminated in November 2001. A total of 5 million shares of common stock have been reserved for issuance under the Stock Option Plan. The Board of Directors may terminate, modify, or suspend the Stock Option Plan. The Board of Directors may not, however, without the approval of the stockholders of the Company, (i) increase the maximum number of shares of common stock, which may be issued under the Stock Option Plan, except pursuant to a stock split, stock dividend, or similar transaction; (ii) change the provisions of the Stock Option Plan relating to the establishment of the option exercise price; (iii) extend the period during which the options may be granted under the Stock Option Plan, except for non-qualified options; (iv) materially modify the benefits accruing to employees participating under the Stock Option Plan; or (v) materially modify the requirements as to eligibility for participation in the Stock Option Plan. Since the adoption of the Stock Option Plan, no options have been granted there under.

Compensation of Directors
-------------------------
None.


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

Compensation paid to the Company's Chief Executive Officers during Fiscal 2003 consisted principally of base salary to which they were entitled. Mr. Abraham Carmel was not paid a base salary in Fiscal 2003. Mr. Bryan was paid a base salary of $156,000.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to public companies for annual compensation over $1.0 million paid to their chief executive officer and other highly compensated executive officers. The Code generally excludes from the calculation of the $1.0 million cap compensation that is based on the achievement of pre-established, objective performance goals. To maintain a competitive position with the Company's peer group of corporations, the Board of Directors retains the authority to authorize payments, including salary and bonus, which may not be deductible.

     By the Board of Directors,
       David C. Bryan, Stuart W. Settle, Jr., Ian Tromans, and Eduard Will

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2003, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.


                                            Amount and
                                            Nature of
                                            Beneficial
                                            Ownership            Percent of
Name and Address                              (#000)              Class (a)
--------------------------                  -----------          ----------
Integrated Technologies & Systems Ltd          1,677                21.8%
Tortola, British Virgin Islands

Ansteed Investments Ltd                        1,536                20.0%
Basel, Switzerland

I. Hopkins                                     1,015                13.2%
London, England

B. Candlin                                     1,005                13.1%
London, England

David C. Bryan                                     3(b)              0.0%
St. Davids, Pennsylvania

Abe Carmel                                       140                 1.8%
Chevy Chase, Maryland

Stuart W. Settle, Jr.                             18                 0.2%
Richmond, Virginia

Ian Tromans                                       18                 0.2%
Oxfordshire, England

Eduard Will                                        0                 0.0%
Montclair, New Jersey

All officers and directors
as a group (5 persons)                            38(b)              0.5%
---------------------------------

(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2003 (7,685,609 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2003 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Includes 3,126 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On 3 May 2001, the Company borrowed $750,000 from Ansteed Investment, Ltd. ("Ansteed"), a greater than 5% shareholder, for a period of 61 days. The note carries interest at the rate of 10% per annum and was secured by substantially all of the Company's assets. On 30 November 2001, the Company and Ansteed Investment, Ltd. executed a Forbearance and Amendment Agreement whereby extending the terms of the repayment of the $750,000 loan amount to March 31, 2002. In addition, the Forbearance and Amendment Agreement allowed for Ansteed to advance an additional $20,500 to the Company for legal fees associated with the agreement. The additional $20,500 also carries interest at the rate of 10% per annum and was due by 31 March 2002. On 3 March 2002, the Company borrowed an additional $13,519 from Ansteed Investment, Ltd. for certain expenses, carrying the same terms as the original note. In accordance with the Company's Reorganization Plan, this total amount due including interest was converted to 428,777 shares of Company common stock issued to Ansteed.

Integrated Technologies & Systems Ltd ("ITS") and/or its affiliates have agreed to fund the Company's working capital requirements from the filing of the Chapter 11 through the end of Fiscal 2004. Pursuant to the Reorganization Plan this working capital is included in the convertible, non-interest bearing, unsecured promissory note(s) issued to ITS and/or its affiliates. As of 30 June 2003, the total amount funded under this agreement was $968,000 of which $650,000 has been converted to 325,000 shares of Company common stock.

During fiscal 2003 the Company paid approximately $29,000 to Stuart W. Settle, Jr., a Company director, for services provided in his role as corporate general counsel.


ITEM 14.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Our Chief Executive Officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We note that the same person serves as both the Chief Executive Officer and principal financial officer.

Change in Internal Control over Financial Reporting
---------------------------------------------------
No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 27 of this report.

(2) Financial Statement Schedule: See Index to Consolidated Financial Statements under Item 8 on page 27 of this report.

(3) Exhibits below are incorporated herein by reference or, if marked with an *, are filed with this report:

Exhibit
No.      Description
-------  -----------
2.1 Share Exchange Agreement for the acquisition of GlobalFirst Holdings Limited (Filed December 23, 1998 on Form 8-K (earliest event reported December 8, 1998))
2.2 Share Purchase and Sale Agreement for the sale of Telnet Products & Services Limited (Filed February 18, 1999 on Form 8-K)
2.3 Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (Filed March 26, 1999 on Form 8-K)
2.4 Amendment to Share Exchange Agreement for the acquisition of Mediatel Global Communications Limited (Filed March 26, 1999 on
         Form 8-K)
2.5 Share Exchange Agreement for the Acquisition of MegaHertz-NKO, Inc. (Filed May 24, 1999 on Form 8-K)
2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999)
2.7 Agreement and Plan of Merger for the acquisition of Tekbilt World Communications, Inc. (Filed under Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30, 2000)
2.8 Share Exchange Agreement for the Sale of Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.) (Filed as Exhibit 2.8 under Annual Form 10-K for the year ended June 30, 2001)
2.9 Agreement for the sale of certain operating assets and liabilities of Clariti Telecommunications Europe Ltd. and Clariti Carrier Services Ltd. (Filed as Exhibit 2.9 under Annual Form 10-K/A for the year ended June 30, 2001)
2.10 Stock Sale and Purchase Agreement for sale of Tekbilt World Communications, Inc. (Filed as Exhibit 2 to the May 24, 2001 Form 8-K)
2.11 Stock Sale and Purchase Agreement for sale of MegaHertz-NKO, Inc. (Filed as Exhibit 2.11 under Annual Form 10-K/A for the year ended June 30, 2001)
2.12 Acquisition and Share Exchange Agreement for the purchase of 17,949,900 common shares of DataWave Systems Inc. (Filed as Exhibit A to the January 17, 2003 Schedule 13D)

2.13 Share Exchange Agreement for the purchase of 4,023,030 common shares of DataWave Systems Inc. (Filed as Exhibit 1 to the January 24, 2003
         Schedule 13D)
3.1 Articles of Incorporation (Filed with Annual Report on Form 10-KSB for the period ended July 31, 1990)
3.1.1 Amendment to Articles of Incorporation (Filed with Annual Report on Form 10-K for the period ended June 30, 2000)
3.2 Bylaws (Filed with Annual Report on Form 10-KSB for the period ended July 31, 1990)
4.1 Secured Debenture for Borrowing of $750,000 (Filed as Exhibit 4.1 under Annual Form 10-K for the year ended June 30, 2001)
10.1 Employment Agreement with James M. Boyd, Jr. (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31,
         1997)
10.4     Employment Agreement with David C. Bryan (Filed under Amendment
         No. 2 to Annual Report on Form 10-KSB for the year ended July 31,
         1997)
10.5 Employment Agreement with Michael P. McAndrews (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997)
10.6 Employment Agreement with Ronald R. Grawert (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30,
         1999)
10.7 Employment Agreement with Joseph A. Smith (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999)
10.8 Employment Agreement with Daniel P. McDuffie (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30,
         1999)
10.9 Employment Agreement with James M. Boyd, Jr. (Filed with Annual Report on Form 10-K for the period ended June 30, 2000)
16.1 Letter on change in certifying accountant (Filed December 23, 1998 on Form 8-K filed (earliest event reported December 18, 1998))
16.2 Letter on change in certifying accountant (Filed September 23, 1999 as Amendment No. 1 to Form 8-K)
21.1* List of Subsidiaries: See "Corporate Holdings" on page 3 of this report.
31* Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
         See page 41 of this report.
32* Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350: See page 43 of this report.


Reports on Form 8-K
-------------------

The Company filed the following Form 8-K during the quarter ended June 30, 2003: None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRATED DATA CORP.

                                    By:  /s/David C. Bryan
                                         -----------------
                                         David C. Bryan
                                         President & Chief Executive Officer

                                    Dated:  October 14, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By:   /s/David C. Bryan
                                          -----------------
                                          David C. Bryan
                                          President & Chief Executive Officer
                                          (Principal executive officer and
                                           principal financial officer)

                                                                   EXHIBIT 31
                                                                   ----------

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David C. Bryan, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Integrated Data Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: 14 October 2003               By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President & Chief Executive Officer
                                         (Principal executive officer and
                                          principle financial officer)

                                                                   EXHIBIT 32
                                                                   ----------





               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Integrated Data Corp (the "Company") on From 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Bryan, President and Chief Executive Officer (principal executive officer) and principal financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 14, 2003             By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President and CEO
                                         (Principal executive officer and
                                          principal financial officer)