Form 10-Q
period 2003-09-30
INTEGRATED DATA CORP
filed 2003-11-14
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003


                         Commission File Number 0-31729


                             INTEGRATED DATA CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    23-2498715
--------------------------------            ---------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


         625 W. Ridge Pike, Suite C-106, Conshohocken, PA 19428
         ----------------------------------------------------------
                  (Address of principal executive offices)

                          Telephone: (610) 825-6224


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  [X]Yes  [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                     [ ]Yes  [X]No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                                      [X]Yes  [ ]No

As of November 14, 2003, there were 7,685,609 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at September 30, 2003 (unaudited)
          and June 30, 2003 (audited)......................................1

          Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited)....................2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the three months ended September 30, 2003 (unaudited)........3

          Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 (unaudited)....................4

          Notes to Consolidated Financial Statements (unaudited)...........5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................19

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................22

     Item 4.  Controls and Procedures.....................................23


PART II.  OTHER INFORMATION...............................................24

     Item 1.  Legal Proceedings...........................................24

     Item 2.  Changes in Securities and Use of Proceeds...................24

     Item 3.  Defaults Upon Senior Securities.............................24

     Item 4.  Submission of Matters to a Vote of Security Holders.........24

     Item 5.  Other Information...........................................24

     Item 6.  Exhibits and Reports on Form 8-K............................24

SIGNATURES................................................................25

Section 302 Certification.................................................26

Section 906 Certification.................................................28


                                      -i-



                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                                September 30,      June 30,
                                                    2003            2003
                                                -----------       ---------
                                                (Unaudited)       (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $  1,235        $  2,143
  Accounts receivable, net allowance of $53 & $55    3,844           2,038
  Inventory                                          1,601           1,225
  Prepaid expenses and other current assets            570             487
                                                  ---------       ---------
     Total Current Assets                            7,250           5,893
PROPERTY AND EQUIPMENT, NET                          2,191           1,730
INTANGIBLE ASSETS, NET
  Amortizable                                        4,183           4,330
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                 8               8
OTHER ASSETS                                            54              54
                                                  ---------       ---------
TOTAL ASSETS                                      $ 15,150        $ 13,479
                                                  =========       =========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $  7,722        $  6,141
  Short-term borrowings from related parties           413             318
  Deferred revenue                                      96             146
                                                  ---------       ---------
     Total Current Liabilities                       8,231           6,605
MINORITY INTEREST                                      992             811

STOCKHOLDERS' EQUITY
COMMON STOCK
  $0.001 par value; 300,000,000 shares authorized;
  Issued and outstanding, 7,685,609 shares at
  September 30,2003 and 7,685,609 shares at
  June 30, 2003                                          8               8
WARRANTS OUTSTANDING, NET                              998           1,613
ADDITIONAL PAID-IN-CAPITAL                         284,342         283,727
ACCUMULATED DEFICIT                               (279,566)       (279,308)
ACCUMULATED OTHER COMPREHENSIVE INCOME                 145              23
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           5,927           6,063
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,150        $ 13,479
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (Dollars in Thousands, Except Per Share Amounts)

                                    Three Months Ended     Three Months Ended
                                    September 30, 2003     September 30, 2002
                                    ------------------     ------------------
REVENUE                                  $  4,136               $      -
COST OF REVENUE                            (2,459)                     -
                                         ---------              ---------
GROSS PROFIT                                1,677                      -

OPERATING EXPENSES
  Marketing expenses                          411                      -
  Research and development expenses           375                      -
  Depreciation and amortization               356                     65
  General and administrative                  766                    106
                                         ---------              ---------
LOSS FROM OPERATIONS                         (231)                  (171)
                                         ---------              ---------

OTHER INCOME (EXPENSE)
  Other income                                  9                      -
  Interest expense                              -                     (1)
  Minority interest                           (58)                     -
  Gain on foreign exchange                     22                      -
                                         ---------              ---------
NET LOSS BEFORE EXTRAORDINARY GAIN           (258)                  (172)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                                  -                    340
                                         ---------              ---------
NET INCOME (LOSS)                        $   (258)              $    168
                                         =========              =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            7,685,609             38,538,456

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
  Net loss before extraordinary gain     $  (0.03)              $  (0.01)
  Extraordinary gain on discharge
    of indebtedness                             -                   0.01
                                         ---------              ---------
  Net income (loss)                      $  (0.03)                     -
                                         =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE MONTHS ENDED SEPTEMBER 30, 2003
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2003      7,686   $    8   $ 1,613   $ 283,727  $(279,308)

Three months ended
 September 30, 2003
  (unaudited):
 Exercise of stock options       -        -         -           -          -
 Common stock warrants expired   -        -      (615)        615          -
 Net income (loss)               -        -         -           -       (258)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, SEPTEMBER 30,
 2003 (unaudited)            7,686   $    8  $    998   $ 284,342  $(279,566)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2003                $       -          $      23

Three months ended
 September 30, 2003
  (unaudited):
 Exercise of stock options                     -                  -
 Common stock warrants expired                 -                  -
 Net income (loss)                          (258)                 -
 Foreign currency translation
  adjustment                                 122                122
                                       ----------         ----------
BALANCES, SEPTEMBER 30,
 2003 (unaudited)                      $    (136)         $     145
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                    Three Months Ended     Three Months Ended
                                    September 30, 2003     September 30, 2002
                                    ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $   (258)              $    168
  Adjustments to reconcile net loss to net
  cash flows used in operating activities:
    Extraordinary gain on discharge of
      indebtedness                              -                   (340)
    Depreciation and amortization             356                     65
    Minority interest                          58                      -
    Other                                       -                      1
  Change in current assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                    (1,806)                     -
    Inventory                                (376)                     -
    Prepaid expenses & other current assets   (83)                    (4)
    Accounts payable & accrued liabilities  1,581                     19
    Deferred revenue                          (50)                     -
                                         ---------              ---------
  Net cash provided by (used)
  in operating activities                    (578)                   (91)
                                         ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in long-lived assets            (425)                     -
                                         ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings          95                     87
                                         ---------              ---------

NET CHANGE IN CASH AND EQUIVALENTS           (908)                    (4)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD   2,143                      5
                                         ---------              ---------
CASH AND EQUIVALENTS, END OF PERIOD      $  1,235               $      1
                                         =========              =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period
    Interest                             $      -               $      -
    Income taxes                         $      -               $      -


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Integrated Data Corp. ("IDC" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicted, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in IDC's June 30, 2003 Form 10-K and other information included in IDC's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services.

The Company was originally formed in February 1988 as the successor to a music and recording studio business. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. This wireless technology allowed for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and forming leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd and a majority ownership in DataWave Systems Inc.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2003 and 2002 are referred to as Fiscal 1Q04 and Fiscal 1Q03, respectively.

DataWave System's Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the September 30, 2003 financial statements of the Company include the balance sheet of DataWave as of June 30, 2003. The results of operations of DataWave for the three months ended June 30, 2003 are included in the statement of operations of the Company for the three months ended September 30, 2003.


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments
---------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet approximate their fair value because of their short maturities.

Accounts receivable includes amounts due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No such impairment losses were identified at September 30, 2003.

Goodwill and Other Intangible Assets
------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standard No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

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

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the three month ended September 30, 2003. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company has adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q04 and Fiscal 1Q03 were the same because the effect of using the treasury stock method would be antidilutive.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45: The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

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


NOTE 4 - ACQUISITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services, Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method, and the results of C4 Services have been included in the Company's consolidated results effective December 31, 2002. At the time of acquisition, C4 Services owned the exclusive international (excluding the Americas) DataWave technology license and Integrated Communication Services Ltd ("ICS"). Both were transferred direct to the parent company, Integrated Data Corp, and the C4 Services entity was discontinued. Hence, the Company now owns the exclusive worldwide (excluding the Americas) rights to own, operate, and license any and all DataWave technologies and services (the "DataWave International License"), and ICS is a wholly-owned subsidiary of the Company. The purchase price of $4,200,000 has been allocated to the DataWave International License.

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share.

Effective January 14, 2003, the Company agreed to purchase an additional 4,023,030 freely tradable shares of DataWave. The shares were purchased in

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 4 - ACQUISITIONS (Continued)

off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share. These shares, when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitutes a majority of 50.062% of the issued and outstanding shares of DataWave. The acquisition was accounted for under the purchase method of accounting.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the September 30, 2003 financial statements of the Company include the balance sheet of DataWave as of June 30, 2003. The results of operations of DataWave for the three months ended June 30, 2003 are included in the statement of operations of the Company for the three months ended September 30, 2003.

The following summary presents the Company's unaudited pro forma consolidated results of operations for the three months ended September 30, 2002 as if DataWave was acquired July 1, 2002 (in thousands).

         Revenue                                           $ 4,460
         Net loss before extraordinary gain                $  (121)
         Extraordinary gain                                $   340
         Net income                                        $   219

         Basic and diluted income (loss) per share
         Net loss before extraordinary gain                $     -
         Extraordinary gain                                $  0.01
         Net income                                        $  0.01


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      1Q04          2003
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $53 and $55)        $ 3,497       $ 1,698
     Input tax credits receivable                       342           211
     Other receivables                                    5           129
                                                    -------       -------
                                                    $ 3,844       $ 2,038
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q04          2003
                                                     ------        ------

     DataWave Telecard Merchandisers                $   198       $   142
     Long-distance and cellular time                  1,336           997
     Prepaid cards                                       67            86
                                                    -------       -------
                                                    $ 1,601       $ 1,225
                                                    =======       =======


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q04          2003
                                                     ------        ------

     Computer equipment and software                $ 2,017       $ 1,844
     Office equipment and furniture                     204           193
     Office machinery and equipment                      53            55
     Parts, supplies and components                     581           581
     Vending machines in assembly                        55            55
     Vending equipment                                3,974         3,325
     Leasehold improvements                              40            53
                                                    -------       -------
     Total Cost                                     $ 6,924       $ 6,106
     Less accumulated depreciation                   (4,733)       (4,376)
                                                    -------       -------
                                                    $ 2,191       $ 1,730
                                                    =======       =======

Depreciation expense was $171,000 and $49,000 for Fiscal 1Q04 and Fiscal
1Q03.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q04          2003
                                                     ------        ------

     DataWave International License                 $ 4,200       $ 4,200
     Customer lists                                     693           623
     Patents and technology                             450           450
                                                    -------       -------
                                                    $ 5,343       $ 5,273
     Less accumulated amortization                   (1,160)         (943)
                                                    -------       -------
                                                    $ 4,183       $ 4,330
                                                    =======       =======

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $185,000 and $16,000 for Fiscal 1Q04 and Fiscal
1Q03.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q04          2003
                                                     ------        ------
     Trade accounts payable                         $ 5,145       $ 3,902
     Accrued compensation and benefits                  206           266
     Co-op and rebate accruals                          238           300
     Long-distance time accruals                        842           926
     Other accrued liabilities                          426           155
     State, local, GST and other taxes payable          850           592
                                                    -------       -------
                                                    $ 7,707       $ 6,141
                                                    =======       =======


NOTE 10 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of $340,000 resulted from the Chapter 7 liquidation of RadioNet International, Inc., a wholly-owned subsidiary of the Company.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 11 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("ITS"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through the end of Fiscal Year 2004. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of September 30, 2003 and June 30, 2003 was $413,000 and $318,000.


NOTE 12 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 1Q04 and Fiscal 1Q03 due to the following:

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal 1Q04:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------

  Warrant outstanding, 6/30/03     7    $5.00 - $1,148.00        $412.00
  Warrants canceled/expired       (2)   $356.00 - $506.00        $352.00
                                ------  -----------------        -------
  Warrants outstanding, 9/30/03    5    $5.00 - $1,148.00        $336.63
                                ======  =================        =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no warrants issued during Fiscal 1Q04.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

The aggregate fair market value of the stock for which an employee may be granted incentive options which are first exercisable in any calendar year shall not exceed $100,000. The Company has reserved a total of 1,250,000 shares for issuance under the Plan.

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during Fiscal 1Q04:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------
  Options outstanding,
    9/30/03 and 6/30/03           5.5   $9.00 - $1,188.00         $631.46
                                ======  =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal 1Q04.


NOTE 15 - SEGMENT INFORMATION

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

The Company has long-lived assets of $5,575,000 in the US and $2,325,000 in Canada at September 30, 2003. Long-lived assets consist of property and equipment, goodwill, and licenses. The Company has earned revenue from sales to customers of approximately $1,521,000 in the US and $2,615,000 in Canada for Fiscal 1Q04. During the 1Q04, two customers comprised approximately 31% of revenue and 40% of accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.


Forward-Looking Statements
--------------------------
Certain information included in this quarterly report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

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

General Operations
------------------
Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services.

As of September 30, 2003 Integrated Data Corp owns and/or controls the following holdings and interests:

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

Descriptions of each of these interests and operations can be found in our Annual Report on Form 10-K for fiscal 2003.


Results of Operations
---------------------
The Company has undergone significant changes over the past 12 months. As of September 30, 2002 the Company held two subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST(R) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(R) services in Italy.

Since September 2002, the Company has acquired a number of other holdings as detailed in the table in the General Operations section above. While C3, Integrated Communications Services Ltd ("ICS"), and DataWave Systems Inc ("DataWave") all reported revenue for this reporting quarter, DataWave's operating results, by far, have the most influence on IDC's consolidated financial statements. DataWave, as a NASDAQ OTCBB-listed public company, maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave has a March 31 fiscal year end while the Company has a June 30 fiscal year end. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q, DataWave's Fiscal 1Q04 financial statements are consolidated with the rest of IDC's Fiscal 1Q04 financial statements.

When reading any of the following discussions and analysis of financial condition and results of operations, it must be kept in mind that the Company is substantially different than the Company of one year ago.


Three Months Ended September 30, 2003 ("Fiscal 1Q04")
vs. Three Months Ended September 30, 2002 ("Fiscal 1Q03")
--------------------------------------------------------
For Fiscal 1Q04, the Company incurred a net loss of $258,000, or $(0.03) per share, on $4,136,000 in revenue as compared to net gain of $168,000, or $0.00 per share, on no revenue in Fiscal 1Q03. Net loss before extraordinary gain was $258,000 or $(0.03) per share in Fiscal 1Q04 compared to a net loss before ordinary gain of $172,000 or $(0.01) per share for Fiscal 1Q03

Marketing expenses increased from $0 in Fiscal 1Q03 to $411,000 in Fiscal 1Q04. All of the $411,000 in marketing expenses was incurred by DataWave for advertising expenses. Research and development expenses increased from $0 in Fiscal 1Q03 to $375,000 in Fiscal 1Q04 due to product development costs associated with DataWave.

Depreciation and amortization increased from $65,000 in Fiscal 1Q03 to $356,000 in Fiscal 1Q04. $164,000 of the $291,000 increase was attributable to DataWave with the balance primarily attributable to the amortization of the DataWave International License.

General and administrative expenses were $766,000 in Fiscal 1Q04 as compared to $106,000 in Fiscal 1Q03. This increase of $660,000 was primarily from G&A expenses consolidated from the DataWave financial statements.

Other income of $9,000 and Gain of foreign exchange of $22,000 in Fiscal 1Q04 were direct from DataWave. The Minority interest expense of $58,000 represents the 49.9% of DataWave not held by IDC.


Liquidity and Capital Resources
-------------------------------
At September 30, 2003, the Company had a working capital deficit of $981,000 (including a cash balance of $1,235,000) as compared to a working capital deficit of $712,000 (including a cash balance of $2,143,000) at June 30, 2003. Cash decreased by $908,000 due to the use of $578,000 for operations and $425,000 for the purchase of equipment, offset by $95,000 in proceeds from short-term borrowings.

The Company has a commitment from Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates to fund the Company's working capital requirements through the end of Fiscal 2004. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees and general and administrative expenses. This funding is under a convertible, non-interest bearing, unsecured promissory note(s) issued to ITS and/or its affiliates. Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.


Significant Accounting Policies
-------------------------------
Our accounting policies are set out in Note 3 of the accompanying consolidated financial statements of IDC. In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2003, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at June 30, 2003, the fair value would decline by an immaterial amount. We do not believe that our results of operation or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. denominated cash and money market investments.

With a portion of revenues and operating expenses denominated in Canadian dollars and British pounds, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We purchase goods and services in Canadian dollars, U.S.

dollars, and British pounds and earn revenues in these currencies as well. Foreign exchange risk is managed by satisfying foreign denominated expenditures with case flows or assets denominated in the same currency.


ITEM 4.  CONTROLS AND PROCEDURES.

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

                         PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------
31* Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32* Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350.

*filed herewith


Reports on Form 8-K
-------------------

On August 4, 2003 the Company announced that on August 1, 2003, David C. Bryan was appointed as Chairman, Chief Executive Officer, and President replacing Abe Carmel.

On August 20, 2003 the Company, through an attached Press Release, announced its continuing interest in acquiring TransNet Corporation (OTCBB: TRNT).

                                  SIGNATURES
                                  ----------

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

                                    Dated:  November 14, 2003

                                                                   EXHIBIT 31
                                                                   ----------

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David C. Bryan, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Integrated Data
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions abut the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 14 November 2003               By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President & Chief Executive Officer
                                         (Principal executive officer and
                                          principle financial officer)

                                                                   EXHIBIT 32
                                                                   ----------





               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Data Corp (the "Company") on From 10-Q for the fiscal quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Bryan, President and Chief Executive Officer (principal executive officer) and principal financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  14 November 2003             By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President and CEO
                                         (Principal executive officer and
                                          principal financial officer)