Form 10-Q
period 2003-12-31
INTEGRATED DATA CORP
filed 2004-02-13
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2003


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

As of February 13, 2004 there were 7,685,677 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at December 31, 2003 (unaudited)
          and June 30, 2003 (audited)......................................1

          Consolidated Statements of Operations for the three months and six months ended December 31, 2003 and 2002(unaudited).......2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the six months ended December 31, 2003 (unaudited)...........3

          Consolidated Statements of Cash Flows for the six months
          ended December 31, 2003 and 2002 (unaudited).....................4

          Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................21

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................25

     Item 4.  Controls and Procedures.....................................25


PART II.  OTHER INFORMATION...............................................27

     Item 1.  Legal Proceedings...........................................27

     Item 2.  Changes in Securities and Use of Proceeds...................27

     Item 3.  Defaults Upon Senior Securities.............................27

     Item 4.  Submission of Matters to a Vote of Security Holders.........27

     Item 5.  Other Information...........................................27

     Item 6.  Exhibits and Reports on Form 8-K............................27

SIGNATURES................................................................28

Section 302 Certification.................................................29

Section 906 Certification.................................................31


                                      -i-



                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                December 31,      June 30,
                                                    2003            2003
                                                -----------       ---------
                                                (Unaudited)       (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $  2,002        $  2,143
  Accounts receivable, net allowance of $50 & $55    3,976           2,038
  Inventory                                          1,678           1,225
  Prepaid expenses and other current assets            716             487
                                                  ---------       ---------
     Total Current Assets                            8,372           5,893
PROPERTY AND EQUIPMENT, NET                          1,942           1,730
INTANGIBLE ASSETS, NET
  Amortizable                                        3,984           4,330
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                 8               8
OTHER ASSETS                                            54              54
                                                  ---------       ---------
TOTAL ASSETS                                      $ 15,824        $ 13,479
                                                  =========       =========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $  8,531        $  6,141
  Short-term borrowings from related parties           578             318
  Deferred revenue                                      51             146
                                                  ---------       ---------
     Total Current Liabilities                       9,160           6,605
MINORITY INTEREST                                    1,011             811

STOCKHOLDERS' EQUITY
COMMON STOCK
  $0.001 par value; 300,000 shares authorized;
  Issued and outstanding, 7,686 shares at December
  31,2003 and 7,686 shares at June 30, 2003              8               8
WARRANTS OUTSTANDING, NET                              846           1,613
ADDITIONAL PAID-IN-CAPITAL                         284,494         283,727
ACCUMULATED DEFICIT                               (279,776)       (279,308)
ACCUMULATED OTHER COMPREHENSIVE INCOME                  81              23
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           5,653           6,063
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,824        $ 13,479
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
                                    ------------------    ------------------
                                      2003      2002        2003      2002
                                    --------  --------    --------  --------
REVENUE                             $  4,734  $     25    $  8,870  $     25
COST OF REVENUE                        2,862         6       5,321         6
                                    --------  --------    --------  --------
GROSS PROFIT                           1,872        19       3,549        19

OPERATING EXPENSES
  Marketing expenses                     413         -         824         -
  Research and development expenses      371         -         746         -
  Depreciation and amortization          380       122         736       187
  General and administrative             910       219       1,676       325
  Income from unconsolidated subsidiary    -        (8)          -        (8)
                                    --------  --------    --------  --------
LOSS FROM OPERATIONS                    (202)     (314)       (433)     (485)
                                    --------  --------    --------  --------

OTHER INCOME (EXPENSE)
  Other income                            76         -          85         -
  Interest expense                         -         -           -        (1)
  Minority interest                      (81)        -        (139)        -
  Gain on foreign exchange                (3)        -          19         -
                                    --------  --------    --------  --------
                                          (8)        -         (35)       (1)
                                    --------  --------    --------  --------
NET LOSS BEFORE EXTRAORDINARY GAIN      (210)     (314)       (468)     (486)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                             -     3,635           -     3,975
                                    --------  --------    --------  --------
NET INCOME (LOSS)                   $   (210) $  3,321    $   (468) $  3,489
                                    ========  ========    ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          7,686     1,452       7,686       918

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
  Net loss before extraordinary     $  (0.03) $  (0.22)   $  (0.06) $  (0.54)
  Extraordinary gain on discharge
    of indebtedness                        -      2.50           -      4.33
                                    --------  --------    --------  --------
  Net income (loss)                 $  (0.03) $   2.28    $  (0.06)     3.79
                                    ========  ========    ========  ========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -2-



                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED DECEMBER 31, 2003
                       (Dollars and Shares in Thousands)


                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2003      7,686   $    8   $ 1,613   $ 283,727  $(279,308)

Six months ended December
 31, 2003(unaudited):
 Exercise of stock options       -        -         -           -          -
 Common stock warrants expired   -        -      (767)        767          -
 Net income (loss)               -        -         -           -       (468)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, DECEMBER 31,
 2003 (unaudited)            7,686   $    8  $    846   $ 284,494  $(279,776)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2003                $       -          $      23

Six months ended December
 31, 2003(unaudited):
 Exercise of stock options                     -                  -
 Common stock warrants expired                 -                  -
 Net income (loss)                          (468)                 -
 Foreign currency translation
  adjustment                                  58                 58
                                       ----------         ----------
BALANCES, DECEMBER 31,
 2003 (unaudited)                      $    (410)         $      81
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 Six Months Ended
                                                   December 31,
                                           ----------------------------
                                               2003            2002
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $      (468)    $     3,489
  Adjustments to reconcile net loss to net
  cash flows used in operating activities:
    Extraordinary gain on discharge of
      indebtedness                                   -          (3,975)
    Depreciation and amortization                  736             187
    Minority interest                              139               -
    Income from unconsolidated subsidiary            -              (8)
  Change in current assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                         (1,938)            (20)
    Inventory                                     (453)              -
    Prepaid expenses & other current assets       (229)             (5)
    Accounts payable & accrued liabilities       2,390            (224)
    Deferred revenue                               (95)              -
                                           ------------    ------------
  Net cash provided by (used in)
    operating activities                            82            (556)
                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in long-lived assets                 (572)              -
                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              260             552
                                           ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             89               -
                                           ------------    ------------

NET CHANGE IN CASH AND EQUIVALENTS                (141)             (4)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD        2,143               5
                                           ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD        $     2,002     $         1
                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)
                             (Dollars in Thousands)


                                                 Six Months Ended
                                                   December 31,
                                           ----------------------------
                                               2003            2002
                                           ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period:
    Interest                               $         -     $         -
    Income taxes                           $         -     $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Conversion of debt into equity           $         -     $       850
  Issuance of shares upon acquisitions:
    DataWave Systems Inc.                  $         -     $     1,795
    C4 Services Ltd.                       $         -     $     4,200



The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


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


NOTE 2 - HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries
(collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. This wireless technology allowed for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and forming leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd. and a majority ownership in DataWave Systems Inc.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2003 and 2002 are referred to as Fiscal 2Q04 and Fiscal 2Q03, respectively, and the six-month periods ended December 31, 2003 and 2002 are referred to as Fiscal First Half 2004 and Fiscal First Half 2003, respectively.

DataWave System's Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the December 31, 2003 financial statements of the Company include the balance sheet of DataWave as of September 30, 2003. The results of operations of DataWave for the three months and six months ended September 30, 2003 are included in the statement of operations of the Company for the three months and six months ended December 31, 2003.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No such impairment losses were identified at December 31, 2003.

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

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the three months and six months ended December 31, 2003. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


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

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2Q04 and Fiscal 2Q03 and Fiscal First Half 2004 and Fiscal First Half 2003 were the same because the effect of using the treasury stock method would be antidilutive.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented.
Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 14.

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. This statement is not currently applicable to the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 30, 2003 AND 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement is not currently applicable to the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not currently applicable to the Company.

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


NOTE 4 - ACQUISITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method, and the results of C4 Services have been included in the Company's consolidated results effective December 31, 2002. At the time of acquisition, C4 Services owned the exclusive international (excluding the Americas) DataWave technology license and Integrated Communication Services Ltd ("ICS"). Both were transferred directly to the parent company, Integrated Data Corp, and the C4 Services entity was discontinued. Hence, the Company now owns the exclusive worldwide (excluding the Americas) rights to own, operate, and license any and all DataWave technologies and services (the "DataWave International License"), and ICS is a wholly-owned subsidiary of the Company. The purchase price of $4,200,000 has been allocated to the DataWave International License.

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems, Inc. for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share.

Effective January 14, 2003, the Company agreed to purchase an additional 4,023,030 freely tradable shares of DataWave. The shares were purchased in

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 4 - ACQUISITIONS (Continued)

off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share. These shares, when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, which constitute a majority of 50.062% of the issued and outstanding shares of DataWave. The acquisition was accounted for under the purchase method of accounting.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the December 31, 2003 financial statements of the Company include the balance sheet of DataWave as of September 30, 2003. The results of operations of DataWave for the three months and six months ended September 30, 2003 are included in the statement of operations of the Company for the three months and six months ended December 31, 2003.

The following summary presents the Company's unaudited pro forma consolidated results of operations for the six months ended December 31, 2002 as if DataWave was acquired July 1, 2002 (in thousands).

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


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      2Q04          2003
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $50 and $55)        $ 3,472       $ 1,698
     Input tax credits receivable                       377           211
     Other receivables                                  127           129
                                                    -------       -------
                                                    $ 3,976       $ 2,038
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q04          2003
                                                     ------        ------

     DataWave Telecard Merchandisers                $   131       $   142
     Long-distance and cellular time                  1,421           997
     Prepaid cards                                      126            86
                                                    -------       -------
                                                    $ 1,678       $ 1,225
                                                    =======       =======


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q04          2003
                                                     ------        ------

     Computer equipment and software                $ 2,018       $ 1,844
     Office equipment and furniture                     206           193
     Office machinery and equipment                      54            55
     Parts, supplies and components                     581           581
     Vending machines in assembly                        55            55
     Vending equipment                                3,840         3,325
     Leasehold improvements                              40            53
                                                    -------       -------
     Total Cost                                     $ 6,794       $ 6,106
     Less accumulated depreciation                   (4,852)       (4,376)
                                                    -------       -------
                                                    $ 1,942       $ 1,730
                                                    =======       =======

Depreciation expense was $214,000 and $60,000 for Fiscal 2Q04 and Fiscal 2Q03, and $385,000 and $109,000 for Fiscal First Half 2004 and Fiscal First Half 2003.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q04          2003
                                                     ------        ------

     DataWave International License                 $ 4,200       $ 4,200
     Customer lists                                     690           623
     Patents and technology                             450           450
                                                    -------       -------
                                                    $ 5,340       $ 5,273
     Less accumulated amortization                   (1,356)         (943)
                                                    -------       -------
                                                    $ 3,984       $ 4,330
                                                    =======       =======

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $166,000 and $62,000 for Fiscal 2Q04 and Fiscal 2Q03, and $351,000 and $78,000 for Fiscal First Half 2004 and Fiscal First Half 2003.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q04          2003
                                                     ------        ------
     Trade accounts payable                         $ 5,907       $ 3,902
     Accrued compensation and benefits                   36           266
     Co-op and rebate accruals                          382           300
     Long-distance time accruals                      1,032           926
     Other accrued liabilities                          571           155
     State, local, GST and other taxes payable          603           592
                                                    -------       -------
                                                    $ 8,531       $ 6,141
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 10 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of $3,635,000 in Fiscal 2Q03 resulted from the Chapter 11 Reorganization of the Company and the $340,000 in Fiscal 1Q03 resulted from the Chapter 7 liquidation of RadioNet International Inc., a wholly-owned subsidiary of the Company.


NOTE 11 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("ITS"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through the end of Fiscal Year 2004. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of December 31, 2003 and June 30, 2003 was $578,000 and $318,000.


NOTE 12 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2Q04 and Fiscal 2Q03 and Fiscal First Half 2004 and Fiscal First Half 2003 due to the following:

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 12 - INCOME TAXES (Continued)

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


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal First Half 2004:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------

  Warrant outstanding, 6/30/03     7    $5.00 - $1,148.00        $412.00
  Warrants canceled/expired       (3)   $100.00 - $506.00        $404.00
                                ------  -----------------        -------
  Warrants outstanding, 12/31/03   4    $5.00 - $1,148.00        $354.00
                                ======  =================        =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no warrants issued during Fiscal First Half 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

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

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during Fiscal First Half 2004:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------
  Options outstanding,
    9/30/03 and 6/30/03           5.5   $9.00 - $1,188.00         $636.85
                                ======  =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal First Half 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002


NOTE 15 - NET AGENCY SALES

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service does not incur significant inventory risk and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time paid to suppliers and is included as revenue in the Company's statement of operations. Net agency sales consist of the following (in thousands):

                                                   Fiscal       Fiscal First
                                                    2Q04         Half 2004
                                                 ----------     ------------

     Gross proceeds received on agency sales      $ 17,112        $ 29,380
     Less payments to suppliers                    (14,970)        (15,481)
                                                  ---------       ---------
     Net agency sales                             $  2,142        $  3,898
                                                  =========       =========


NOTE 16 - SEGMENT INFORMATION

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

The Company has long-lived assets of $5,262,000 in the US and $2,128,000 in Canada at December 31, 2003. Long-lived assets consist of property and equipment and intangibles. The Company has earned revenue from sales to customers of approximately $1,835,000 in the U.S., $2,857,000 in Canada, and $42,000 in the U.K. for Fiscal 2Q04 and approximately $3,348,000 in the US. $5,474,000 in Canada, and $48,000 in the U.K. for Fiscal First Half 2004. During the First Half 2004, two customers comprised approximately 20% of revenue and 56% of accounts receivable.

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

As of December 31, 2003 Integrated Data Corp owns and/or controls the following holdings and interests:

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


Results of Operations
---------------------
The Company has undergone significant changes over the past 15 months. In November 2002 the Company held two operating subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST(R) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(R) services in Italy.

Since November 2002, the Company has acquired a number of other holdings as detailed in the table in the General Operations section above and in Note 4 of the accompanying consolidated financial statements of IDC. While C3, Integrated Communications Services Ltd ("ICS"), and DataWave Systems Inc ("DataWave") all reported revenue for this reporting quarter, DataWave's operating results, by far, have the most influence on IDC's consolidated financial statements. DataWave, as a NASDAQ OTCBB-listed public company, maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave has a March 31 fiscal year end while the Company has a June 30 fiscal year end. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q, DataWave's Fiscal 2Q04 financial statements are consolidated with the rest of IDC's Fiscal 2Q04 financial statements.

When reading any of the following discussions and analysis of financial condition and results of operations, it must be kept in mind that the Company is substantially different than the Company of one year ago.


Three Months Ended December 31, 2003 ("Fiscal 2Q04")
vs. Three Months Ended December 31, 2002 ("Fiscal 2Q03")
--------------------------------------------------------
For Fiscal 2Q04, the Company incurred a net loss of $210,000, or $(0.03) per share, on $4,734,000 in revenue as compared to net gain of $3,321,000, or $2.28 per share, on $25,000 in revenue in Fiscal 2Q03. Excluding extraordinary gain on discharge of indebtedness, in Fiscal 2Q03 the Company incurred a net loss of $314,000, or $(0.22) per share, on $25,000 in revenue.

Marketing expenses increased from $0 in Fiscal 2Q03 to $413,000 in Fiscal 2Q04. All of the $413,000 in marketing expenses was incurred by DataWave for selling and marketing expenses. Research and development expenses increased from $0 in Fiscal 2Q03 to $371,000 in Fiscal 2Q04 due to product development costs associated with DataWave.

Depreciation and amortization increased from $122,000 in Fiscal 2Q03 to $380,000 in Fiscal 2Q04. $199,000 of the $258,000 increase was attributable to DataWave with the balance primarily attributable to the full-quarter amortization of the DataWave International License.

General and administrative expenses were $910,000 in Fiscal 2Q04 as compared to $219,000 in Fiscal 2Q03. This increase of $691,000 was from G&A expenses consolidated from the DataWave financial statements.

Other income of $76,000 was direct from DataWave. The Minority interest expense of $81,000 represents the 49.9% of DataWave not held by IDC.


Six Months Ended December 31, 2003 ("Fiscal First Half 2004")
vs. Six Months Ended December 31, 2002 ("Fiscal First Half 2003")
--------------------------------------------------------
For Fiscal First Half 2004, the Company incurred a net loss of $468,000, or $(0.06) per share, on $8,870,000 in revenue as compared to net gain of $3,489,000, or $3.79 per share, on $25,000 in revenue in Fiscal First Half

2003. Excluding extraordinary gain on discharge of indebtedness, in Fiscal First Half 2003 the Company incurred a net loss of $486,000, or $(0.54) per share, on $25,000 in revenue.

Marketing expenses increased from $0 in Fiscal First Half 2003 to $824,000 in Fiscal First Half 2004. All of the $824,000 in marketing expenses was incurred by DataWave. Research and development expenses increased from $0 in Fiscal First Half 2003 to $746,000 in Fiscal First Half 2004 due to product development costs associated with DataWave.

Depreciation and amortization increased from $187,000 in Fiscal First Half 2003 to $736,000 in Fiscal First Half 2004. This increase is attributable to DataWave fiscal consolidation plus the amortization of the DataWave International License acquired in December 2002.

General and administrative expenses increased $1,351,00, $1,676,000 in Fiscal First Half 2004 as compared to $325,000 in Fiscal First Half 2003, due to DataWave fiscal consolidation. Other income of $85,000 was direct from DataWave, and the Minority interest expense of $139,000 represents the 49.9% of DataWave not held by IDC.


Liquidity and Capital Resources
-------------------------------
At December 31, 2003, the Company had a working capital deficit of $788,000 (including a cash balance of $2,002,000) as compared to a working capital deficit of $712,000 (including a cash balance of $2,143,000) at June 30, 2003. Cash decreased by $141,000 due to the use of $572,000 for the purchase of equipment, offset by $82,000 from operations, $260,000 in proceeds from short-term borrowings, and $89,000 in gains from exchange rate changes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2003, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at December 31, 2003, the fair value would decline by an immaterial amount. We do not believe that our results of operation or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. denominated cash and money market investments.

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

None.

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

                                    Dated:  February 13, 2004

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


Date:  13 February 2004             By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President & Chief Executive Officer
                                         (Principal executive officer and
                                          principle financial officer)

                                                                   EXHIBIT 32
                                                                   ----------





               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Data Corp (the "Company") on Form 10-Q for the fiscal quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Bryan, President and Chief Executive Officer (principal executive officer) and principal financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  13 February 2004             By:  /s/ David C. Bryan
                                         ------------------
                                         David C. Bryan
                                         President and CEO
                                         (Principal executive officer and
                                          principal financial officer)