Form 10-Q
period 2004-03-31
INTEGRATED DATA CORP
filed 2004-05-14
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004


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

As of April 13, 2004 there were 7,685,677 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at March 31, 2004 (unaudited)
          and June 30, 2003 (audited)......................................1

          Consolidated Statements of Operations for the three months and nine months ended March 31, 2004 and 2003(unaudited).........2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the nine months ended March 31, 2004 (unaudited).............3

          Consolidated Statements of Cash Flows for the nine months
          ended March 31, 2004 and 2003 (unaudited)........................4

          Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................21

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................24

     Item 4.  Controls and Procedures.....................................24


PART II.  OTHER INFORMATION...............................................26

     Item 1.  Legal Proceedings...........................................26

     Item 2.  Changes in Securities and Use of Proceeds...................26

     Item 3.  Defaults Upon Senior Securities.............................26

     Item 4.  Submission of Matters to a Vote of Security Holders.........26

     Item 5.  Other Information...........................................26

     Item 6.  Exhibits and Reports on Form 8-K............................26

SIGNATURES................................................................28


                                      -i-







NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.


                                     -ii-









































                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                  March 31,       June 30,
                                                    2004            2003
                                                -----------      ----------
                                                (Unaudited)       (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $  1,675        $  2,143
  Accounts receivable, net allowance of $18 & $55    4,760           2,038
  Inventory                                          2,840           1,225
  Prepaid expenses and other current assets            897             487
                                                  ---------       ---------
     Total Current Assets                           10,172           5,893
PROPERTY AND EQUIPMENT, NET                          1,803           1,730
INTANGIBLE ASSETS, NET
  Amortizable                                        3,878           4,330
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                 8               8
OTHER ASSETS                                            54              54
                                                  ---------       ---------
TOTAL ASSETS                                      $ 17,379        $ 13,479
                                                  =========       =========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $ 10,083        $  6,141
  Short-term borrowings from related parties           713             318
  Deferred revenue                                      27             146
                                                  ---------       ---------
     Total Current Liabilities                      10,823           6,605
MINORITY INTEREST                                    1,100             811

STOCKHOLDERS' EQUITY
COMMON STOCK
  $0.001 par value; 300,000 shares authorized;
  Issued and outstanding, 7,686 shares at March
  31, 2004 and 7,686 shares at June 30, 2003             8               8
WARRANTS OUTSTANDING, NET                              807           1,613
ADDITIONAL PAID-IN-CAPITAL                         284,533         283,727
ACCUMULATED DEFICIT                               (280,002)       (279,308)
ACCUMULATED OTHER COMPREHENSIVE INCOME                 110              23
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           5,456           6,063
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 17,379        $ 13,479
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    Three Months Ended     Nine Months Ended
                                         March 31,             March 31,
                                    ------------------    ------------------
                                      2004      2003        2004      2003
                                    --------  --------    --------  --------
REVENUE                             $  4,630  $     69    $ 13,565  $     94
COST OF REVENUE                        2,649        20       7,969        26
                                    --------  --------    --------  --------
GROSS PROFIT                           1,981        49       5,596        68

OPERATING EXPENSES
  Marketing expenses                     374         -       1,198         -
  Research and development expenses      375         -       1,121         -
  Depreciation and amortization          456       242       1,192       429
  General and administrative             967       178       2,643       503
  Income from unconsolidated subsidiary    -         -           -        (8)
                                    --------  --------    --------  --------
LOSS FROM OPERATIONS                    (191)     (371)       (558)     (856)
                                    --------  --------    --------  --------

OTHER INCOME (EXPENSE)
  Other income                             8         -          27         -
  Interest expense                         -         -           -        (1)
  Minority interest                      (61)        -        (200)        -
  Gain on foreign exchange                18         -          37         -
                                    --------  --------    --------  --------
                                         (35)        -        (136)       (1)
                                    --------  --------    --------  --------
NET LOSS BEFORE EXTRAORDINARY GAIN      (226)     (371)       (694)     (857)

EXTRAORDINARY GAIN ON DISCHARGE OF
  INDEBTEDNESS                             -         -           -     3,975
                                    --------  --------    --------  --------
NET INCOME (LOSS)                   $   (226) $   (371)   $   (694) $  3,118
                                    ========  ========    ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          7,686     7,523       7,686     3,120

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
  Net loss before extraordinary     $  (0.03) $  (0.05)   $  (0.09) $  (0.27)
  Extraordinary gain on discharge
    of indebtedness                        -         -           -      1.27
                                    --------  --------    --------  --------
  Net income (loss)                 $  (0.03) $  (0.05)   $  (0.09) $   1.00
                                    ========  ========    ========  ========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -2-



                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED MARCH 31, 2004
                       (Dollars and Shares in Thousands)


                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2003      7,686   $    8   $ 1,613   $ 283,727  $(279,308)

Nine months ended March
 31, 2004(unaudited):
 Exercise of stock options       -        -         -           -          -
 Common stock warrants expired   -        -      (806)        806          -
 Net income (loss)               -        -         -           -       (694)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, MARCH 31,
 2004 (unaudited)            7,686   $    8  $    807   $ 284,533  $(280,002)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2003                $       -          $      23

Nine months ended March
 31, 2004(unaudited):
 Exercise of stock options                     -                  -
 Common stock warrants expired                 -                  -
 Net income (loss)                          (694)                 -
 Foreign currency translation
  adjustment                                  87                 87
                                       ----------         ----------
BALANCES, MARCH 31,
 2004 (unaudited)                      $    (607)         $     110
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                 Nine Months Ended
                                                     March 31,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $      (694)    $     3,118
  Adjustments to reconcile net loss to net
  cash flows used in operating activities:
    Extraordinary gain on discharge of
      indebtedness                                   -          (3,975)
    Depreciation and amortization                1,192             429
    Minority interest                              200               -
    Income from unconsolidated subsidiary            -              (8)
  Change in current assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                         (2,722)           (129)
    Inventory                                   (1,615)              -
    Prepaid expenses & other current assets       (410)             (4)
    Accounts payable & accrued liabilities       3,942            (101)
    Deferred revenue                              (119)              -
                                           ------------    ------------
  Net cash provided by (used in)
    operating activities                          (226)           (670)
                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash of acquired company                           -           1,242
  Investment in long-lived assets                 (802)              -
                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              395             667
                                           ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            165               -
                                           ------------    ------------

NET CHANGE IN CASH AND EQUIVALENTS                (468)          1,239

CASH AND EQUIVALENTS, BEGINNING OF PERIOD        2,143               5
                                           ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD        $     1,675     $     1,244
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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)
                             (Dollars in Thousands)


                                                 Nine Months Ended
                                                     March 31,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period:
    Interest                               $         -     $         -
    Income taxes                           $         -     $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Conversion of debt into equity           $         -     $     1,996
  Issuance of shares upon acquisitions:
    DataWave Systems Inc.                  $         -     $     2,198
    C4 Services Ltd.                       $         -     $     4,200



The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2004 and 2003 are referred to as Fiscal 3Q04 and Fiscal 3Q03, respectively, and the nine-month periods ended March 31, 2004 and 2003 are referred to as Fiscal Nine Months 2004 and Fiscal Nine Months 2003, respectively.

DataWave System's Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the March 31, 2004 financial statements of the Company include the balance sheet of DataWave as of December 31, 2003. The results of operations of DataWave for the three months and nine months ended December 31, 2003 are included in the statement of operations of the Company for the three months and nine months ended March 31, 2004.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No such impairment losses were identified at March 31, 2004.

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

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the three months and six months ended March 31, 2004. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 3Q04 and Fiscal 3Q03 and Fiscal Nine Months 2004 and Fiscal Nine Months 2003 were the same because the effect of using the treasury stock method would be antidilutive.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

Effective January 14, 2003, the Company agreed to purchase an additional 4,023,030 freely tradable shares of DataWave. The shares were purchased in

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the March 31, 2004 financial statements of the Company include the balance sheet of DataWave as of December 31, 2003. The results of operations of DataWave for the three months and nine months ended December 31, 2003 are included in the statement of operations of the Company for the three months and nine months ended March 31, 2004.

The following summary presents the Company's unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2003 as if DataWave was acquired July 1, 2002 (in thousands).
                                                    3 Months      9 Months
                                                    --------      --------
         Revenue                                    $ 4,641       $14,248
         Net loss before extraordinary gain         $  (311)      $  (682)
         Extraordinary gain                         $     -       $ 3,975
         Net income                                 $  (311)      $ 3,293

         Basic and diluted income (loss) per share
         Net loss before extraordinary gain         $ (0.04)      $ (0.21)
         Extraordinary gain                         $     -       $  1.27
         Net income                                 $ (0.04)      $  1.06


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      3Q04          2003
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $18 and $55)        $ 3,631       $ 1,698
     Input tax credits receivable                       559           211
     Other receivables                                  570           129
                                                    -------       -------
                                                    $ 4,760       $ 2,038
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q04          2003
                                                     ------        ------

     DataWave Telecard Merchandisers                $   138       $   142
     Long-distance and cellular time                  2,542           997
     Prepaid cards                                      160            86
                                                    -------       -------
                                                    $ 2,840       $ 1,225
                                                    =======       =======


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q04          2003
                                                     ------        ------

     Computer equipment and software                $ 1,988       $ 1,844
     Office equipment and furniture                     222           193
     Other machinery and equipment                       51            55
     Parts, supplies and components                     581           581
     Vending machines in assembly                        55            55
     Vending equipment                                3,819         3,325
     Leasehold improvements                              37            53
                                                    -------       -------
     Total Cost                                     $ 6,753       $ 6,106
     Less accumulated depreciation                   (4,950)       (4,376)
                                                    -------       -------
                                                    $ 1,803       $ 1,730
                                                    =======       =======

Depreciation expense was $286,000 and $87,000 for Fiscal 3Q04 and Fiscal 3Q03, and $671,000 and $196,000 for Fiscal Nine Months 2004 and Fiscal Nine Months 2003.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q04          2003
                                                     ------        ------

     DataWave International License                 $ 4,200       $ 4,200
     Customer lists                                     687           623
     Patents and technology                             450           450
                                                    -------       -------
                                                    $ 5,337       $ 5,273
     Less accumulated amortization                   (1,459)         (943)
                                                    -------       -------
                                                    $ 3,878       $ 4,330
                                                    =======       =======

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $170,000 and $155,000 for Fiscal 3Q04 and Fiscal 3Q03, and $521,000 and $233,000 for Fiscal Nine Months 2004 and Fiscal Nine Months 2003.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q04          2003
                                                     ------        ------
     Trade accounts payable                         $ 6,637       $ 3,902
     Accrued compensation and benefits                  120           266
     Co-op and rebate accruals                          403           300
     Long-distance time accruals                      1,137           926
     Other accrued liabilities                          816           155
     State, local, GST and other taxes payable          970           592
                                                    -------       -------
                                                    $10,083       $ 6,141
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


NOTE 10 - EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

An extraordinary gain on discharge of indebtedness of $3,635,000 in Fiscal 2Q03 resulted from the Chapter 11 Reorganization of the Company, and extraordinary gain on discharge of indebtedness of $340,000 in Fiscal 1Q03 resulted from the Chapter 7 liquidation of RadioNet International Inc., a wholly-owned subsidiary of the Company.


NOTE 11 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through the end of Fiscal Year 2004. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of March 31, 2004 and June 30, 2003 was $713,000 and $318,000.


NOTE 12 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 3Q04 and Fiscal 3Q03 and Fiscal Nine Months 2004 and Fiscal Nine Months 2003 due to the following:

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal Nine Months 2004:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------

  Warrant outstanding, 6/30/03     7    $5.00 - $1,148.00        $412.00
  Warrants canceled/expired       (3)  $100.00 - $1,148.00       $411.00
                                ------  -----------------        -------
  Warrants outstanding, 3/31/04    4    $5.00 - $1,148.00        $348.00
                                ======  =================        =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no warrants issued during Fiscal Nine Months 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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


Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during Fiscal Nine Months 2004:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------
  Options outstanding,
    3/31/04 and 6/30/03           5.5   $9.00 - $1,188.00         $636.85
                                ======  =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal Nine Months 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003


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

                                                   Fiscal       Fiscal Nine
                                                    3Q04        Months 2004
                                                 ----------     -----------

     Gross proceeds received on agency sales      $ 18,021        $ 47,401
     Less payments to suppliers                    (15,866)        (41,282)
                                                  ---------       ---------
     Net agency sales                             $  2,155        $  6,119
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

The Company has long-lived assets of $5,162,000 in the US and $1,983,000 in Canada at March 31, 2004. Long-lived assets consist of property and equipment and intangibles. The Company has earned revenue from sales to customers of approximately $1,781,000 in the U.S., $2,791,000 in Canada, and $58,000 in the United Kingdom for Fiscal 3Q04 and approximately $5,102,000 in the U.S., $8,357,000 in Canada, and $106,000 in the United Kingdom for Fiscal Nine Months 2004. During the Nine Months 2004, two customers comprised approximately 20% of revenue and 56% of accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.


General Operations
------------------
Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless communication, point-of-sale activation, financial transaction, and other services.

As of March 31, 2004 Integrated Data Corp owns and/or controls the following holdings and interests:

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


Results of Operations
---------------------
The Company has undergone significant changes over the past 18 months. In November 2002 the Company held two operating subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST(R) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(R) services in Italy.

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

DataWave has a March 31 fiscal year end while the Company has a June 30 fiscal year end. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q, DataWave's Fiscal 3Q04 financial statements are consolidated with the rest of IDC's Fiscal 3Q04 financial statements.

When reading any of the following discussions and analysis of financial condition and results of operations, it must be kept in mind that the Company is substantially different than the Company of one year ago.


Three Months Ended March 31, 2004 ("Fiscal 3Q04")
vs. Three Months Ended March 31, 2003 ("Fiscal 3Q03")
-----------------------------------------------------
For Fiscal 3Q04, the Company incurred a net loss of $226,000, or $(0.03) per share, on $4,630,000 in revenue as compared to net loss of $371,000, or $(0.05) per share, on $69,000 in revenue in Fiscal 3Q03. The sharp increase in revenue was due to the acquisition of DataWave and the consolidation of DataWave financials beginning Fiscal 4Q03.

Marketing expenses increased from $0 in Fiscal 3Q03 to $374,000 in Fiscal 3Q04. All of the $374,000 in marketing expenses was incurred by DataWave for selling and marketing expenses. Research and development expenses increased from $0 in Fiscal 3Q03 to $375,000 in Fiscal 3Q04 due to product development costs associated with DataWave.

Depreciation and amortization increased from $242,000 in Fiscal 3Q03 to $456,000 in Fiscal 3Q04. $276,000 of the $456,000 was attributable to DataWave. The rest of the Company experienced a $62,000 decrease in depreciation and amortization for the quarter from one year ago because certain assets of the Company have been fully depreciated.

General and administrative expenses were $967,000 in Fiscal 3Q04 as compared to $178,000 in Fiscal 3Q03. This increase of $789,000 was from G&A expenses consolidated from the DataWave financial statements.

Other income of $8,000 was direct from DataWave. The Minority interest expense of $61,000 represents the 49.9% of DataWave not held by IDC.

Nine Months Ended March 31, 2004 ("Fiscal Nine Months 2004")
vs. Nine Months Ended March 31, 2003 ("Fiscal Nine Months 2003")
----------------------------------------------------------------
For Fiscal Nine Months 2004, the Company incurred a net loss of $694,000, or $(0.09) per share, on $13,565,000 in revenue as compared to net gain of $3,118,000, or $1.00 per share, on $94,000 in revenue in Fiscal Nine Months 2003. Excluding extraordinary gain on discharge of indebtedness, in Fiscal Nine Months 2003 the Company incurred a net loss of $857,000, or $(0.27) per share, on $94,000 in revenue.

Marketing expenses increased from $0 in Fiscal Nine Months 2003 to $1,198,000 in Fiscal Nine Months 2004. All of the $1,198,000 in marketing expenses was incurred by DataWave. Research and development expenses increased from $0 in Fiscal Nine Months 2003 to $1,121,000 in Fiscal Nine Months 2004 due to product development costs associated with DataWave.

Depreciation and amortization increased from $429,000 in Fiscal Nine Months 2003 to $1,192,000 in Fiscal Nine Months 2004. This increase is attributable to DataWave fiscal consolidation plus the amortization of the DataWave International License acquired in December 2002.

General and administrative expenses increased $2,140,000, $2,643,000 in Fiscal Nine Months 2004 as compared to $503,000 in Fiscal Nine Months 2003, due to DataWave fiscal consolidation. Other income of $27,000 was direct from DataWave, and the Minority interest expense of $200,000 represents the 49.9% of DataWave not held by IDC.


Liquidity and Capital Resources
-------------------------------
At March 31, 2004, the Company had a working capital deficit of $651,000 (including a cash balance of $1,675,000) as compared to a working capital deficit of $712,000 (including a cash balance of $2,143,000) at June 30, 2003. Cash decreased by $468,000 due to the use of $802,000 for the purchase of equipment and $226,000 for operations, offset by $395,000 in proceeds from short-term borrowings, and $165,000 in gains from exchange rate changes.

The Company has a commitment from Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates to fund the Company's working capital requirements through the end of Fiscal 2004. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees and general and administrative expenses. This funding is under a convertible, non-interest bearing, unsecured promissory note(s) issued to IT&S and/or its affiliates. Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2004, the fair value would decline by an immaterial amount. We do not believe that our results of operation or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. denominated cash and money market investments.

With a portion of revenues and operating expenses denominated in Canadian dollars and British pounds, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We purchase goods and services in Canadian dollars, U.S. dollars, and British pounds and earn revenues in these currencies as well. Foreign exchange risk is managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.


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

*filed herewith


Reports on Form 8-K
-------------------

The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2004. Subsequent to the current reporting period, the Company did file the following Form 8-K reports:

A current report on Form 8-K dated April 12, 2004 was filed announcing a reduction in the authorized number of shares of common stock of the Company(from 300,000,000 to 50,000,000), the shareholder re-election of the current Board of Directors, and the ratification of Cogen Sklar LLP of Bala

Cynwyd, Pennsylvania to serve as the Company's independent auditors for the fiscal year ending June 30, 2004.

A current report on Form 8-K dated April 23, 2004 was filed to announce that the Company and DataWave have signed a Letter Agreement regarding a proposed merger in which the shareholders of DataWave will be issued shares of the Company in exchange for all the issued and outstanding shares of DataWave.

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

                                    Dated:  May 13, 2004