Form 10-K
period 2004-06-30
INTEGRATED DATA CORP
filed 2004-09-28
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2004          Commission File No. 33-90344

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes[ ] No[X]

As of September 24, 2004 the registrant had 7,685,677 common shares outstanding. The aggregate market value of voting shares held by non-affiliates as of that date was approximately $715,000(based on the closing price of $0.39).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

See Item 15, Exhibits and Reports on Form 8-K.


                                    PART I

ITEM 1.  BUSINESS.

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries
(collectively the "Company", "We", or "Our") offer a wide range of communications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

History of the Company
----------------------
The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by a former CEO of the Company. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade-named ClariCAST(r), allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations.

In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. With the downturn in the telecommunications sector, the unforeseen costs associated with a U.S. market launch of a voice paging service based upon ClariCAST(r) technology, and the overall demise of paging in the U.S., the Company was driven to seek Chapter 11 protection in April 2002. Upon emergence from Chapter 11 in late 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solutions and service providers.

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

Changes to Management and the Board of Directors
------------------------------------------------
On August 1, 2003, David C. Bryan was promoted from Executive Vice President to President and Chief Executive Officer of the Company replacing a retiring Abraham Carmel. Coincident with his retirement as an officer of the Company, Mr. Carmel also resigned from the Board of Directors and Mr. Bryan was elected to fill that position as well. Further information regarding the Company's management and Directors can be found in Part III of this Form 10-K under Items 10 through 12.

Corporate Holdings
------------------
As of June 30, 2004 Integrated Data Corp owns and/or controls the following holdings and interests:

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

C3 TECHNOLOGIES INC.
--------------------
From 1997 through 2000 the Company had been engaged in the development of a proprietary technology that utilizes existing FM radio frequencies to provide a low-cost, metropolitan-wide, wireless data broadcasting network. The resulting technology and air interface protocol has been given the name ClariCAST(r), a registered trademark of the Company. C3 Technologies Inc ("C3") was formed in April 2002 to manage all the proprietary ClariCAST(r) intellectual property and assets, including patents, patents pending, trademarks, and copyrights. C3 is a Delaware corporation collocated with IDC in Conshohocken, Pennsylvania and is a wholly-owned subsidiary. ClariCAST(r) applications currently being pursued by C3 include dynamic video advertising, automobile telematics, personal communications information services, public safety, and Homeland Security. C3, through IDC Italia (see below), holds broadcasting rights on the FM subcarrier (SCA) channels of approximately 200 FM radio stations essentially covering all of Italy. Crossland Communication Inc. of Lagos, Nigeria is in negotiations with C3 to acquire an exclusive ClariCAST(r) license for the nation of Nigeria.

DATAWAVE SYSTEMS INC.
---------------------
DataWave Systems Inc. ("DataWave") of Richmond, British Columbia, Canada is a profitable, Yukon, Canada corporation, the shares of which trade on the TSX Venture Exchange ("TSX-V") as well as the National Association of Securities Dealers' ("NASD") Over-the-Counter Bulletin Board ("OTCBB"). The trading symbols are DTV on the TSX-V and DWVSF on the OTCBB. As an OTCBB-listed public company, DataWave maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave was initially established in 1986 and since 1994 has been a developer of prepaid and stored-value software, hardware systems, programs and complete customer solutions. DataWave has pioneered network systems (the "DataWave System") that allow for point-of-sale-activation of high-value, high-shrinkage products such as cash cards, prepaid phone cards, and prepaid wireless phone time. This proprietary system works equally well over the Internet or with various card activation devices such as cash registers and over-the-counter card "swipe" units. DataWave network systems have been designed to work both with the prepaid platforms of other parties as well as telecommunication and financial switches. The systems are scalable and flexible and can be readily modified to offer new premium stored-value products such as prepaid gift cards and prepaid Internet cards.

IDC acquired approximately 41% of DataWave on December 12, 2002 in a transaction with the shareholders of Cash Card Communications Corp. Ltd., a privately held Bermuda corporation, in exchange for 1,794,900 shares of newly issued IDC common stock nominally valued at the time at $1.00 per share. On January 14, 2003 the Company acquired an additional approximately 9.1% of DataWave through off-market transactions with various shareholders of DataWave in exchange for 402,303 shares of newly issued IDC common stock.

DataWave sells and distributes prepaid products through a network that includes, but is not limited to, point-of-sale-activation ("POSA") terminals, free-standing "smart" machines ("DTMs"), and cash registers or the web-based applications of some major retail chains. All of these devices are connected to DataWave's proprietary server and database software through wireless, land line wide area networks, or host-to-host connectivity, and are capable of dispensing multiple prepaid products and services. In addition, DataWave sells prepaid phone cards and POSA prepaid cellular minutes on a wholesale basis to certain retail operators and other customers.

The DataWave System distributes inactive prepaid products, which are activated only once they are purchased by the consumer, thus eliminating the risk of theft and the cost of inventory management for the retailer.

The DataWave System features:

     - the ability to activate prepaid products by assigning a value to them at the time of purchase;

     - the ability to print a prepaid PIN (Personal Identification Number) number on a receipt voucher at the point of purchase;

     -  real-time monitoring of distribution networks;

     -  detailed reporting and sales analysis - either paper or web-based;

     - the ability to remote download price adjustments or new products and services to the distribution points;

     - the capability to execute multiple simultaneous transactions in a non-stop processing environment; and

     - consumer convenience - payment options, multiple products and denominations; detailed receipts, including tax information, terms & conditions and other relevant instructions/information.

Historically, DataWave's core revenues have come from the sale of prepaid long distance phone cards. In recent years, DataWave has pioneered the move into prepaid cellular, prepaid cash, and prepaid debit card products.

In Canada, until this past year, DataWave has followed the traditional business model of selling bulk pre-activated "live" prepaid phone cards to retail establishments. DataWave has now successfully introduced point-of-sale-activation ("POSA") technology into the retail environment. This enables DataWave to activate or recharge prepaid products through POSA terminals and the cash register systems or web-based applications of major chains. For the year ended June 30, 2004, DataWave installed approximately 1,200 POSA terminals and as of June 30, 2004, DataWave has an installed base of approximately 2,750 company-owned POSA terminals. DataWave is also providing prepaid products to 537 distributor-owned terminals and host-to-host (cash register) locations.

In the United States, DataWave has established a network of free-standing vending machines ("DTMs") that sell prepaid long distance phone cards. DataWave also sells phone cards through over-the-counter ("OTC") units and during the year ended June 30, 2004 DataWave introduced a POSA host-to-host solution to a grocery chain in the North-Eastern states. As of June 30, 2004, DataWave has an installed base of 1,044 DTMs and more than 350 OTC units and host-to-host retail locations.

DataWave has approximately 80 employees working out of three offices located in Richmond (Vancouver), British Columbia, Canada; Mississauga (Toronto), Ontario, Canada; and Wayne, New Jersey, U.S.A.

DATAWAVE INTERNATIONAL LICENSE
------------------------------
IDC holds the exclusive worldwide license, excluding the Americas, to "make, sell and use the DataWave trade name, technology, know-how, trade secrets, and patents now existing and to be developed in the future" (the "DataWave International License"). This DataWave International License is valid until 2010 and can be extended for an additional 10 years to 2020. It was acquired by IDC on December 11, 2002 through the acquisition of C4 Services Ltd., a Bermuda registered company, which acquired the license in 2000. The consideration payable for C4 Services was $4,200,000 paid in shares of IDC common stock at a valuation of $1.00 per share. IDC's marketing strategy for the DataWave International License is to attempt to forge relationships with affiliates and established, related contacts in various regions around the world for joint venture partnerships and/or sublicensing agreements.

IDC ITALIA Srl
--------------
Based in Bolzano, Italy, IDC Italia Srl ("IDC Italia") is an Italian Joint Venture company 60% owned by IDC and 40% owned by Elma Spa. IDC Italia has a contract with Centro di Produzione SpA (also known as "Radio Radicale") to use the FM subcarrier (SCA) channels of its approximately 200 FM radio stations essentially covering all of Italy. With these stations, IDC Italia has the capability of setting up an Italian national ClariCAST(r) network and offering all the services and applications currently owned or being developed by C3 Technologies. In addition, using the DataWave International License IDC plans to offer DataWave prepaid POSA services in Italy through IDC Italia.

INTEGRATED COMMUNICATIONS SERVICES LTD.
---------------------------------------
Integrated Communications Services Ltd ("ICS") is a London-based, wholly-owned subsidiary of IDC. During the year ended June 30, 2004, the ICS managed and operated a Nokia DX220 PSTN (Public Switched Telephone Network) switch and network assets with a value of more than $2 million under a facility management contract that was due for renewal in August 2004. Prior to the renewal date and following negotiations in reference to the terms and conditions of renewal, ICS decided not to extend this facility management contract and concentrate company resources on expanding its provision of high-tech services to third parties. In the short term, the revenues and profit margins from such services are not expected to be demonstratively higher than those ICS earned from facility management; however, ICS believes that concentrating on the provision of high-tech services gives it far more autonomy and independence over its business and greater long term opportunities to expand its core business. Additionally, it is hoped that ICS's reputation for reliable and cost effective high-tech services will deliver further opportunities to expand ICS's profits and activities.

INTEGRATED DATA TECHNOLOGIES LTD.
---------------------------------
Integrated Data Technologies Ltd ("IDT") is a limited liability corporation registered in the United Kingdom with offices in London, England. Although currently a non-operating company, IDT owns rights to the technologies of DataWave and C3 Technologies Inc. for the United Kingdom and the Republic of Ireland as described below.

The exclusive rights from the DataWave International License have been assigned to IDT by IDC for the territories of the United Kingdom and the Republic of Ireland. This license runs concurrent with the term of IDC's DataWave International License. IDT is a party to a non-exclusive sublicense of the DataWave International License allowing for the distribution of DataWave's prepaid debit, cash, and telecom cards through 487 Money Shop retail stores in the United Kingdom

IDT also owns the exclusive rights to own, operate, and license any and all of C3 Technologies Inc. technologies in the United Kingdom and the Republic of Ireland. This license is valid until 2010, and can be extended for an additional 10 years to 2020.

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

In April 2004 the Company entered into a Letter Agreement with DataWave outlining the terms under which IDC will acquire the remaining 49.9% of DataWave not already owned by IDC making DataWave a wholly-owned subsidiary of the Company. On June 2, 2004 IDC and DataWave signed an Agreement and Plan of Merger detailing the terms of the planned merger. The transaction is expected to close by December 31, 2004; however, there can be no assurance that the merger be completed by that time, or at all.

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

Competition
-----------
As a non-operating holding company, IDC, the parent company, is not really in a competitive environment. There is, however, competition for the Company's operating subsidiaries. A major portion of IDC's operations revolves around DataWave or the DataWave technology dealing in the prepaid product market. The prepaid product market is highly competitive and is served by numerous international, national and local firms. In the United States, DataWave competes with major long-distance providers, including but not limited to Qwest, Verizon, MCI and Sprint, as well as with other prepaid phone card distributors, including but not limited to IDT Corporation. DataWave also competes with AT&T in certain locations where AT&T offers prepaid phone cards directly or through other distributors. In Canada, DataWave competes with long-distance providers, as with other prepaid phone card distributors, including but not limited to Goldline, TCI and Phone Time. In addition, in both Canada and the United States, as the use of cellular phones and phone charge cards increases, DataWave faces increased competition from providers of these products. Many of these competitors have significantly greater financial, technical and marketing resources, much larger distribution networks, and generate greater revenues and have greater name recognition than DataWave or IDC. These competitors may be able to institute and sustain price wars, or imitate the features of the DataWave network systems products, resulting in a reduction of DataWave's share of the market and reduced price levels and profit margins. In addition, there are relatively low barriers to entry into the prepaid phone card market, and DataWave has faced, and expects to continue to face, additional competition from new entrants. In both the United States and Canada, DataWave also competes with prepaid phone card distributors which own and operate switch and transmission platforms. Such distributors may provide long distance services at lower cost than DataWave, and offer additional bundled features not available from DataWave's long-distance provider such as voicemail and facsimile services. DataWave believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the reliability of competitors' products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors' responsiveness to customer needs. There can be no assurance that DataWave or IDC will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect the Company's businesses, financial condition and results of operations.

The Company also expects its wireless datacasting products and services from C3 Technologies to compete with those of numerous well-established companies that design, manufacture and/or market wireless communications systems and devices, including cellular services and Microsoft with its DirectBand/SPOT technology. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company, and have established reputations for success in the development, licensing, and sale of their products and services. Most of these competitors also have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for wireless communications systems and devices. C3 Technologies believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the reliability of competitors' products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors' responsiveness to customer needs. There can be no assurance that C3 Technologies or IDC will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect the Company's businesses, financial condition and results of operations.

Intellectual Property
---------------------
The company seeks to protect its intellectual property through patent, copyright, trade secret and trademark law, and through contractual restrictions such as confidentiality agreements. In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan. In April 2000 the U.S. Patent and Trademark Office issued to the Company a patent, which was originally filed in March 1999, on the overall design of its Wireless Voicemail Player, the Voca(tm). The Company's current patents expire between 2014 and 2016. ClariCAST(r), the name given to the proprietary technology dealing with FM subcarrier data broadcasting, is a registered trademark of the Company.

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

Employees
---------
As of June 30, 2004, the Company had two full-time employees working at its Conshohocken, Pennsylvania headquarters. Neither of the employees belong to a labor union. The Company uses the services of consultants in the development of its software and hardware.

Available Information
---------------------
IDC's Web site is located at http://www.IntegratedDataCorp.com. IDC makes available free of charge, on or through its Web site, its annual, quarterly, and current reports, and any amendments to those reports, as soon as reasonably practical after electronically filing such reports with the U.S. Securities and Exchange Commission ("SEC"). Information contained on IDC's Web site is not part of this report or any other report filed with the SEC.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 19, 2004, at a special meeting of the Board of Directors of the Company (the "Board") at which a quorum of members of the Board was present, the Board unanimously adopted a resolution to reduce the authorized number of common shares of the Company's capital stock from 300,000,000 shares of par value $.001 per share to 50,000,000 shares of par value $.001, while retaining the existing authorization for preferred stock of 2,000,000 shares of par value $.001 (the "Resolution"), and the Board did further find such authorized capital reduction to be in the best interests of the Company, and did recommend to the shareholders of the Company that they approve the Resolution.

Thereafter, as of March 17, 2004, written consent of the majority of shareholders of the Company was circulated, and effective as of March 29, 2004, the consent had been signed by shareholders owning of record in the aggregate more than 79% of the shares of the Company's only class of stock outstanding, its common stock, as provided by Section 228(a) of the Delaware General Corporation Law, ratifying the Resolution, with notice of the Resolution's adoption being sent to the Company's other shareholders.

The Certificate of Amendment of Certificate of Incorporation of Integrated Data Corp. reducing the Company's authorized number of common shares of capital stock to 50,000,000 was filed with the State of Delaware Secretary of State on April 12, 2004.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc., over-the-counter market on the OTC Bulletin Board under the symbol "ITDD".

Market Information
------------------
The following tables set forth, for the periods indicated, the high and low closing prices per share of common stock as quoted on the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. All amounts have been retroactively adjusted to reflect the reverse stock splits.

Year Ended June 30, 2004
------------------------                  High Bid         Low Bid
                                          --------         -------
Quarter ended:
  September 30, 2003                       $  5.25         $  3.60
  December 31, 2003                        $  5.00         $  2.00
  March 31, 2004                           $  4.95         $  2.00
  June 30, 2004                            $  2.50         $  1.01


Year Ended June 30, 2003
------------------------                  High Bid         Low Bid
                                          --------         -------
Quarter ended:
  September 30, 2002                       $  1.50         $  0.30
  December 31, 2002                        $  5.50         $  0.67
  March 31, 2003                           $  5.50         $  2.50
  June 30, 2003                            $  6.00         $  2.10

On September 24, 2004 the closing price for the Company's common stock was $0.39 per share.

Holders
-------
As of September 24, 2004 the Company had approximately 280 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

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

                         Fiscal     Fiscal     Fiscal     Fiscal     Fiscal
                          2004       2003       2002       2001       2000
                        --------   --------   --------   --------   --------
                                 (dollars and shares in thousands,
                                     except per share amounts)
SUMMARY OF OPERATIONS
---------------------
Revenue                 $ 18,174   $  4,017   $      -   $      -   $      -
Operating costs/expenses (21,163)    (5,143)    (5,033)   (15,605)   (16,794)
Other income (expense)        64          7        (81)       350        430
Net loss from continuing
  operations              (2,925)    (1,119)    (5,114)   (15,255)   (16,364)
Discontinued operations:
  Income (loss) from dis-
    continued operations       -          -          -     (6,519)    12,254
  Gain (loss) on disposal      -          -       (100)       193       (762)
Net loss before
  extraordinary gain      (2,925)    (1,119)    (5,214)   (21,581)    (4,872)
Extraordinary gain on dis-
  charge of indebtedness       -      3,975      1,568          -          -
Net Income (Loss)       $ (2,925)  $  2,856   $ (3,646)  $(21,581)  $ (4,872)


PER SHARE DATA, BASIC AND DILUTED
---------------------------------
Weighted Average Number
  of Shares Outstanding    7,686      4,262        381        357        336
Net loss from continuing
  operations            $  (0.38)  $  (0.26)  $ (13.42)  $ (42.73)  $ (48.70)
  Income (loss) from dis-
    continued operations       -          -          -     (18.26)     36.47
  Gain (loss) on disposal      -          -    (  0.26)      0.54      (2.27)
Net loss before
  extraordinary gain       (0.38)     (0.26)    (13.68)    (60.45)    (14.50)
Extraordinary gain on dis-
  charge of indebtedness       -       0.93       4.11          -          -
Net income (loss)       $  (0.38)  $   0.67   $  (9.57)  $ (60.45)  $ (14.50)
Cash dividends              None       None       None       None       None


                         As of      As of       As of      As of     As of
                        June 30,   June 30,    June 30,   June 30,  June 30,
                          2004       2003        2002       2001      2000
                        --------   --------   --------   --------   --------
                        (dollars in thousands)
BALANCE SHEET DATA
------------------
Total assets            $ 13,854   $ 13,479   $    526   $  1,298   $ 22,627
Long-term obligations   $      -   $      -   $      -   $      -   $      -
Stockholders' equity
 (deficit)              $  3,204   $  6,063   $ (5,210)  $ (1,992)  $ 21,804

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     -  Obtain financing for operations and expansion
     -  Effectively manage our subsidiaries
     -  Effectively compete in the markets we choose to enter
     -  Develop commercially viable applications with our technologies
     - Develop a corporate-wide marketing strategy for our products and services
     - Develop partnerships, both foreign and domestic, to help market, sell, and distribute our products and services
     - Develop effective manufacturing and distribution channels for our products and services
     - Effectively manage the risks, restrictions and barriers of conducting business internationally
     -  Reduce future operating losses and negative cash flow

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

RISK FACTORS
------------

- Our need to obtain working capital financing raises doubt about our ability to continue business operations.

Our inability to secure financing to fund our obligations is the reason we entered Chapter 11 bankruptcy proceedings in 2002. Since then Integrated Technologies & Systems Ltd ("IT&S", a greater than 5% shareholder) and/or affiliates have advanced (in the form of a zero-interest loan) approximately $1,000,000 to meet our operating requirements.

We require both short-term financing for operations and longer-term capital to fund our expected growth. We have no existing bank lines of credit and have not yet established any sources for additional financing; however, IT&S has committed to funding operational expenses through the end Fiscal 2005. Our ability to grow will be dependent upon our ability to raise longer-term capital or otherwise finance our plans; however, additional financing may not be available to us, or if available, may not be available upon terms and conditions acceptable to us. Inability to raise sufficient funds for future growth will have an adverse impact on our business.

- Several factors about our authorized capitalization may make it difficult for us to obtain equity financing which could limit or curtail future business development plans.

Our common stock is currently traded on the OTC Bulletin Board and, as such, it is relatively illiquid. At times during the recent past there has been only a limited market for those shares and there is no assurance that an active market for the shares will develop or that, if one develops, that it will be maintained. It is likely that any market that develops will be highly volatile and that the trading volume may be limited.

In addition, our Board of Directors has the authority to issue up to two million shares of a new series of preferred stock and to determine the price, privileges and other terms of such shares. The Board may exercise this authority without the approval of the stockholders. The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Also the issuance of preferred stock may make it more difficult for a third party to acquire control of the Company.

- Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

- NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers ("NASD") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors' ability to buy and sell our stock and have an adverse effect on the market for our shares.

- We have a limited operating history upon which to base an evaluation of our performance which raises doubt about our capability to succeed as a non-operating, holding company.

When our Chapter 11 Plan of Reorganization became effective in November 2002, we effectively became a non-operating holding company. Our reorganization also included a complete turnover in our board of directors and executive officers effectively creating, with the exception of our surviving assets and intellectual property, a new company. Hence the reorganized company has a very limited track record of successfully acquiring and managing subsidiary businesses. This may also have a negative affect on our ability to raise capital for future operating and expansion needs.

- We have a history of significant losses raising doubt about our ability to achieve sustainable profitability.

Since our inception, we have incurred significant losses from continuing operations of $2,925,000, $1,119,000, and $5,114,000 for Fiscal 2004, Fiscal
2003 and Fiscal 2002, respectively. In order to achieve profitability in the future, we will need to generate significant revenue within our operating subsidiaries. We cannot assure generating sufficient revenue to achieve profitability, nor can we assure achieving, or if achieved, maintaining profitability.

- Our subsidiaries are in competition with companies that are larger, more established and better capitalized than we are which may adversely affect our ability to compete effectively.

The prepaid services, telecommunications, and wireless communications industries are highly competitive, rapidly evolving and subject to constant technological change. We expect that our products and services will compete with those of numerous well-established companies, including AT&T, Qwest, Verizon, MCI, Sprint, IDT, Microsoft, and the cellular service companies. Many of our competitors have greater financial, technical, engineering, personnel and marketing resources; longer operating histories; greater name recognition; and larger consumer bases than us.

- Operating internationally may expose us to additional and unpredictable risks having the potential to significantly inhibit us from competing effectively overseas.

We have established a joint venture in Italy to market our technology, and we intend to enter other international markets as well. International operations are subject to inherent risks, including:

     -  potentially weaker intellectual property rights;
     -  difficulties in obtaining foreign licenses;
     - difficulties in establishing necessary partnerships with foreign businesses;
     -  changes in regulatory requirements;
     -  political instability;
     -  unexpected changes in regulations and tariffs;
     -  fluctuations in exchange rates;
     -  varying tax consequences; and
     - uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

- We have limited protection of proprietary rights and technology creating the potential for our intellectual property to be copied reducing significantly any technological advantage we have over our competition.

Our intellectual property rights include patents, copyrights, trade secrets, trademarks and exclusive and non-exclusive licenses. We have been granted U.S. patents dealing with data deliver utilizing the subcarrier channels
(SCA) of FM radio stations. Our subsidiaries have also filed for patent protection in the United States and foreign countries on a number of additional inventions. We cannot be certain that any patent applications will result in the issuance of a patent or that our patents will withstand any challenges by third parties.

- Unauthorized use of our intellectual property and trade secrets may affect market share and profitability.

Our subsidiaries rely on patents, copyrights, trademarks, trade secrets, know how and continuing technological advancement to establish a competitive position in the marketplace. We attempt to protect our trade secrets and other proprietary technology through an employee handbook and agreements with our employees. Despite our precautions, there can be no assurance that we will be able to adequately protect our technology from competitors in the future. Also other companies may independently develop or otherwise acquire similar technology or gain access to our proprietary technology. The enforcement of patent rights often requires the institution of litigation against infringers. This litigation is often costly and time consuming. There can be no assurance that we will have adequate resources for infringement litigation, nor that we will be successful with such litigation.

- We face risks of infringement claims which could disrupt the conduct of our business or have a significant adverse effect on profitability.

We or our subsidiaries may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights or trade secrets into our products. It is possible that third parties may claim that our current or future products or services may infringe upon their patent, copyright, trademark or trade secret rights. Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements, or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business or affect profitability. There are currently no legal proceedings or claims for infringement of intellectual property rights pending against us.

ANALYSIS OF THE BUSINESS
------------------------
The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

General Operations
------------------
We are a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. Our subsidiaries offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services.

As of June 30, 2004 our holdings were as follows:

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

Further descriptions of our operations, holdings, and subsidiaries are included above under Item 1, Business.

Results of Operations
---------------------
We have undergone significant changes over the past two years. In November 2002 we held two operating subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST(r) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(r) services in Italy.

Since December 2002, we have acquired a number of other holdings as detailed in the table in the General Operations section above. While C3, Integrated Communications Services Ltd ("ICS"), and DataWave Systems Inc. ("DataWave") all reported revenue for this reporting fiscal year, DataWave's operating results, by far, have the most influence on our consolidated financial statements.

In April 2004 we entered into a Letter Agreement with DataWave outlining the terms under which we will acquire the remaining 49.9% of DataWave not already owned by the Company. The management of IDC and DataWave both believe a single, merged entity will be stronger financially, more capable of raising much needed capital for expansion, and better poised strategically to compete in the international marketplace. On June 2, 2004 we signed an Agreement and Plan of Merger with DataWave detailing the terms of the planned merger. The transaction is expected to close by December 31, 2004; however, there can be no assurance that the merger be completed by that time, or at all.

DataWave has a March 31 fiscal year end while our fiscal year ends on June 30th. Because of this difference, we have adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters and fiscal years to be consolidated.

When reading any of the following discussions and analysis of financial condition and results of operations, it must be kept in mind the year ended June 30, 2004 is the first full year of operations consolidating an entire year of DataWave results. For the year ended June 30, 2003 only the final quarter of DataWave's results were consolidated into our financial statements.

Year Ended June 30, 2004 (Fiscal 2004)
vs. Year Ended June 30, 2003 (Fiscal 2003)
------------------------------------------
For Fiscal 2004, we incurred a net loss of $2,925,000 or $(0.38) per share, on $18,174,000 in revenue as compared to net loss from continuing operations of $1,119,000, or $(0.26) per share, on $4,017,000 in revenue for Fiscal 2003. The sharp increase in revenue was due to the consolidation of a full fiscal year of DataWave operating results versus the consolidation of only DataWave's fourth fiscal quarter for Fiscal 2003. (Majority ownership in

DataWave was established in January 2003.)   For Fiscal 2004 and Fiscal 2003,
99% and 97%, respectively, of our revenue was attributable to DataWave revenue.

The sharp increase in net loss was due to an impairment loss of $1,844,000 taken against the value of the DataWave International License. As of June 30, 2004 the DataWave International License was valued at $1,450,000 by an independent financial advisor in their Valuation Report and Related Fairness Opinion prepared in connection with the proposed IDC/DataWave merger.

In Fiscal 2003 we had an extraordinary gain on the discharge of indebtedness of $3,975,000 due to our Chapter 11 reorganization and the liquidation of Radio Net International Inc., a wholly owned subsidiary of the Company. With this extraordinary gain our final net income for Fiscal 2003 was $2,856,000 or $0.67 per share.

Marketing expenses increased from $384,000 in Fiscal 2003 to $1,563,000 in Fiscal 2004. Essentially all of the $1,563,000 in marketing expenses was incurred by DataWave Systems, Inc. and associated with marketing personnel salaries and expenses. The increase from Fiscal 2003 to Fiscal 2004 is attributable to the consolidation of a full fiscal year of DataWave operating results.

Research and development expenses increased from $254,000 in Fiscal 2003 to $1,405,000 in Fiscal 2004. In addition to the increase associated with a full fiscal year versus a single fiscal quarter consolidation, DataWave experienced a 28% increase in its R&D expenditures over its 2003 fiscal year continuing its rapid expansion of point-of-sale technology.

Depreciation and amortization expenses increase from $613,000 in Fiscal 2003 to $1,566,000 in Fiscal 2004. The reason for this increase was three-fold. First, there was 12 months of amortization of the DataWave International License in Fiscal 2004 versus six months in Fiscal 2003. Second, DataWave's contribution increased due to the full fiscal year consolidation versus a single fiscal quarter consolidation. Finally, DataWave's depreciation expense increased as a result of its investment in POSA terminals and the supporting network infrastructure that started in November 2002.

General and administrative expenses were $3,562,000 in Fiscal 2004 as compared to $1,360,000 in Fiscal 2003, an increase of $2,202,000. This increase is directly attributable to consolidating a full year of DataWave results in Fiscal 2004 as opposed to only three months in fiscal 2003.

Year Ended June 30, 2003 (Fiscal 2003)
vs. Year Ended June 30, 2002 (Fiscal 2002)
------------------------------------------
For Fiscal 2003, we incurred net income of $2,856,000 or $0.67 per share on $4,017,000 of revenue (principally from DataWave) compared to a net loss of $3,646,000 or $(9.57) per share on no revenue for Fiscal 2002. Net loss from continuing operations was $1,119,000 or $(0.26) per share in Fiscal 2003 compared to a net loss from continuing operations of $5,114,000 or $(13.42) per share for Fiscal 2002. The $3,995,000 reduction in loss from continuing operations was primarily due to a decrease in general and administrative expenses of approximately $3,283,000. We were forced to substantially reduce its overhead due to the lack of capital in Fiscal 2003.

Marketing expenses increased from $-0- in Fiscal 2002 to $384,000 in Fiscal 2003. All of the $384,000 in marketing expenses was incurred by DataWave Systems, Inc. for advertising expenses related to its consumer long distance business. Research and development expenses increased from $-0- in Fiscal 2002 to $254,000 in Fiscal 2003 due to product development costs associated with DataWave Systems, Inc.

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

Liquidity and Capital Resources
-------------------------------
At June 30, 2004, we had a working capital deficit of $912,000 (including a cash balance of $857,000) as compared to a working capital deficit of $444,000 (including a cash balance of $2,143,000) at June 30, 2003. The working capital decrease of $468,000 is primarily due to an increase in short-term borrowings of $569,000 for Fiscal 2004. There were a number of combining factors that contributed to the decrease in cash, but primarily this decrease of $1,286,000 was due to a increasing accounts receivable and inventory.

Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates have agreed to provide funding to the Company for its working capital requirements through June 30, 2005 (Fiscal 2005). Such working capital requirements are forecasted to be approximately $100,000 per month, principally to cover the proposed DataWave merger costs, the compensation and related costs of our two employees, and general and administrative expenses. This funding is in the form of a non-interest bearing, unsecured loan. Once the proposed DataWave merger takes place, we expect to be able to reduce our overall expenses, particularly in the general and administrative area, such that further funding from IT&S or affiliates is no longer necessary to sustain general operations. There can be no assurances that consolidating operations with

DataWave will produce the expected reduction in general and administrative or that the merger will take place in a timely manner, if ever.

Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES
----------------------------
The following accounting policies and estimates are the most important to our financial position and results of operations because they require the exercise of significant judgment or the use of estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. Our accounting policies are set out in Note 2 of the accompanying consolidated financial statements.

Revenue and Cost Recognition
----------------------------
Our revenues are primarily attributable to the consolidation of DataWave revenues. DataWave revenues are primarily generated from the resale of prepaid long distance and cellular telephone time. Most of DataWave's long distance and all its cellular calling cards and virtual vouchers or PINs are activated at the point-of-sale using its proprietary technologies. These revenues are recognized when the following criteria are met:

     -  persuasive evidence of an arrangement exists
     -  delivery has occurred or services have been rendered
     -  the price is fixed or determinable, and
     -  collectibility is reasonably assured.

DataWave's revenue in Canada is primarily from the sale of prepaid long distance and from the activation and dispensing of prepaid cellular PINs. Prepaid cellular PINs incur inventory risk. Inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days activations; the resulting accounts payable liability is paid within the normal terms offered by the supplier (including cash discounts for early payment). Where DataWave is not the primary obligor or does not incur significant unmitigated inventory or return risk, revenue is recorded at the date of sale on a net agency basis. The underlying sales arrangements entered into by DataWave will impact the presentation of revenues, inventory, accounts receivable and resulting gross margin and working capital, respectively. Accounts receivable reflect the wholesale value of the PINs and are almost always collected within twenty days.

Most of DataWave's revenue in the United States is from the sale of prepaid long distance through its network of vending machines and is recorded on a net agency basis. Inventory risk (as the liability to the carrier is incurred at the point-of-sale) is not created. The related U.S. accounts receivable is the retail value of the product and is typically collected within two weeks of the sale; this is primarily cash in the DataWave vending machines which is collected on a regular basis.

Sales of company or custom branded cards where DataWave incurs significant inventory risk but do not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and DataWave has no significant continuing obligations.

Cost of revenues for prepaid long distance phone cards consists primarily of long distance telephone time, standard phone cards, net of amounts earned on early payments to suppliers and commissions to agents and site landlords. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines. Cost of revenues for transaction fees and services consists of network and communication service costs, costs of maintaining and supporting point-of-sale activation terminals and third party processing costs for transactions.

The presentation of the revenues of the majority of DataWave's business activities on a net agency basis impacts our financial statements. Where DataWave obtains legal title to PIN and cellular time inventory but are not the primary obligor or incur significant unmitigated inventory or return risk our recording of inventory, the related trade payables and net agency revenue from its sale significantly impacts our financial statements.

Impairment of Long-Lived Assets
-------------------------------
We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value.

An impairment loss in the amount of $1,844,000 was recorded at June 30, 2004 to reduce the net carrying value of the DataWave International License to fair market value based on a valuation by an independent party. No other impairment losses were identified for Fiscal 2004. For Fiscal 2003 no impairment losses were identified.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In January 2003 with a revision in December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 and 46R ("FIN 46R"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46R provisions are required to be adopted for periods ending after March 15,2004. This statement is not currently applicable to the Company.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.

Through our subsidiaries we are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at June 30, 2004, the fair value would decline by an immaterial amount.

We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our U.S. dollar denominated cash and money market investments.

With a significant portion of revenues and operating expenses denominated in Canadian dollars and British pounds, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We purchase goods and services in U.S. dollars, Canadian dollars, and British pounds and earn revenues in all three currencies as well. Foreign exchange risk is managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 8.

                             INTEGRATED DATA CORP.


                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE(S)
                                                                 ------------

     A.   Independent Auditors' Report................................F-1

     B.   Consolidated Balance Sheets at June 30, 2004 and 2003...F-2 to F-3

     C.   Consolidated Statements of Operations for the
            years ended June 30, 2004, 2003 and 2002..................F-4

     D.   Consolidated Statement of Stockholders' Equity
            for the years ended June 30, 2004, 2003 and 2002......F-5 to F-7

     G.   Consolidated Statements of Cash Flows for the
            years ended June 30, 2004, 2003 and 2002..............F-8 to F-9

     H.   Notes to Consolidated Financial Statements.............F-10 to F-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Integrated Data Corp.
Conshohocken, Pennsylvania


We have audited the accompanying consolidated balance sheets of Integrated Data Corp. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Data Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their consolidated operations and cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States.


                                       /s/ COGEN SKLAR LLP
                                       -------------------
                                       COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 22, 2004


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 and 2003
                        (Dollars and Shares in Thousands)

                                                   June 30,        June 30,
                                                     2004            2003
                                                  ---------       ---------
                     ASSETS

CURRENT ASSETS
  Cash and equivalents                            $     857       $   2,143
  Accounts receivable,
    net of allowance of $13 and $55                   4,350           2,038
  Inventory                                           2,235           1,225
  Prepaid expenses and other current assets             457             487
                                                  ---------       ---------
                                                      7,899           5,893

PROPERTY AND EQUIPMENT, NET                           2,436           1,730
INTANGIBLE ASSETS, NET
  Amortizable                                         1,829           4,330
  Goodwill                                            1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES                 8               8
OTHER ASSETS                                            218              54
                                                  ---------       ---------
TOTAL ASSETS                                      $  13,854       $  13,479
                                                  =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital lease obligations    $      65       $       -
  Accounts payable and accrued liabilities            7,798           5,873
  Short-term borrowings from related party              887             318
  Deferred revenue                                       61             146
                                                  ---------       ---------
                                                      8,811           6,337
LONG-TERM LIABILITIES
  Capital lease obligations                             125               -
  Other long-term liabilities                           281               -
  Deferred income taxes                                 268             268
                                                  ---------       ---------
TOTAL LIABILITIES                                     9,485           6,605
MINORITY INTEREST                                     1,165             881
COMMITMENTS AND CONTINGENCIES                             -               -


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 and 2003
                                   -CONTINUED-
                        (Dollars and Shares in Thousands)

                                                   June 30         June 30
                                                     2004            2003
                                                  ---------       ---------

         STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $.001 par value; authorized 2,000 shares;
  no shares issued and outstanding at June 30,
  2004 and 2003                                           -               -
COMMON STOCK
  $.001 par value; authorized 50,000 shares;
  issued and outstanding, 7,686 shares at
  June 30, 2004 and at June 30, 2003                      8               8
WARRANTS OUTSTANDING, NET                               269           1,613
ADDITIONAL PAID-IN-CAPITAL                          285,071         283,727
ACCUMULATED DEFICIT                                (282,233)       (279,308)
ACCUMULATED OTHER COMPREHENSIVE INCOME                   89              23
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                            3,204           6,063
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $  13,854       $  13,479
                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                 (Dollars Thousands, Except Per Share Amounts)

                                         Fiscal        Fiscal        Fiscal
                                          2004          2003          2002
                                       ----------    ----------    ----------
REVENUE                                $  18,174     $   4,017     $       -

OPERATING COSTS AND EXPENSES
  Cost of revenues                        10,873         2,505             -
  Marketing expenses                       1,563           384             -
  Research and development expenses        1,405           254             -
  Depreciation and amortization expenses   1,566           613           320
  General and administrative expenses      3,562         1,360         4,713
  Impairment loss                          1,844             -             -
  Minority interest                          286            35             -
  Income from unconsolidated subsidiary       64            (8)            -
                                       ----------    ----------    ----------
TOTAL OPERATING COSTS AND EXPENSES        21,163         5,143         5,033
                                       ----------    ----------    ----------
LOSS FROM OPERATIONS                      (2,989)       (1,126)       (5,033)
                                       ----------    ----------    ----------
OTHER INCOME (EXPENSE)
  Other income                                13             8             -
  Interest expense                             -            (1)          (81)
  Gain on foreign exchange                    51             -             -
                                       ----------    ----------    ----------
TOTAL OTHER INCOME (EXPENSE)                  64             7           (81)
                                       ----------    ----------    ----------
NET LOSS FROM CONTINUING OPERATIONS       (2,925)       (1,119)       (5,114)
                                       ----------    ----------    ----------
LOSS ON DISPOSAL FROM DISCONTINUED OPS         -             -          (100)
                                       ----------    ----------    ----------
EXTRAORDINARY GAIN ON DISCHARGE
  OF INDEBTEDNESS                              -         3,975         1,568
                                       ----------    ----------    ----------
NET INCOME (LOSS)                      $  (2,925)    $   2,856     $  (3,646)
                                       ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              7,686         4,262           381
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE
NET LOSS FROM CONTINUING OPERATION     $   (0.38)    $   (0.26)    $  (13.42)
LOSS ON DISPOSAL FROM DISCONTINUED OPS         -             -         (0.26)
                                       ----------    ----------    ----------
NET LOSS BEFORE EXTRAORDINARY GAIN $ (0.38) $ (0.26) $ (13.68) EXTRAORDINARY GAIN ON DISCHARGE
  OF INDEBTEDNESS                              -          0.93          4.11
                                       ----------    ----------    ----------
NET INCOME (LOSS)                      $   (0.38)    $    0.67     $   (9.57)
                                       ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                     F-4


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2003      7,686   $    8   $ 1,613   $ 283,727  $(279,308)

Year ended June 30, 2004:
 Exercise of stock options       -        -         -           -          -
 Common stock warrants expired   -        -    (1,344)      1,344          -
 Net loss                        -        -         -           -     (2,925)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, JUNE 30, 2004      7,686   $    8  $    269   $ 285,071  $(282,233)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -Continued-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2003                $       -          $      23

Year ended June 30, 2004:
 Exercise of stock options                     -                  -
 Common stock warrants expired                 -                  -
 Net loss                                 (2,925)                 -
 Foreign currency translation
  adjustment                                  66                 66
                                       ----------         ----------
BALANCES, JUNE 30, 2004                $  (2,859)         $      89
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                  -CONTINUED-
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2002     38,530   $   38   $ 5,047   $ 271,869  $(282,164)

Year ended June 30, 2003:
 Common stock warrants expired   -        -    (3,434)      3,434          -
 Common stock issued for
  conversion of debt         3,750        4         -          71          -
 Common stock issued for
  exercise of stock options     53        -         -           -          -
 1:100 reverse stock split (41,910)     (42)        -          42          -
 Common stock issued for
  conversion of debt           865        1         -       1,920          -
 Common stock issued for
  acquisitions               6,398        7         -       6,391          -
 Net income                      -        -         -           -      2,856
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, JUNE 30, 2003      7,686   $    8  $  1,613   $ 283,727  $(279,308)
                            ======   ======  ========   =========  ==========

                                                                 ACCUMULATED
    -Continued-                                                     OTHER
                                             COMPREHENSIVE      COMPREHENSIVE
                                                INCOME             INCOME
                                             -------------      -------------
BALANCES, JUNE 30, 2002                        $       -          $       -

Year ended June 30, 2003:
 Common stock warrants expired                         -                  -
 Common stock issued for conversion of debt            -                  -
 Common stock issued for exercise of stock options     -                  -
 1:100 reverse stock split                             -                  -
 Common stock issued for conversion of debt            -                  -
 Common stock issued for acquisitions                  -                  -
 Net income                                        2,856                  -
 Foreign currency translation adjustment              23                 23
                                               ----------         ----------
BALANCES, JUNE 30, 2003                        $   2,879          $      23
                                               ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                  -CONTINUED-
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2001     35,380   $   35   $ 9,865   $ 266,626  $(278,518)

Year ended June 30, 2002:
 Common stock issued for
  cash                       3,000        3         -         147          -
 Commission on issuance
  of common stock                -        -         -         (15)         -
 Common stock issued for
  expenses                     150        -         -          10          -
 Common stock warrants issued,
  net of change in unearned
  consulting fees of $(235)      -        -       283           -          -
 Common stock warrants expired   -        -    (5,101)      5,101          -
 Net loss                        -        -         -           -     (3,646)
                            ------   ------  --------   ---------  ----------
BALANCES, JUNE 30, 2002     38,530   $   38  $  5,047   $ 271,869  $(282,164)
                            ======   ======  ========   =========  ==========


                                                                 ACCUMULATED
    -Continued-                                                     OTHER
                                             COMPREHENSIVE      COMPREHENSIVE
                                                INCOME             INCOME
                                             -------------      -------------
BALANCES, JUNE 30, 2001                        $       -          $       -

Year ended June 30, 2002:
 Common stock issued for cash                          -                  -
 Commission on issuance of common stock                -                  -
 Common stock issued for expenses                      -                  -
 Common stock warrants issued, net of change
  in unearned consulting fees of $(235)                -                  -
 Common stock warrants expired                         -                  -
 Net loss                                         (3,646)                 -
                                              ----------         ----------
BALANCES, JUNE 30, 2002                        $  (3,646)         $       -
                                               ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                            (Dollars in Thousands)

                                            Fiscal      Fiscal      Fiscal
                                             2004        2003        2002
                                          ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                         $ (2,925)   $  2,856    $ (3,646)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Extraordinary gain on discharge of
    indebtedness                                  -      (3,975)     (1,568)
   Loss from discontinued operations              -           -         100
   Depreciation and amortization              1,566         613         320
   Impairment loss                            1,844           -           -
   Loss on sale of fixed assets                   -           -         133
   Issuance of common stock warrants for
    general and administrative expenses           -           -          80
   Minority interest                            286          35           -
   Income from unconsolidated subsidiary         64          (8)          -
   Other                                          -         (38)         77
 Change in assets and liabilities which
  increase (decrease) cash:
   Accounts receivable                       (2,312)        285           -
   Inventory                                 (1,009)       (535)         87
   Prepaid expenses and other current assets     26         (61)        105
   Accounts payable an accrued liabilities    1,897       1,445       3,767
   Deferred revenue                             (85)       (172)          -
                                          ---------   ---------   ---------
 Net cash provided by (used) in
  operating activities                         (648)        445        (545)
                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash of acquired company                         -       1,242           -
 Investment in long-lived assets             (1,170)       (366)          -
 Deferred rental inducements, net of
  related receivables                           198           -           -
 Deferred development cost                      (50)          -           -
 Proceeds from sale of fixed assets               -           -          19
                                          ---------   ---------   ---------
 Net cash provided by (used in)
  investing activities                       (1,022)        876          19
                                          ---------   ---------   ---------


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                 -CONTINUED-
                            (Dollars in Thousands)

                                            Fiscal      Fiscal      Fiscal
                                             2004        2003        2002
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings            569         817         272
 Sale of common stock for cash                    -           -         135
 Repayment of capital lease obligations        (183)          -           -
                                          ---------   ---------   ---------
 Net cash provided by financing activities      386         817         407
                                          ---------   ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          (2)          -           -
                                          ---------   ---------   ---------
NET CHANGE IN CASH AND EQUIVALENTS           (1,286)      2,138        (119)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD     2,143           5         124
                                          ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF PERIOD        $    857    $  2,143    $      5
                                          =========   =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
   Interest                                $      -    $      -    $      -
   Income taxes                            $      -    $      -    $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Conversion of debt into equity           $      -    $  1,996    $      -
  Issuance of shares upon acquisitions
    DataWave Systems, Inc.                 $      -    $  2,198    $      -
    C4 Services, Ltd.                      $      -    $  4,200    $      -
  Reclassification of pre-petition
   liabilities into liabilities subject
   to compromise                           $      -    $      -    $  5,557
  Equipment acquired under capital lease   $    349    $      -    $      -
  Tenant incentives for leased premises    $    540    $      -    $      -


The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


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

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade named ClariCAST(r), allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd. and a majority ownership in DataWave Systems Inc.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the twelve month periods ended June 30, 2004, 2003 and 2002 are referred to as Fiscal 2004, Fiscal 2003 and Fiscal 2002 respectively.

DataWave System's Inc. ("DataWave") has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the June 30, 2004 financial statements of the Company include the balance sheet of DataWave as of March 31, 2004. The results of operations of DataWave for the year ended March 31, 2004 are included in the statement of operations of the Company for the year ended June 30, 2004.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


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

Revenue and Cost Recognition
----------------------------
The Company's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of DataWave or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DataWave has no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

Financial Instruments
---------------------
The Company's financial instruments consist primarily of cash and equivalents, accounts receivable, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of June 30, 2004 and 2003, approximate their fair value because of their short maturities.

Accounts receivable includes amounts due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. At March 31, 2004 and 2003, the top ten customers accounted for 71% and 86% of accounts receivable. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

The Company is exposed to foreign exchange risks due to its sales denominated in foreign currency.

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


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capitalized Internal Use Software Costs
---------------------------------------
DataWave capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized computer software costs are amortized using the straight-line method over a period of 3 years.

Software maintenance and training costs are expensed in the period in which they are incurred.

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No such impairment losses for goodwill were identified at June 30, 2004 and 2003.

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

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment. An impairment loss on the DataWave International License was identified at June 30, 2004. See Note 8.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the year ended June 30, 2004. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2004, 2003 and 2002 were the same because the effect of using the treasury stock method would be antidilutive.

DataWave has an employee stock option plan providing for the issuance of stock options to purchase DataWave common stock. Since these options are not "in the money" at the DataWave level, there is no impact on the Company's earnings per share. However, such options, when and if exercised, will dilute the Company's actual ownership interest in DataWave. Based on the current program, the potential percentage ownership interest attributable to exercisable DataWave options as of June 30, 2004 is, on a diluted basis, approximately 2%.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation", which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented.
Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 15.

Recent Accounting Pronouncements
--------------------------------
In January 2003 with a revision in December 2003, the FASB issued FASB Interpretation No. 46 and 46R ("FIN 46R"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51". FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46R provisions are required to be adopted for periods ending after March 15, 2004. This statement is not currently applicable to the Company.

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


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications
-----------------
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


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


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 3.  ACQUISITIONS (continued)

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

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the June 30, 2004 financial statements of the Company include the balance sheet of DataWave as of March 31, 2004. The results of operations of DataWave for the year ended March 31, 2004 are included in the statement of operations of the Company for the year ended June 30, 2004.

The following summary presents the Company's unaudited pro forma consolidated results of operations for the year ended June 30, 2003 as if DataWave was acquired July 1, 2002 (in thousands).

                                                        Fiscal
                                                         2003
                                                      ----------
          Revenue                                     $  18,247
          Net loss before extraordinary gain          $    (908)
          Extraordinary gain                          $   3,975
          Net income                                  $   2,947

          Basic and diluted income (loss) per share
            Net loss from continuing operations       $   (0.12)
            Extraordinary gain                        $    0.52
            Net income                                $    0.39


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 3.  ACQUISITIONS (continued)

Proposed Merger
---------------
On April 22, 2004, the Company publicly announced a proposed merger with DataWave and on June 1, 2004, the Company entered into a merger agreement to purchase the remaining 49.9% interest in DataWave through an exchange of stock. The Company would issue 2,034,165 shares of common stock in exchange for 21,917,304 shares of common stock of DataWave. The proposed merger will be accounted for by the Company under the purchase method of accounting. The purchase price is estimated to be $2,280,000 excluding acquisition costs of approximately $350,000. The Company is in the process of filing a Form S-4 Registration Statement to obtain the approval of its shareholders for the proposed merger.


NOTE 4.  DISCONTINUED OPERATIONS

The Company acquired MegaHertz-NKO, Inc. ("M-NKO") in May 1999 and Tekbilt World Communications, inc. ("TWC") in December 1999. Prior to their sale, the combined businesses of TWC and M-NKO operated as an Internet Service Provider and a facilities-based provider of IP and conventional switched telecommunications services in the United States. During Fiscal 2000, the Company terminated most of M-NKO's revenue-generating activities and consolidated those remaining operations into TWC. In May 2001, the Company sold all of the common stock of TWC and M-NKO. During Fiscal 2002, the Company recognized a loss on disposal of $100,000.


NOTE 5.  ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2004           2003
                                              ----------     ----------
  Trade accounts receivable (net of allowance
    for doubtful accounts of $13 and $55)     $   3,590      $   1,698
  Input tax credits receivable                      558            211
  Tenant incentives                                 166              -
  Other receivables                                  36            129
                                              ----------     ----------
                                              $   4,350      $   2,038
                                              ==========     ==========


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 6.  INVENTORY

Inventory consists of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2004           2003
                                              ----------     ----------
  DataWave Telecard parts and supplies        $     139      $     142
  PINs and cellular time                          1,778          1,015
  Cards and long distance phone time                318             68
                                              ----------     ----------
                                              $   2,235      $   1,225
                                              ==========     ==========


NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):


                                                Fiscal         Fiscal
                                                 2004           2003
                                              ----------     ----------
  Computer equipment and software             $   2,447      $   1,844
  Office equipment and furniture                    193            193
  Other machinery and equipment                      31             55
  Parts, supplies and components                    332            581
  Vending machines in assembly                       29             55
  Vending equipment                               4,322          3,325
  Leasehold improvements                            325             53
                                              ----------     ----------
  Total cost                                  $   7,679      $   6,106
  Less accumulated depreciation                  (5,243)        (4,376)
                                              ----------     ----------
                                              $   2,436      $   1,730
                                              ==========     ==========

Depreciation expense was $875,000, $225,000 and $247,000 for Fiscal 2004, 2003 and 2002.

Internal use software costs capitalized as computer software totaled $43,208 in Fiscal 2004 and $-0- in Fiscal 2003.

Computing equipment and software with a net book value of $316,707 in Fiscal 2004 and $-0- in Fiscal 2003 was acquired under capital lease.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 8.  INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2004           2003
                                              ----------     ----------
  DataWave International License              $   2,356      $   4,200
  Customer lists                                    657            623
  Patents and technology                            450            450
                                              ----------     ----------
                                              $   3,463      $   5,273
  Less accumulated amortization                  (1,634)          (943)
                                              ----------     ----------
                                              $   1,829      $   4,330
                                              ==========     ==========

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $691,000, $338,000 and $73,000 for Fiscal 2004, 2003 and 2002.

An impairment loss in the amount of $1,844,000 was recorded at June 30, 2004 to reduce the net carrying value to fair market value based on a valuation by an independent party.


NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                Fiscal         Fiscal
                                                 2004           2003
                                              ----------     ----------
  Trade accounts payable                      $   5,456      $   3,902
  Accrued compensation and benefits                  94            266
  Co-op and rebate accruals                         256            300
  Long-distance time accruals                       700            926
  Other accrued liabilities                         495            155
  State, local, GST and other taxes payable         797            324
                                              ----------     ----------
                                              $   7,798      $   5,873
                                              ==========     ==========


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 10.  EXTRAORDINARY GAIN ON DISCHARGE OF INDEBTEDNESS

Extraordinary gain on discharge of indebtedness of $3,975,000 in Fiscal 2003 resulted from Chapter 11 Reorganization of the Company in the amount of $3,635,000 and $340,000 resulted from the Chapter 7 liquidation of Radio Net International Inc., a wholly owned subsidiary of the Company.

Extraordinary gain on discharge of indebtedness of $1,568,000 in Fiscal 2002 resulted from the Chapter 7 liquidation of Clariti Wireless Messaging, Inc. and Radio Net International, Inc.; both wholly-owned subsidiaries of the Company.


NOTE 11.  SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through June 30, 2005. For Fiscal 2005 (July 1, 2004 through June 30, 2005), IT&S has committed to fund up to $1,000,000 in working capital requirements. The amount funded as of June 30, 2003 was $968,000; however, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of June 30, 2004 and 2003 was $887,000 and $318,000.


NOTE 12.  INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2004, Fiscal 2003 and Fiscal 2002 due to the following:

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


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 12.  INCOME TAXES (continued)

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                           Fiscal       Fiscal       Fiscal
                                            2004         2003         2002
                                          ---------    ---------    ---------
  Statutory provision (benefit)           $   (995)    $    971     $ (1,240)
  Tax benefit not recognized
    on current year loss                       995            -        1,240
  Tax benefit on use of loss carryforwards
    not previously reorganized                   -         (971)           -
                                          ---------    ---------    ---------
                                          $      -     $      -     $      -
                                          =========    =========    =========

Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the Company's deferred tax assets are as follows (dollars in thousands):
                                            Fiscal        Fiscal
                                             2004          2003
                                          ----------    ----------
     Intangible assets                     $    722      $      3
     Property and equipment                $    215      $     52
     Net operating loss carryforwards        84,699        85,288
     Capital loss carryforwards                   -           115
     Valuation allowance                    (85,636)      (85,458)
                                           ---------     ---------
                                           $      -      $      -
                                           =========     =========

The deferred tax liability of $268,000 at Fiscal 2004 and Fiscal 2003 represents deferred revenue related to an acquisition.

Integrated Data Corp. files a consolidated corporate income tax return in the United States and its foreign subsidiaries will be required to file income tax returns in their respective countries.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 12.  INCOME TAXES (continued)

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

At June 30, 2004 the Company had net operating loss carryforwards for US Income Tax purposes of approximately $244,624,000 which if not used will expire primarily during the years 2004 through 2023. For Canadian Income Tax purposes, the Company had net operating loss and capital loss carryforwards of $4,900,000 and $1,000,000, respectively. The net operating loss carryforwards commenced expiring in 2003 and capital loss carryforwards expire in fiscal year 2005.


NOTE 13.  CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

          2005                                $  78,259
          2006                                   78,259
          2007                                   56,174
                                              ----------
          Total minimum lease payments          212,692
          Less: amount representing interest    (23,025)
                                              ----------
                                                189,667
          Less: current portion                 (64,641)
                                              ----------
          Balance of obligation               $ 125,026
                                              ==========


NOTE 14.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 14.  COMMITMENTS AND CONTINGENCIES (continued)

Leases
------
The Company has the following future minimum payments with respect to leases for office space, computer and office equipment:

                        2005            $   439,454
                        2006                429,704
                        2007                365,577
                        2008                296,732
                        2009                345,776
                        Thereafter          926,173
                                        -----------
                                        $ 2,803,416
                                        ===========

Rent expense for operating leases in Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $307,000, $99,000 and $1,299,000, respectively.

Deferred Inducement
-------------------
In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $277,162, of which $166,297 is recorded as a current receivable and $110,865 is recorded as a long-term receivable. Also included were inducements for free rent. At March 31, 2004, the deferred rent inducement was $308,551 less the current portion of $27,716 (2003 - $-0-).


NOTE 15.  STOCKHOLDERS' EQUITY

Common Stock
------------
Effective April 12, 2004, the number of authorized shares of common stock, par value $0.001 per share, was reduced from 300,000,000 to 50,000,000.

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


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 15.  STOCKHOLDERS' EQUITY (continued)

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

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the 3-year period ended June 30, 2004:


                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 -------   --------------   ----------------
Warrants outstanding, 6/30/01       31   $ 25.00 - $1,600.00    $  665.00
  Warrants issued                   11   $  5.00 - $   50.00    $   46.00
  Warrants canceled/expired        (12)  $ 25.00 - $1,200.00    $  696.00
                                 ------- -------------------   -----------
Warrants outstanding, 6/30/02       30   $  5.00 - $1,600.00    $  346.00
    Warrants canceled/expired      (23)  $  7.00 - $1,600.00    $  309.00
                                 ------- -------------------   -----------
Warrants outstanding, 6/30/03        7   $  5.00 - $1,148.00    $  412.00
    Warrants canceled/expired       (5)  $100.00 - $1,148.00    $  481.00
                                 ------- -------------------   -----------
Warrants outstanding, 6/30/04        2   $  5.00 - $  975.00    $  185.00



                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 15.  STOCKHOLDERS' EQUITY (continued)

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. Such fair value was estimated using the Black-Scholes model with the following assumptions for Fiscal 2002: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 6.5%. The Black-Scholes model valued the warrants issued or re-priced during Fiscal 2004, Fiscal 2003 and Fiscal 2002 at $-0-, $-0- and $69,841,
respectively.

Stock Option Plan
-----------------
The Company, with stockholder approval, adopted a Stock Option Plan (the "Plan") in November 1991 providing for the granting of options to officers, key employees, certain consultants and others. Options to purchase the Company's common stock could be made for a term of up to ten years at the fair market value at the time of the grant. Incentive options granted to a ten percent or more stockholder could not be for less than 110% of fair market value nor for a term of more than five years. The aggregate fair market value of the stock for which an employee could be granted incentive options first exercisable in any calendar year could not exceed $100,000.

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2004 there were 5,428 common share options outstanding with none of the options being "in the money". During Fiscal 2004, no options were exercised under the Stock Option Plan.

Stock Options
-------------
Prior to November 1991 the Company's Board of Directors periodically authorized the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options could generally be exercised at the fair market value of the common stock on the date of the grant. The following table summarizes activity for stock options during the 3-year period ended June 30, 2004:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 ------    --------------   ----------------
Options outstanding, 6/30/01       34    $0.10 - $1,550.00     $  642.00
  Options forfeited               (29)   $0.10 - $1,400.00     $  643.00
                                  ----
Options outstanding, 6/30/02        5    $0.10 - $1,188.00     $  641.00
Options outstanding, 6/30/03        5    $9.00 - $1,188.00     $  637.00
Options outstanding, 6/30/04        5    $9.00 - $1,188.00     $  637.00

                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 15.  STOCKHOLDERS' EQUITY (continued)

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal 2004, 2003 and 2002.


NOTE 16.  EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsor a defined contribution pension plan for their employees in the form of a 401(k) plan. The Company makes no contributions to such plan. The Company does not currently pay for the cost of medical insurance for its United States employees. The Company provides no post-retirement medical benefits.


NOTE 17.  NET AGENCY SALES

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


                                                   Fiscal        Fiscal
                                                    2004          2003
                                                 ----------    ----------
     Gross proceeds received on agency sales     $  63,902     $  14,505
     Less payments to suppliers                    (57,003)       (7,510)
                                                 ----------    ----------
     Net agency sales                            $   6,899     $   6,995
                                                 ==========    ==========



                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


NOTE 18.  SEGMENT INFORMATION

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

The Company has net long-lived assets of $4,987,000 in the US and $2,636,000 in Canada at June 30, 2004 and $5,848,000 in the US and $1,738,000 in Canada at June 30, 2003. Long-lived assets consist of property and equipment, goodwill, and licenses net of accumulated depreciation and amortization. The Company has earned revenue from sales to customers of approximately $7,180,000 in the US, $10,773,000 in Canada, $98,000 in Mexico, and $123,000
in the United Kingdom for Fiscal 2004 and approximately $1,733,000 in the US and $2,284,000 in Canada for Fiscal 2003. During Fiscal 2004 and 2003, the top ten customers comprised approximately 44% of revenue.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of September 24, 2004:

                                   Current Position(s)     Date First Elected
Name                    Age           with Company            or Appointed
-------------------     ---      -----------------------   ------------------

David C. Bryan           49      Director, President and        August 2003
                                 Chief Executive Officer

Stuart W. Settle Jr.     63      Director and Secretary         April 2002

Ian Tromans              66      Director                       April 2002

Eduard Will              62      Director                       January 2003

Walter T. Bristow III    47      Vice President                 April 2002

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

Ian Tromans is a trigonometrical surveyor and mining engineer, having qualified in HM Royal Engineers in 1959. He has served with the British Army in Africa and the Middle East and has operated at the Director level in the UK for several major civil engineering and opencast mining companies, including Trafalgar House, English China Clays and Public Works Ltd. Mr. Tromans has been responsible for the overall management of engineering teams of up to 600 personnel and has played a major role in the supervision of several major engineering projects including Kielder Dam, Kernick Dam, the M4 Motorway and the Brent Cross Flyover. He has also served as Director in other areas of commerce including the telecommunications, leisure and building supplies industries and has controlled annual operating budgets of up to $62M. Mr. Tromans has lectured to the Quarrying Associations of Australia and the United Kingdom and has, in recent years, acted as Management Consultant to many London-based international trading corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities and Exchange Act requires executive officers, directors, and persons or entities that own more than 10% of the Company's common stock to file reports regarding ownership of and transactions in the Company's securities with the U.S. Securities and Exchange Commission and to provide the Company with copies of those filings. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes the following officers and greater than 10% beneficial owners are delinquent in their filing requirements: Eduard Will, Integrated Technologies & Systems Ltd, Ansteed Investments Ltd, I. Hopkins, and B. Candlin.


ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or accrued during the fiscal years ended June 30, 2004, 2003 and 2002 ("Fiscal 2004", "Fiscal 2003" and "Fiscal 2002", respectively) to the Company's Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus earned by them more than $100,000 during Fiscal 2004 (collectively, the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                Annual                      Long-Term
                             Compensation                  Compensation
                             ------------                     Awards
                                                           ------------
                                                           Secur-
                                                           ities
                                          Other    Restr-  Under-    All
                                          Annual   icted   lying    Other
   Name and        Fiscal                 Compen-  Stock   Options  Compen-
   Principal        Year  Salary  Bonus   sation   Awards  /SARs    sation
   Position         Ended ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
-----------------   ----- ------  ------  -------  ------  -------  -------
David C. Bryan      2004   156       -       -        -       -        -
President and CEO   2003   156       -       -        -       -        -
                    2002    60(a)    -       -        -       1        -

(a) During Fiscal 2002, Mr. Bryan was paid a salary of $60,000 directly from the Company. For the majority of Fiscal 2002, Mr. Bryan worked for subsidiaries of the Company which were liquidated.

Long-Term Incentive Plans - Awards in Most Recently Completed Fiscal Year
-------------------------------------------------------------------------
The Company has no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to the Named Executives during Fiscal 2004. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (stock appreciation rights) or restricted share compensation.

Option Grants for the Year Ended June 30, 2004
----------------------------------------------
During Fiscal 2004 no stock options were granted to the Named Executives.

Aggregated Options Exercised for the Year Ended June 30, 2004
-------------------------------------------------------------
The following table provides information regarding exercised/unexercised stock options held by the Named Executives:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Option/SAR Values
                      For the Year Ended June 30, 2004
              ---------------------------------------------------
                                                Number of
                                                Securities
                                                Underlying
                                                Unexercised     Value of
                                               Options/SARs    Unexercised
                                                At Fiscal      In-the-Money
                      Shares                     Year End      Options/SARS
                   Acquired on       Value     Exercisable/     at Fiscal
                     Exercise      Realized    Unexercisable    Year End(a)
Name                  (#000)        ($000)        (#000)          ($000)
----------------    -----------    --------    ------------    ------------
David C. Bryan           -             -             4               -

Compensation Plans
------------------
With the exception of compensation in the form of certain medical, dental, disability and life insurance benefits paid pursuant to plans that do not discriminate in favor of officers or directors of the Company and are available generally to all employees who are employed by the Company, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2004, Fiscal 2003 and Fiscal 2002, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above.

Employment Contracts and Termination Arrangements
-------------------------------------------------
No employment contracts exist between the Company and the Named Executives. There are no compensatory plans or arrangements with respect to the Named Executives resulting from the resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan
-----------------
The Company's original Stock Option Plan (the "Stock Option Plan") was approved by a majority of the Company's stockholders in November 1991. The Stock Option Plan was intended to qualify, in part, as an incentive stock option plan under Section 422 of the Internal Revenue Code (the "Code") and in part as a non-qualified stock option plan, and to provide an incentive to those directors, key employees of the Company and its subsidiaries, and certain other persons who materially contributed to the Company's progress.

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2004 there were 5,428 common share options outstanding with none of the options being "in the money". During Fiscal 2004, no options were exercised under the Stock Option Plan.

Compensation of Directors
-------------------------
None.


REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Company's Board of Directors determines the compensation of the Company's executive officers. The Company attempts to provide its executives with a total compensation package that is competitive with those provided to executives who hold comparable positions or have similar qualifications in other similar organizations. The Board of Directors works closely with management to design a compensation program to assist the Company in attracting and retaining outstanding executives and senior management personnel in the telecommunications and wireless communications industry who the Company believes will be, or who are, valuable employees. Compensation paid to the Company's Chief Executive Officer during Fiscal 2004 consisted entirely of base salary to which they were entitled.

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

     By the Board of Directors,
       David C. Bryan, Stuart W. Settle, Jr., Ian Tromans, and Eduard Will


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 30, 2004, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                            Amount and
                                            Nature of
                                            Beneficial
                                            Ownership            Percent of
Name and Address                              (#000)              Class (a)
--------------------------                  -----------          ----------
Integrated Technologies & Systems Ltd          1,677                21.8%
Tortola, British Virgin Islands

Ansteed Investments Ltd                        1,536                20.0%
Basel, Switzerland

I. Hopkins                                     1,015                13.2%
London, England

B. Candlin                                     1,005                13.1%
London, England

David C. Bryan                                     3(b)               *
St. Davids, Pennsylvania

Stuart W. Settle, Jr.                             18                  *
Richmond, Virginia

Ian Tromans                                       18                  *
Oxfordshire, England

Eduard Will                                        0                  *
Montclair, New Jersey

All officers and directors
as a group (5 persons)                            39(c)               *
---------------------------------
*less than 1%

(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2004 (7,685,677 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2004 are deemed beneficially owned by, and outstanding with respect to, such person.

(b) Includes 3,752 shares of common stock that such person has the right to acquire pursuant to stock options exercisable within 60 days.

(c) Includes 3,862 shares of common stock that such persons have the right to acquire pursuant to stock options exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Integrated Technologies & Systems Ltd ("IT&S"), a greater than 5% shareholder, and/or its affiliates have agreed to fund the Company's working capital requirements through June 30, 2005. This funding is in the form of a no interest, no security, short-term loan. As of 30 June 2004, the total amount funded under this agreement was $1,537,000 of which $650,000 has been converted to 325,000 shares of Company common stock leaving a balance owed of $887,000.

During Fiscal 2004 the Company paid approximately $30,000 to Stuart W. Settle, Jr., a Company director, for services provided in his role as corporate general counsel.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the years ended June 30, 2004 and 2003, the following fees were invoiced by Cogen Sklar LLP for services provided.

Audit Fees
----------
The aggregate fees billed for the annual audit of the Company's financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs for the years ended June 30, 2004 and 2003 amounted to approximately $50,800 and $54,100, respectively.

Audit Related Fees
------------------
For the years ended June 30, 2004 and 2003, there were no fees billed related to other audit related services.

Tax Fees
--------
For the years ended June 30, 2004 and 2003, the aggregate tax fees billed relating to tax services amounted to approximately $11,900 and $5,700, respectively.

All Other Fees
--------------
For the years ended June 30, 2004 and 2003, there were no other fees billed.

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 25 of this report.

(2) Financial Statement Schedule: See Index to Consolidated Financial Statements under Item 8 on page 25 of this report.

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

Reports on Form 8-K
-------------------

The Company filed the following Form 8-K during the quarter ended June 30, 2004:

(a) A current report on Form 8-K dated April 12, 2004 was filed announcing a reduction in the authorized number of shares of common stock of the Company (from 300,000,000 to 50,000,000), the shareholder re-election of the current Board of Directors, and the ratification of Cogen Sklar LLP of Bala Cynwyd, Pennsylvania to serve as the Company's independent auditors for the fiscal year ending June 30, 2004. The Certificate of Amendment of Certificate of Incorporation of Integrated Data Corp reducing the authorized number of shares of common stock of the Company was filed as an Exhibit to this referenced Form 8-K.

(b) A current report on Form 8-K dated April 23, 2004 was filed to announce that the Company and DataWave have signed a Letter Agreement regarding a proposed merger in which the shareholders of DataWave will be issued shares of the Company in exchange for all the issued and outstanding shares of DataWave.

(c) A current report on Form 8-K dated June 3, 2004 was filed to announce that the Company and DataWave have signed an Agreement and Plan of Merger. The Agreement and Plan of Merger was filed as an Exhibit to this referenced Form 8-K.

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

                                    Date:  September 28, 2004


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

                                    Date:  September 28, 2004