Form 10-Q
period 2004-09-30
INTEGRATED DATA CORP
filed 2004-11-15
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004


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

As of November 12, 2004, there were 7,685,677 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at September 30, 2004 (unaudited)
          and June 30, 2004 (audited)......................................1

          Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)....................3

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the three months ended September 30, 2004 (unaudited)........4

          Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 (unaudited)....................5

          Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................22

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................25

     Item 4.  Controls and Procedures.....................................26


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


                                     -ii-









































                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                September 30,      June 30,
                                                    2004            2004
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  2,335        $    857
  Accounts receivable, net allowance of $13 & $13    4,678           4,350
  Inventory                                          3,312           2,235
  Prepaid expenses and other current assets            392             457
                                                  ---------       ---------
                                                    10,717           7,899

PROPERTY AND EQUIPMENT, NET                          2,388           2,436
INTANGIBLE ASSETS, NET
  Amortizable                                        1,716           1,829
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                 8               8
OTHER ASSETS                                           244             218
                                                  ---------       ---------
TOTAL ASSETS                                      $ 16,537        $ 13,854
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations    $     66        $     65
  Accounts payable and accrued liabilities          10,407           7,798
  Short-term borrowings from related parties         1,137             887
  Deferred revenue                                     155              61
                                                  ---------       ---------
                                                    11,765           8,811
                                                  ---------       ---------
LONG-TERM LIABILITIES
  Capital lease obligations                            108             125
  Other long-term liabilities                          312             281
  Deferred income taxes                                277             268
                                                  ---------       ---------
                                                       697             674
                                                  ---------       ---------
TOTAL LIABILITIES                                   12,462           9,485
                                                  ---------       ---------
MINORITY INTEREST                                    1,221           1,165
                                                  ---------       ---------
COMMITMENTS                                              -               -
                                                  ---------       ---------

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                September 30,      June 30,
                                                    2004            2004
                                                -----------       ---------
                                                (Unaudited)       (Audited)

          STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $0.001 par value, authorized 2,000 shares,
  no shares issued and outstanding at
  September 30 and June 30, 2004                         -               -

COMMON STOCK
  $0.001 par value; 50,000 shares authorized;
  issued and outstanding, 7,686 shares at
  September 30 and June 30, 2004                         8               8

WARRANTS OUTSTANDING, NET                              269             269

ADDITIONAL PAID-IN-CAPITAL                         285,071         285,071

ACCUMULATED DEFICIT                               (282,529)       (282,233)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  35              89
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           2,854           3,204
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 16,537        $ 13,854
                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    Three Months Ended     Three Months Ended
                                    September 30, 2004     September 30, 2003
                                    ------------------     ------------------
REVENUE                                  $  4,568               $  4,136
                                         ---------              ---------
OPERATING COSTS AND EXPENSES
  Cost of revenues                          2,647                  2,459
  Marketing expenses                          427                    411
  Research and development expenses           290                    375
  Depreciation and amortization               337                    356
  General and administrative                  926                    766
  Merger costs                                188                      -
  Minority interest                            41                     58
  Income from unconsolidated subsidiary         4                      -
                                         ---------              ---------
TOTAL OPERATING COSTS AND EXPENSES          4,860                  4,425
                                         ---------              ---------
LOSS FROM OPERATIONS                         (292)                  (289)
                                         ---------              ---------
OTHER INCOME (EXPENSE)
  Other income                                  -                      9
  Other expense                                (1)                     -
  Gain (loss) on foreign exchange              (3)                    22
                                         ---------              ---------
TOTAL OTHER INCOME (EXPENSE)                   (4)                    31
                                         ---------              ---------
NET LOSS                                 $   (296)              $   (258)
                                         =========              =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                               7,686                  7,686
                                         =========              =========
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                       $  (0.04)              $  (0.03)
                                         =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE MONTHS ENDED SEPTEMBER 30, 2004
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2004      7,686   $    8   $   269   $ 285,071  $(282,233)

Three months ended
 September 30, 2004
  (Unaudited):
 Net income (loss)               -        -         -           -       (296)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, SEPTEMBER 30,
 2004 (Unaudited)            7,686   $    8  $    269   $ 285,071  $(282,529)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2004                $       -          $      89

Three months ended
 September 30, 2004
  (Unaudited):
 Net income (loss)                          (296)                 -
 Foreign currency translation
  adjustment                                 (54)               (54)
                                       ----------         ----------
BALANCES, SEPTEMBER 30,
 2004 (Unaudited)                      $    (350)         $      35
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                       Three Months Ended  Three Months Ended
                                       September 30, 2004  September 30, 2003
                                       ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $   (296)           $   (258)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                337                 356
    Minority interest                             41                  58
    Income from unconsolidated subsidiary          4                   -
  Change in assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                         (328)             (1,806)
    Inventory                                 (1,077)               (376)
    Prepaid expenses & other current assets       65                 (83)
    Accounts payable & accrued liabilities     2,609               1,581
    Deferred revenue                              94                 (50)
                                            ---------           ---------
  Net cash provided by (used in)
  operating activities                         1,449                (578)
                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in long-lived assets               (205)               (425)
                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings            250                  95
  Repayment of capital lease obligations         (16)                  -
                                            ---------           ---------
  Net cash provided by financing activities      234                  95
                                            ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH            -                   -
                                            ---------           ---------
NET CHANGE IN CASH AND EQUIVALENTS             1,478                (908)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD        857               2,143
                                            ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD         $  2,335            $  1,235
                                            =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                $      -            $      -
    Income taxes                            $      -            $      -


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Integrated Data Corp. ("IDC" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicted, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in IDC's June 30, 2004 Form 10-K and other information included in IDC's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S., Canada, the U.K., and Italy. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services.

The Company was originally formed in February 1988 as the successor to a music and recording studio business. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade named ClariCAST(Registered Trademark) allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd and a majority ownership in DataWave Systems Inc.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2004 and 2003 are referred to as Fiscal 1Q05 and Fiscal 1Q04, respectively.

DataWave System's Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the September 30, 2004 financial statements of the Company include the balance sheet of DataWave as of June 30, 2004. The results of operations of DataWave for the three months ended June 30, 2004 are included in the statement of operations of the Company for the three months ended September 30, 2004.


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


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

Accounts receivable includes amounts due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. At June 30, 2004 and 2003, the top ten customers accounted for 63% and 86% of accounts receivable. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


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

Computer equipment & software   30% declining balance or 5-year straight line
Office equipment                20% declining balance or 5-year straight line
Other machinery & equipment     30% declining balance
Vending, DTM & OTC equipment    3 years straight-line
Leasehold improvements          4 to 10 years straight-line

Parts, supplies and components are depreciated when they are put in use.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No such impairment losses were identified at September 30, 2004 and 2003.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the three month ended September 30, 2004. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

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

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q05 and Fiscal 1Q04 were the same because the effect of using the treasury stock method would be antidilutive.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements
--------------------------------
On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 4 - PROPOSED MERGER

On April 22, 2004, the Company publicly announced a proposed merger with DataWave and on June 2, 2004, the Company entered into a merger agreement to purchase the remaining 49.9% interest in DataWave through an exchange of stock. On November 9, 2004 the Company publicly announced the termination of the merger agreement and cancellation of the merger. Various delays pushed the projected merger completion date past December 31, 2004, and IDC was not prepared to continue to expend more funds on a merger transaction with no definitive completion date.


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      1Q05          2004
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $13 and $13)        $ 3,863       $ 3,590
     Input tax credits receivable                       620           558
     Tenant incentive                                   178           166
     Other receivables                                   17            36
                                                    -------       -------
                                                    $ 4,678       $ 4,350
                                                    =======       =======


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          2004
                                                     ------        ------

     DataWave Telecard parts and supplies           $   148       $   139
     PINs and cellular time                           2,841         1,778
     Cards and long distance phone time                 323           318
                                                    -------       -------
                                                    $ 3,312       $ 2,235
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          2004
                                                     ------        ------

     Computer equipment and software                $ 2,458       $ 2,447
     Office equipment and furniture                     203           193
     Office machinery and equipment                      31            31
     Parts, supplies and components                     332           332
     Vending machines in assembly                        29            29
     Vending equipment                                3,308         3,321
     Leasehold improvements                             301           325
     POSA equipment                                   1,137         1,001
                                                    -------       -------
     Total Cost                                     $ 7,799       $ 7,679
     Less accumulated depreciation                   (5,411)       (5,243)
                                                    -------       -------
                                                    $ 2,388       $ 2,436
                                                    =======       =======

Depreciation expense was $248,000 and $171,000 for Fiscal 1Q05 and Fiscal
1Q04.

Internal use software costs capitalized as computer software totaled $10,799 in Fiscal 1Q05 and $-0- in Fiscal 1Q04.

Computing equipment and software with a net book value of $295,707 in Fiscal 1Q05 and $-0- in Fiscal 1Q04 that was acquired under capital lease.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          2004
                                                     ------        ------

     DataWave International License,
       net of impairment adjustment                 $ 2,356       $ 2,356
     Customer lists                                     632           657
     Patents and technology                             450           450
                                                    -------       -------
                                                    $ 3,438       $ 3,463
     Less accumulated amortization                   (1,722)       (1,634)
                                                    -------       -------
                                                    $ 1,716       $ 1,829
                                                    =======       =======

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $89,000 and $185,000 for Fiscal 1Q05 and Fiscal
1Q04.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          2004
                                                     ------        ------
     Trade accounts payable                         $ 7,973       $ 5,456
     Accrued compensation and benefits                   74            94
     Co-op and rebate accruals                          304           256
     Long-distance time accruals                        652           700
     Other accrued liabilities                          753           495
     State, local, GST and other taxes payable          651           797
                                                    -------       -------
                                                    $10,407       $ 7,798
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 10 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through June 30, 2005 with a maximum funding of $1,000,000 during the period July 1, 2004 through June 30, 2005. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of September 30, 2004 and June 30, 2004 was $1,137,000 and $887,000.


NOTE 11 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 1Q05 and Fiscal 1Q04 due to the following:

Current tax benefit - the operating losses cannot be carried back to earlier years and any taxable income will be offset by net operating loss carryforwards.

Deferred tax benefit - the deferred tax assets were offset by a valuation allowance required by FASB Statement 109, "Accounting for Income Taxes". The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          1Q04
                                                     ------        ------
   Statutory provision (benefit)                    $  (101)      $   (88)
   Tax benefit not recognized on current year loss      101            88
                                                    -------       -------
                                                    $     -       $     -
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of the deferred tax assets are as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      1Q05          1Q04
                                                     ------        ------
     Intangible assets                              $   708       $   722
     Property and equipment                             140           215
     Net operating loss carryforwards                85,042        84,699
     Valuation allowance                            (85,890)      (85,636)
                                                    -------       -------
                                                    $     -       $     -
                                                    =======       =======

The deferred tax liability of $277,000 and $268,000 at Fiscal 1Q05 and Fiscal 2004 represents deferred revenue related to an acquisition.

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

At September 30, 2004 the Company had net operating loss carryforwards for US Income Tax purposes of approximately $245,922,000 which if not used will expire primarily during the years 2004 through 2023. For Canadian Income Tax purposes, the Company had net operating loss and capital loss carryforwards of $4,000,000 and $1,000,000, respectively. The net operating loss carryforwards commenced expiring in 2003 and capital loss carryforwards expire in fiscal year 2005.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 12 - CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease at June 30, 2004 are as follows:

                  2005                                $ 78,259
                  2006                                  78,259
                  2007                                  36,610
                                                      ---------
                  Total minimum lease payments         193,128
                  Less:  amount representing interest  (19,112)
                                                      ---------
                                                       174,016
                  Less:  current portion               (65,707)
                                                      ---------
                  Balance of obligation               $108,309


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Operating Leases
----------------
The Company has the following future minimum payments with respect to leases for office space, computer and office equipment at September 30, 2004.

                  YEARS ENDING
                    JUNE 30,
                  ------------
                      2005                 $  430,585
                      2006                    415,873
                      2007                    330,525
                      2008                    285,781
                      2009                    332,998
                   Thereafter               1,101,545
                                           -----------
                                           $2,897,307

Rent expense for operating leases in Fiscal 1Q05 and 1Q04 was $94,057 and $72,507 respectively (net of $3,000 and $-0- of sublease income.)

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

The above rental expenses will be offset by $36,000 in annual sublease income through August 31, 2005.

Deferred Inducement
-------------------
In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $289,194, of which $178,329 is recorded as a current receivable and $110,865 is recorded as a long-term receivable. Also included were inducements for free rent. At June 30, 2004, the deferred rent inducement was $339,939 less the current portion of $27,584 (2003 - $-0-).


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal 1Q05:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------

  Warrants outstanding,
    6/30/04 and 9/30/04            2      $5.00 - $975.00         $185.00
                                ======    ===============         =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation", which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no warrants issued during Fiscal 1Q05.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


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

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during Fiscal 1Q05:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------    --------------     ----------------
  Options outstanding,
    6/30/04 and 9/30/04            5    $9.00 - $1,188.00         $637.00
                                ======  =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal 1Q05.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003


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

                                                     Fiscal        Fiscal
                                                      1Q05          1Q04
                                                     ------        ------
     Gross proceeds received on agency sales        $20,093       $12,203
     Less payments to suppliers                     (18,321)      (10,486)
                                                    -------       -------
     Net agency sales                               $ 1,772       $ 1,717
                                                    =======       =======


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

The Company has net long-lived assets of $3,071,000 in the US and $2,572,000 in Canada at September 30, 2004 and $5,575,000 in the US and $2,325,000 in Canada at September 30, 2003. Long-lived assets consist of property and equipment, goodwill, and licenses net of accumulated depreciation and amortization. The Company has earned revenue from sales to customers of approximately $1,866,000 in the US, $2,650,000 in Canada, $19,000 in Mexico, and $33,000 in the United Kingdom for Fiscal 1Q05 and approximately $1,521,000 in the US and $2,615,000 in Canada and $8,000 in the United Kingdom, for Fiscal 1Q04. During Fiscal 1Q05, the top ten customers comprised approximately 52% of revenue.

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

As of September 30, 2004 our holdings were as follows:

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

Since December 2002, we have acquired a number of other holdings as detailed in the table in the General Operations section above. While C3, Integrated Communications Services Ltd ("ICS"), and DataWave Systems Inc ("DataWave") all reported revenue for this reporting quarter, DataWave's operating results, by far, have the most influence on our consolidated financial statements.

As a publicly traded company, DataWave maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave has a March 31 fiscal year end while our fiscal year ends on June 30th. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q for our fiscal first quarter of 2005, the three months ended September 30, 2004, DataWave's financial statements for the three months ended June 30, 2004 are being consolidated.

In April 2004 we entered into a Letter Agreement with DataWave outlining the terms under which we will acquire the remaining 49.9% of DataWave not already owned. On June 2, 2004 we signed an Agreement and Plan of Merger with DataWave detailing the terms of the planned merger. On November 9, 2004 we announced the termination of the merger agreement and cancellation of the merger process. Various delays pushed the projected merger completion date past December 31, 2004, and we were not prepared to continue to expend more funds on a merger transaction with no definitive completion date.


Three Months Ended September 30, 2004 ("Fiscal 1Q05")
vs. Three Months Ended September 30, 2003 ("Fiscal 1Q04")
---------------------------------------------------------
For Fiscal 1Q05, we incurred a net loss of $296,000, or $(0.04) per share, on $4,568,000 in revenue as compared to a net loss of $258,000, or $(0.03) per share, on $4,136,000 in revenue in Fiscal 1Q04. Cost of revenue as a percentage of revenue decreased slightly from approximately 59% in Fiscal 1Q04 to approximately 58% in Fiscal 1Q05. Though revenues increased, losses increased as well primarily due to the extraordinary costs of the ongoing DataWave merger process. As reported elsewhere, the DataWave merger has now been cancelled. For Fiscal 1Q05 and Fiscal 1Q04, 99% and close to 100%, respectively, of our revenue was attributable to DataWave.

Marketing expenses increased from $411,000 in Fiscal 1Q04 to $427,000 in Fiscal 1Q05, not a significant increase given the increase in revenue. Research and development expenses decreased from $375,000 in Fiscal 1Q04 to $290,000 in Fiscal 1Q05. All research and development expenses are attributable to DataWave. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Depreciation and amortization decreased from $356,000 in Fiscal 1Q04 to $337,000 in Fiscal 1Q05, not a significant decrease. General and administrative expenses were $766,000 in Fiscal 1Q04 and $926,000 in Fiscal 1Q05, an increase of $160,000. As stated above, DataWave allocated some of its formerly research and development salary costs to general and administrative. Also accounting and audit costs increase in the quarter compared with the same period last year.

In Fiscal 1Q05 we experienced merger costs associated with the proposed merger with DataWave of $188,000, where there were no merger costs in Fiscal 1Q04. The minority interest expense represents the 49.9% of DataWave not held by us. Income from unconsolidated subsidiary, other expense, and loss on foreign exchange are all attributable to DataWave operations.


Liquidity and Capital Resources
-------------------------------
At September 30, 2004, the Company had a working capital deficit of $1,048,000 (including a cash balance of $2,335,000) as compared to a working capital deficit of $912,000 (including a cash balance of $857,000) at June 30, 2004. Our operating activities provided cash of $1,449,000 during Fiscal 1Q05 compared to a decrease in cash of $578,000 during Fiscal 1Q04. The increase in cash provided by operating activities is primarily due to an increase in accounts payable of $2,609,000 offset by an increase in accounts receivable of $328,000 and an increase in inventory of $1,077,000 during Fiscal 1Q05. The accounts receivable increase, accounts payable increase, and inventory increase are primarily a result of the growth in sales of prepaid cellular products. Inventory levels represent approximately ten days sales.

Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates have agreed to provide funding for our working capital requirements through June 30, 2005. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover the compensation and related costs of its two engineering employees and general and administrative expenses. This funding is in the form of a non-interest bearing, unsecured loan. Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.


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

Through our subsidiaries we are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at September 30, 2004, the fair value would decline by an immaterial amount.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

*filed herewith


Reports on Form 8-K
-------------------

The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2004. Subsequent to the current reporting period, the Company did file the following Form 8-K reports:

A current report on Form 8-K dated November 9, 2004 was filed announcing the cancellation of the proposed merger with DataWave Systems Inc.

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

                                    Dated:  November 12, 2004