Form 10-Q
period 2004-12-31
INTEGRATED DATA CORP
filed 2005-02-18
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2004


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

As of February 11, 2005, there were 7,685,677 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at December 31, 2004 (unaudited)
          and June 30, 2004 (audited)......................................1

          Consolidated Statements of Operations for the three months and six months ended December 31, 2004 and 2003 (unaudited)......3

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the six months ended December 31, 2004 (unaudited)...........4

          Consolidated Statements of Cash Flows for the six months
          ended December 31, 2004 and 2003 (unaudited).....................5

          Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................22

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................26

     Item 4.  Controls and Procedures.....................................27


PART II.  OTHER INFORMATION...............................................28

     Item 1.  Legal Proceedings...........................................28

     Item 2.  Changes in Securities and Use of Proceeds...................28

     Item 3.  Defaults Upon Senior Securities.............................28

     Item 4.  Submission of Matters to a Vote of Security Holders.........28

     Item 5.  Other Information...........................................28

     Item 6.  Exhibits and Reports on Form 8-K............................28

SIGNATURES................................................................29






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


                                     -ii-









































                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                December 31,      June 30,
                                                    2004            2004
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  2,273        $    857
  Accounts receivable, net allowance of $13 & $13    5,112           4,350
  Inventory                                          4,144           2,235
  Prepaid expenses and other current assets            370             457
                                                  ---------       ---------
                                                    11,899           7,899

PROPERTY AND EQUIPMENT, NET                          2,541           2,436
INTANGIBLE ASSETS, NET
  Amortizable                                        1,161           1,829
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                 8               8
OTHER ASSETS                                           256             218
                                                  ---------       ---------
TOTAL ASSETS                                      $ 17,329        $ 13,854
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations    $     69        $     65
  Accounts payable and accrued liabilities          11,445           7,798
  Short-term borrowings from related parties         1,172             887
  Deferred revenue                                     414              61
                                                  ---------       ---------
                                                    13,100           8,811
                                                  ---------       ---------
LONG-TERM LIABILITIES
  Capital lease obligations                             90             125
  Other long-term liabilities                          291             281
  Deferred income taxes                                277             268
                                                  ---------       ---------
                                                       658             674
                                                  ---------       ---------
TOTAL LIABILITIES                                   13,758           9,485
                                                  ---------       ---------
MINORITY INTEREST                                    1,097           1,165
                                                  ---------       ---------
COMMITMENTS                                              -               -
                                                  ---------       ---------

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                December 31,      June 30,
                                                    2004            2004
                                                -----------       ---------
                                                (Unaudited)       (Audited)

          STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $0.001 par value, authorized 2,000 shares,
  no shares issued and outstanding at
  December 31 and June 30, 2004                          -               -

COMMON STOCK
  $0.001 par value; authorized 50,000 shares;
  issued and outstanding, 7,686 shares at
  December 31 and June 30, 2004                          8               8

WARRANTS OUTSTANDING, NET                              191             269

ADDITIONAL PAID-IN-CAPITAL                         285,149         285,071

ACCUMULATED DEFICIT                               (282,940)       (282,233)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  66              89
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           2,474           3,204
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 17,329        $ 13,854
                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)

                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
                                    ------------------    ------------------
                                      2004      2003        2004      2003
                                    --------  --------    --------  --------
REVENUE                             $  5,332  $  4,734    $  9,900  $  8,870
                                    --------  --------    --------  --------
OPERATING COSTS AND EXPENSES
  Cost of revenues                     3,283     2,862       5,930     5,321
  Marketing expenses                     400       413         827       824
  Research and development expenses      331       371         621       746
  Depreciation and amortization          390       380         727       736
  General and administrative             664       910       1,593     1,676
  Merger costs                           452         -         637         -
  Impairment loss                        457         -         457         -
  Minority interest                     (155)       81        (114)      139
  Income from unconsolidated subsidiary  (36)        -         (32)        -
                                    --------  --------    --------  --------
TOTAL OPERATING COSTS AND EXPENSES     5,786     5,017      10,646     9,442
                                    --------  --------    --------  --------
LOSS FROM OPERATIONS                    (454)     (283)       (746)     (572)
                                    --------  --------    --------  --------
OTHER INCOME (EXPENSE)
  Other income                             3        76           3        85
  Other expense                            1         -           -         -
  Gain (loss) on foreign exchange         39        (3)         36        19
                                    --------  --------    --------  --------
TOTAL OTHER INCOME (EXPENSE)              43        73          39       104
                                    --------  --------    --------  --------
NET LOSS                            $   (411) $   (210)   $   (707) $   (468)
                                    ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          7,686     7,686       7,686     7,686
                                    ========  ========    ========  ========
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                  $  (0.05) $  (0.03)   $  (0.09) $  (0.06)


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED DECEMBER 31, 2004
                      (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2004      7,686   $    8   $   269   $ 285,071  $(282,233)

Six months ended
 December 31, 2004
  (Unaudited):
 Common stock warrants expired   -        -       (78)         78          -
 Net income (loss)               -        -         -           -       (707)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, DECEMBER 31,
 2004 (Unaudited)            7,686   $    8  $    191   $ 285,149  $(282,940)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2004                $       -          $      89

Three months ended
 December 31, 2004
  (Unaudited):
 Common stock warrants expired                 -                  -
 Net income (loss)                          (707)                 -
 Foreign currency translation
  adjustment                                 (23)               (23)
                                       ----------         ----------
BALANCES, DECEMBER 31,
 2004 (Unaudited)                      $    (730)         $      66
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                     Six Months Ended
                                                       December 31,
                                                   2004            2003
                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $    (707)      $    (468)
  Adjustments to reconcile loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                     727             736
    Impairment loss                                   457
    Minority interest                                (114)            139
    Income from unconsolidated subsidiary             (32)              -
    Other                                               1               -
  Change in assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                              (762)         (1,938)
    Inventory                                      (1,910)           (453)
    Prepaid expenses & other current assets            91            (229)
    Accounts payable & accrued liabilities          3,647           2,390
    Deferred revenue                                  352             (95)
                                                ----------      ----------
  Net cash provided by operating activities         1,750              82
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in long-lived assets                    (587)           (572)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                 285             260
  Repayment of capital lease obligations              (32)              -
                                                ----------      ----------
  Net cash provided by financing activities           253             260
                                                ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 -              89
                                                ----------      ----------
NET CHANGE IN CASH AND EQUIVALENTS                  1,416            (141)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             857           2,143
                                                ----------      ----------
CASH AND EQUIVALENTS, END OF PERIOD             $   2,273       $   2,002
                                                ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                    $       -       $       -
    Income taxes                                $       -       $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2004 and 2003 are referred to as Fiscal 2Q05 and Fiscal 2Q04, respectively, and the six months ended December 31, 2004 and 2003 are referred to as Fiscal First Half 2005 and Fiscal First Half 2004, respectively.

DataWave Systems Inc. ("DataWave") has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the December 31, 2004 financial statements of the Company include the balance sheet of DataWave as of September 30, 2004. The results of operations of DataWave for the three months and six months ended September 30, 2004 are included in the statement of operations of the Company for the three months and six months ended December 31, 2004.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

Accounts receivable includes amounts due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. At September 30, 2004 and 2003, the top ten customers accounted for 67% and 60% of accounts receivable. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

The Company is exposed to foreign exchange risks due its sales denominated in foreign currency.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

Effective July 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, " "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). Under EITF 01-9, DataWave's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange.

Certain advertising and promotional incentives in which DataWave exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of Sales.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. An impairment loss in the amount of $457,000 was recorded at December 31, 2004 to reduce the net carrying value of the DataWave International License to fair market value based on the purchase price to be paid by DataWave for the license. No other impairment losses were identified at December 31, 2004 and 2003.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss for goodwill was recorded during the three months ended and six months ended December 31, 2004. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2Q05 and 2Q04 and Fiscal First Half 2005 and Fiscal First Half 2004 were the same because the effect of using the treasury stock method would be antidilutive.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

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


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $13 and $13)        $ 4,348       $ 3,590
     Input tax credits receivable                       619           558
     Tenant incentive                                     -           166
     Other receivables                                  145            36
                                                    -------       -------
                                                    $ 5,112       $ 4,350
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------

     DataWave Telecard parts and supplies           $   188       $   139
     PINs and cellular time                           3,529         1,778
     Cards and long distance phone time                 427           318
                                                    -------       -------
                                                    $ 4,144       $ 2,235
                                                    =======       =======


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------

     Computer equipment and software                $ 2,531       $ 2,447
     Office equipment and furniture                     221           193
     Other machinery and equipment                       31            31
     Parts, supplies and components                     332           332
     Vending machines in assembly                        29            29
     Vending equipment                                3,223         3,321
     Leasehold improvements                             307           325
     POSA equipment                                   1,639         1,001
                                                    -------       -------
     Total Cost                                       8,313         7,679
     Less accumulated depreciation                   (5,772)       (5,243)
                                                    -------       -------
                                                    $ 2,541       $ 2,436
                                                    =======       =======

Depreciation expense was $303,000 and $214,000 for Fiscal 2Q05 and 2Q04 and $550,000 and $385,000 for Fiscal First Half 2005 and Fiscal First Half 2004.

Internal use software costs capitalized as computer software totaled $11,000 in Fiscal 2Q05 and $-0- in Fiscal 2Q04.

Computing equipment and software with a net book value of $273,000 in Fiscal 2Q05 and $-0- in Fiscal 2Q04 was acquired under capital lease.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------

     DataWave International License,
       net of impairment adjustment                 $ 1,899       $ 2,356
     Customer lists                                     632           657
     Patents and technology                             450           450
                                                    -------       -------
                                                      2,981         3,463
     Less accumulated amortization                   (1,820)       (1,634)
                                                    -------       -------
                                                    $ 1,161       $ 1,829
                                                    =======       =======

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $89,000 and $166,000 for Fiscal 2Q05 and 2Q04, and $177,000 and $351,000 for Fiscal First Half 2005 and Fiscal First Half 2004.

An impairment loss in the amount of $457,000 was recorded at December 31, 2004 to reduce the net carrying value of the DataWave International License to fair market value based on the purchase price to be paid by DataWave for the license.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------
     Trade accounts payable                         $ 8,908       $ 5,456
     Accrued compensation and benefits                  117            94
     Co-op and rebate accruals                          227           256
     Long-distance time accruals                        644           700
     Other accrued liabilities                          808           495
     State, local, GST and other taxes payable          741           797
                                                    -------       -------
                                                    $11,445       $ 7,798
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 10 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through June 30, 2005 with a maximum funding of $1,000,000 during the period July 1, 2004 through June 30, 2005. The amount funded as of June 30, 2003 was $968,000. However, $650,000 of the loan amount was converted into shares of the Company's common stock in December 2002 valued at $2.00 per share. The balance of the loan as of December 31, 2004 and June 30, 2004 was $1,172,000 and $887,000.


NOTE 11 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2Q05 and Fiscal 2Q04 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2Q04
                                                     ------        ------
   Statutory provision (benefit)                    $  (240)      $  (159)
   Tax benefit not recognized on current year loss      240           159
                                                    -------       -------
                                                    $     -       $     -
                                                    =======       =======

Under FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 11 - INCOME TAXES (Continued)

The components of the deferred tax assets are as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      2Q05          2004
                                                     ------        ------
     Intangible assets                              $   779       $   722
     Property and equipment                             281           215
     Net operating loss carryforwards                85,071        84,699
     Valuation allowance                            (86,131)      (85,636)
                                                    -------       -------
                                                    $     -       $     -
                                                    =======       =======

The deferred tax liability of $277,000 and $268,000 at Fiscal 2Q05 and Fiscal 2004 represents deferred revenue related to an acquisition.

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

At December 31, 2004 the Company had net operating loss carryforwards for US Income Tax purposes of approximately $245,779,000 which if not used will expire primarily during the years 2004 through 2023. For Canadian Income Tax purposes, the Company had net operating loss and capital loss carryforwards of $4,000,000 and $1,000,000, respectively. The net operating loss carryforwards commenced expiring in 2003 and capital loss carryforwards expire in fiscal year 2005.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 12 - CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease at December 31, 2004 are as follows:

                  2005                                $ 78,259
                  2006                                  78,259
                  2007                                  17,045
                                                      ---------
                  Total minimum lease payments         173,563
                  Less:  amount representing interest  (15,553)
                                                      ---------
                                                       158,030
                  Less:  current portion               (68,430)
                                                      ---------
                  Balance of obligation               $ 89,600
                                                      =========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Operating Leases
----------------
The Company has the following future minimum payments with respect to leases for office space, computer and office equipment at December 31, 2004.

                      2005                 $  414,079
                      2006                    422,465
                      2007                    298,863
                      2008                    293,687
                      2009                    339,052
                   Thereafter               1,044,620
                                           -----------
                                           $2,812,766
                                           ===========

Rent expense for operating leases in Fiscal 2Q05 and 2Q04 was $57,515 and $76,265, respectively (net of $3,000 and $-0- of sublease income) and $151,572 and $148,772 for Fiscal First Half 2005 and Fiscal First Half 2004 (net of $12,000 and $-0- of sublease income).

The above rental expenses will be offset by $24,000 in annual sublease income through August 31, 2005.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Deferred Inducement
-------------------
In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $289,194, of which $178,329 is recorded as a current receivable and $110,865 is recorded as a long-term receivable. Also included were inducements for free rent. At December 31, 2004, the deferred rent inducement was $319,360 less the current portion of $28,126 (2003 - $-0-).


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal First Half Ended December 31, 2004:

                                                             Weighted Average
                                Shares     Exercise Price     Exercise Price
                                 (000)       Per Share          Per Share
                                ------    -----------------  ----------------
  Warrants outstanding, 6/30/04     2     $  5.00 - $975.00       $185.00
  Warrants cancelled/expired       (1)    $  5.00 - $356.00       $ 95.00
                                ------    -----------------       -------
  Warrants outstanding, 12/31/04    1     $100.00 - $975.00       $350.00
                                ======    =================       =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation", which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no common stock warrants issued during Fiscal First Half Ended December 31, 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the Fiscal First Half Ended December 31, 2004:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------   -----------------   ----------------
  Options outstanding,
    6/30/04 and 12/31/04            5    $9.00 - $1,188.00         $637.00
                                ======   =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal First Half Ended December 31, 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004 AND 2003


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

                                                        Fiscal       Fiscal
                                 Fiscal     Fiscal    First Half   First Half
                                  2Q05       2Q04        2005         2004
                                --------   --------   ----------   ----------
  Gross proceeds received
   on agency sales              $ 23,798   $ 17,112    $ 43,891     $ 29,379
  Less payments to suppliers     (21,959)   (14,970)    (40,280)     (25,481)
                                --------   --------   ----------   ----------
  Net agency sales              $  1,839   $  2,142    $  3,611     $  3,898
                                ========   ========   ==========   ==========


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

The Company has net long-lived assets of $229,000 in the US and $2,312,000 in Canada at December 31, 2004. Long-lived assets consist of property and equipment, net of accumulated depreciation. The Company has earned revenue from sales to customers of approximately $1,870,000 in the US, $3,427,000 in Canada, $15,000 in Mexico, and $20,000 in the United Kingdom for Fiscal 2Q05 and $3,737,000 in the US, $6,073,000 in Canada, $37,000 in Mexico and $53,000
in the United Kingdom, for Fiscal First Half 2005. During Fiscal 2Q05, the top ten customers comprised approximately 62% of revenue.

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

As of December 31, 2004 our holdings were as follows:

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

Descriptions of each of these interests and operations can be found in our Annual Report on Form 10-K for Fiscal 2004.


Results of Operations
---------------------
We have undergone significant changes over the past several years. In November 2002 we held two operating subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST(R) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(R) services in Italy.

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

DataWave has a March 31 fiscal year end while our fiscal year ends on June 30th. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q for our fiscal second quarter of 2005, the three months and six months ended December 31, 2004, DataWave's financial statements for the three months and six months ended September 30, 2004 are being consolidated.

In April 2004 we entered into a Letter Agreement with DataWave outlining the terms under which we would acquire the remaining 49.9% of DataWave not already owned. On June 2, 2004 we signed an Agreement and Plan of Merger with DataWave detailing the terms of the planned merger. On November 9, 2004 we announced the termination of the merger agreement and cancellation of the merger process. Various delays pushed the projected merger completion date past December 31, 2004, and we were not prepared to continue to expend more funds on a merger transaction with no definitive completion date.

On February 3, 2005 we came to terms with DataWave regarding compensation for the aborted merger. DataWave agreed to reimburse IDC for $470,000 of merger expenses payable as $235,000 in cash and $235,000 in DataWave common shares valued at $0.08 (8 cents) per share for a total of 2,927,500 newly issued shares. This will bring our total number of DataWave shares owned to 24,899,530, or 53.2% of DataWave's outstanding shares.

On January 26, 2005 we agreed to sell the DataWave International License back to DataWave Systems, Inc for $865,000 payable as $265,000 in cash and $600,000 in the form of a two-year convertible, interest free promissory note. The terms of the promissory note are that anytime during the two-year period we have the option to convert the note upon demand into DataWave common shares at $0.08 (8 cents) per share for a total of 7,500,000 newly issued shares. If we do not exercise this right within the two years, DataWave shall have the option to either repay the original $600,000 loan amount in cash or to issue 7,500,000 shares of newly issued common stock to IDC.

Three Months Ended December 31, 2004 ("Fiscal 2Q05")
vs. Three Months Ended December 31, 2003 ("Fiscal 2Q04")
--------------------------------------------------------
For Fiscal 2Q05, we incurred a net loss of $411,000, or $(0.05) per share, on $5,332,000 in revenue as compared to a net loss of $210,000, or $(0.03) per share, on $4,734,000 in revenue in Fiscal 2Q04. The net loss increase was primarily due to the recording of a $457,000 impairment loss against the carrying value of the DataWave International License offset by a $246,000 reduction in general and administration expense. Cost of revenue as a percentage of revenue increased slightly from approximately 60% in Fiscal 2Q04 to approximately 62% in Fiscal 2Q05. For Fiscal 2Q05 and Fiscal 2Q04, close to 100% and 99%, respectively, of our revenue was attributable to DataWave.

Marketing expenses decreased from $413,000 in Fiscal 2Q04 to $400,000 in Fiscal 2Q05, a decrease of about 3% while revenue increased by 13%. Research and development expenses decreased from $371,000 in Fiscal 2Q04 to $331,000 in Fiscal 2Q05. All research and development expenses are attributable to DataWave. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Depreciation and amortization increased from $380,000 in Fiscal 2Q04 to $390,000 in Fiscal 2Q05, not a significant increase. General and administrative expenses were $910,000 in Fiscal 2Q04 and $664,000 in Fiscal 2Q05. The increased level of effort attributable to the merger was the primary cause for the decrease in general and administrative costs.

In Fiscal 2Q05 we experienced merger costs associated with the proposed merger with DataWave of $452,000, where there were no merger costs in Fiscal 2Q04. The minority interest expense represents the 49.9% of DataWave not held by us. Income from unconsolidated subsidiary, other income, other expense, and loss on foreign exchange are all attributable to DataWave operations.


Six Months Ended December 31, 2004 ("Fiscal First Half 2005")
vs. Six Months Ended December 31, 2003 ("Fiscal Fist Half 2004")
----------------------------------------------------------------
For Fiscal First Half 2005, we incurred a net loss of $707,000, or $(0.09) per share, on $9,900,000 in revenue as compared to a net loss of $468,000, or $(0.06) per share, on $8,870,000 in revenue in Fiscal First Half 2004. Cost of revenue as a percentage of revenue remained approximately the same at 60% for both Fiscal First Half 2004 and Fiscal First Half 2005. For Fiscal First Half 2005 and Fiscal First Half 2004, 99% of our revenue was attributable to DataWave.

Marketing expenses increased from $824,000 in Fiscal First Half 2004 to $827,000 in Fiscal First Half 2005. Research and development expenses decreased from $746,000 in Fiscal First Half 2004 to $621,000 in Fiscal First Half 2005. All research and development expenses are attributable to DataWave. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Depreciation and amortization decreased from $736,000 in Fiscal First Half 2004 to $727,000 in Fiscal First Half 2005, not a significant decrease. General and administrative expenses were $1,676,000 in Fiscal First Half 2004 and $1,593,000 in Fiscal First Half 2005, again not a significant decrease.

In Fiscal First Half 2005 we experienced merger costs associated with the proposed merger with DataWave of $637,000, where there were no merger costs in Fiscal First Half 2004. The minority interest expense represents the 49.9% of DataWave not held by us. Income from unconsolidated subsidiary, other income, and gain on foreign exchange are all attributable to DataWave operations.

Liquidity and Capital Resources
-------------------------------
At December 31, 2004, the Company had a working capital deficit of $1,201,000 (including a cash balance of $2,273,000) as compared to a working capital deficit of $912,000 (including a cash balance of $857,000) at June 30, 2004. Our operating activities provided cash of $1,750,000 during Fiscal First Half 2005 compared to an increase in cash of $82,000 during Fiscal First Half 2004. The increase in cash provided by operating activities is primarily due to an increase in accounts payable of $3,647,000 offset by an increase in accounts receivable of $762,000 and an increase in inventory of $1,910,000 during Fiscal First Half 2005. The accounts receivable increase, accounts payable increase, and inventory increase are primarily a result of the growth in sales of prepaid cellular products. Inventory levels represent approximately ten days sales.

Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates have agreed to provide funding for our working capital requirements through June 30, 2005. Such working capital requirements are forecasted to be approximately $50,000 per month, principally to cover general and administrative expenses. This funding is in the form of a non-interest bearing, unsecured loan. Future mergers and acquisitions are expected to require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

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

Through our subsidiaries we are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at December 31, 2004, the fair value would decline by an immaterial amount.

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

                                    Dated:  February 18, 2005