Form 10-Q
period 2005-03-31
INTEGRATED DATA CORP
filed 2005-05-20
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005


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

As of May 19, 2005, there were 7,685,677 shares outstanding of the Registrant's $.001 par value common stock.






                             INTEGRATED DATA CORP.
                              INDEX TO FORM 10-Q

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at March 31, 2005 (unaudited)
          and June 30, 2004 (audited)......................................1

          Consolidated Statements of Operations for the three months and nine months ended March 31, 2005 and 2004 (unaudited)........3

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the nine months ended March 31, 2005 (unaudited).............4

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2005 and 2004 (unaudited)........................5

          Notes to Consolidated Financial Statements (unaudited)...........7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................24

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................29

     Item 4.  Controls and Procedures.....................................30


PART II.  OTHER INFORMATION...............................................31

     Item 1.  Legal Proceedings...........................................31

     Item 2.  Changes in Securities and Use of Proceeds...................31

     Item 3.  Defaults Upon Senior Securities.............................31

     Item 4.  Submission of Matters to a Vote of Security Holders.........31

     Item 5.  Other Information...........................................31

     Item 6.  Exhibits and Reports on Form 8-K............................31

SIGNATURES................................................................32






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


                                     -ii-









































                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                 March 31,        June 30,
                                                   2005             2004
                                                -----------      -----------
                                                (Unaudited)       (Audited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  3,517        $    857
  Accounts receivable, net allowance of $15 & $13    6,182           4,350
  Inventory                                          5,188           2,235
  Prepaid expenses and other current assets            500             457
                                                  ---------       ---------
                                                    15,387           7,899

PROPERTY AND EQUIPMENT, NET                          2,485           2,436
INTANGIBLE ASSETS, NET
  Amortizable                                        1,146           1,829
  Goodwill                                           1,464           1,464
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES                31               8
OTHER ASSETS                                           202             218
                                                  ---------       ---------
TOTAL ASSETS                                      $ 20,715        $ 13,854
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations    $     72        $     65
  Accounts payable and accrued liabilities          14,559           7,798
  Short-term borrowings from related parties           879             887
  Deferred revenue                                     714              61
                                                  ---------       ---------
                                                    16,224           8,811
                                                  ---------       ---------
LONG-TERM LIABILITIES
  Capital lease obligations                             70             125
  Other long-term liabilities                          304             281
  Deferred income taxes                                277             268
                                                  ---------       ---------
                                                       651             674
                                                  ---------       ---------
TOTAL LIABILITIES                                   16,875           9,485
                                                  ---------       ---------
MINORITY INTEREST                                    1,386           1,165
                                                  ---------       ---------
COMMITMENTS                                              -               -
                                                  ---------       ---------

The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)
                      (Dollars and Shares in Thousands)


                                                 March 31,        June 30,
                                                   2005             2004
                                                -----------      -----------
                                                (Unaudited)       (Audited)

          STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $0.001 par value, authorized 2,000 shares,
  no shares issued and outstanding at
  March 31, 2005 and June 30, 2004                       -               -

COMMON STOCK
  $0.001 par value; authorized 50,000 shares;
  issued and outstanding, 7,686 shares at
  March 31, 2005 and June 30, 2004                       8               8

WARRANTS OUTSTANDING, NET                              191             269

ADDITIONAL PAID-IN-CAPITAL                         285,149         285,071

ACCUMULATED DEFICIT                               (282,914)       (282,233)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  20              89
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           2,454           3,204
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 20,715        $ 13,854
                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    Three Months Ended     Nine Months Ended
                                         March 31,             March 31,
                                    ------------------    ------------------
                                      2005      2004        2005      2004
                                    --------  --------    --------  --------
REVENUE                             $  6,749  $  4,630    $ 16,648  $ 13,565
                                    --------  --------    --------  --------
OPERATING COSTS AND EXPENSES
  Cost of revenues (exclusive of       4,425     2,649      10,355     7,969
    depreciation shown separately
    below)
  Marketing expenses                     562       374       1,389     1,198
  Research and development expenses      306       375         927     1,121
  Depreciation and amortization          351       456       1,078     1,192
  General and administrative           1,023       967       2,616     2,643
  Merger costs                           (55)        -         582         -
  Impairment loss                          -         -         457         -
  Minority interest                      190        61          76       200
  Income from unconsolidated subsidiary  (55)        -         (87)        -
                                    --------  --------    --------  --------
TOTAL OPERATING COSTS AND EXPENSES     6,747     4,882      17,393    14,323
                                    --------  --------    --------  --------
INCOME (LOSS) FROM OPERATIONS              2      (252)       (745)     (758)
                                    --------  --------    --------  --------
OTHER INCOME
  Other income                            20         8          23        27
  Gain on foreign exchange                 4        18          40        37
                                    --------  --------    --------  --------
TOTAL OTHER INCOME                        24        26          63        64
                                    --------  --------    --------  --------
NET INCOME (LOSS)                   $     26  $   (226)   $   (682) $   (694)
                                    ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          7,686     7,686       7,686     7,686
                                    ========  ========    ========  ========
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                  $   0.00  $  (0.03)   $  (0.09) $  (0.09)


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED MARCH 31, 2005
                      (Dollars and Shares in Thousands)


                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2004      7,686   $    8   $   269   $ 285,071  $(282,233)

Nine months ended
 March 31, 2005
  (Unaudited):
 Common stock warrants expired   -        -       (78)         78          -
 Net loss                        -        -         -           -       (682)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, MARCH 31,
 2005 (Unaudited)            7,686   $    8  $    191   $ 285,149  $(282,915)
                            ======   ======  ========   =========  ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2004                $       -          $      89

Three months ended
 March 31, 2005
  (Unaudited):
 Common stock warrants expired                 -                  -
 Net loss                                   (682)                 -
 Foreign currency translation
  adjustment                                 (69)               (69)
                                       ----------         ----------
BALANCES, MARCH 31,
 2005 (Unaudited)                      $    (751)         $      20
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                     Nine Months Ended
                                                         March 31,
                                                   2005            2004
                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $    (682)      $    (694)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                   1,078           1,192
    Impairment loss                                   457               -
    Minority interest                                  76             200
    Income from unconsolidated subsidiary             (87)              -
  Change in assets and liabilities
  which increase (decrease) cash:
    Accounts receivable                            (1,832)         (2,722)
    Inventory                                      (2,953)         (1,615)
    Prepaid expenses & other current assets             1            (410)
    Accounts payable & accrued liabilities          6,495           3,942
    Deferred revenue                                  653            (119)
                                                ----------      ----------
  Net cash provided by operating activities         3,206            (226)
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in restricted cash                            14               -
  Proceeds from sale of intangibles                   265               -
  Equity investment                                   (23)              -
  Investment in long-lived assets                    (745)           (802)
                                                ----------      ----------
  Net cash used in investing activities              (489)           (802)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital leases                         (48)              -
  Net (repayments)/proceeds from short-term
    borrowings                                         (9)            395
                                                ----------      ----------
  Net cash provided by (used in) financing
    activities                                        (57)            395
                                                ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 -             165
                                                ----------      ----------
NET CHANGE IN CASH AND EQUIVALENTS                  2,660            (468)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             857           2,143
                                                ----------      ----------
CASH AND EQUIVALENTS, END OF PERIOD             $   3,517       $   1,675
                                                ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)
                             (Dollars in Thousands)





                                                     Nine Months Ended
                                                         March 31,
                                                   2005            2004
                                                ----------      ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during period:
    Interest                                    $       -       $       -
    Income taxes                                $       -       $       -



The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


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

The Company was originally formed in February 1988 as the successor to a music and recording studio business. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade named ClariCAST (Registered Trademark), allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd and a majority ownership in DataWave Systems Inc.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2005 and 2004 are referred to as Fiscal 3Q05 and Fiscal 3Q04, respectively, and the nine months ended March 31, 2005 and 2004 are referred to as Fiscal Nine Months 2005 and Fiscal Nine Months 2004, respectively.

DataWave Systems Inc. ("DataWave") has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the three-month lag, the March 31, 2005 financial statements of the Company include the balance sheet of DataWave as of December 31, 2004. The results of operations of DataWave for the three months and nine months ended December 31, 2004 are included in the statement of operations of the Company for the three months and nine months ended March 31, 2005.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


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

Accounts receivable includes amounts due from contractors who collect cash from and service the DataWave's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to DataWave. DataWave is also exposed to certain concentrations of credit risk. DataWave actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized. At March 31, 2005 and 2004, the top ten customers accounted for 62% and 68% of accounts receivable.

The Company is exposed to foreign exchange risks due its sales denominated in foreign currency.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment & software   30% declining balance or 5-year straight line
Office equipment                20% declining balance or 5-year straight line
Other machinery & equipment     30% declining balance
Vending, DTM & OTC equipment    3 years straight-line
Leasehold improvements          from 4 to 10 years straight-line

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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. An impairment loss in the amount of $457,000 was recorded at December 31, 2004 to reduce the net carrying value of the DataWave International License to fair market value based on the purchase price to be paid by DataWave for the license. No other impairment losses were identified at March 31, 2005 and 2004.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets
------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

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

The Company has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss for goodwill was recorded during the three months ended and nine months ended March 31, 2005. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The DataWave International License is amortized over the term of the agreement expiring in March 2010.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 3Q05 and 3Q04 and Fiscal Nine Months 2005 and Fiscal Nine Months 2004 were the same because the effect of using the treasury stock method would be antidilutive.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Investment
-----------------
DataWave accounts for its investment in a new corporation, NextWave Card Corp. ("NCC") under the equity method and record its 50% share of income or loss as equity income (loss) from investee. For the nine months ended March 31, 2005, DataWave recorded equity income of $87,121 ($-0- for 2003). At March 31, 2005, DataWave has an equity investment of $22,630.

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.


NOTE 4 - PROPOSED MERGER

In April 2004 the Company entered into a Letter Agreement with DataWave outlining the terms under which it would acquire the remaining 49.9% of DataWave not already owned. On June 2, 2004 the Company signed an Agreement and Plan of Merger with DataWave detailing the terms of the planned merger. On November 9, 2004 the Company announced the termination of the merger agreement and cancellation of the merger process. Various delays pushed the projected merger completion date past December 31, 2004, and the Company was not prepared to continue to expend more funds on a merger transaction with no definitive completion date.

The Company executed a Merger Break-up and Mutual Release Agreement (the "Break-up Agreement") with DataWave on March 3, 2005. Under the terms of this Break-up Agreement DataWave agreed to compensate IDC for expended merger costs in the amount of $470,000, $235,000 in cash and 2,937,500 shares of newly issued DataWave common stock at an issue price of $0.08 per share (the "Compensation Shares"). Both parties accepted this as full and final settlement of any and all issues relating to the termination of the planned merger. IDC received the $235,000 cash payment in Fiscal 3Q05. The 2,937,500 shares of DataWave common stock were issued to IDC on May 11, 2005 bringing IDC's total number of DataWave shares owned to 24,899,530, or 53.2% of DataWave's outstanding shares. The Compensation Shares are subject to the restrictions on trading imposed by Rule 144 under the Securities Act of 1933.

DataWave Systems Inc. has a March 31 fiscal year end and the Company has adopted the policy to consolidate the March 31 financial statements of DataWave in its June 30 financial statements. Therefore, because of the

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 4 - PROPOSED MERGER (Continued)

three-month lag, the March 31, 2005 financial statements of the Company include the balance sheet of DataWave as of December 31, 2004. The results of operations of DataWave for the period January 1, 2005 through March 31, 2005 will be included in the statement of operations of the Company for the year ended June 30, 2005. Therefore, the additional ownership increase on March 3, 2005 from 51.1% to 53.2% will be reflected in the financial statements at June 30, 2005.


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable and other receivables consist of the following (in thousands):
                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     Trade accounts receivable (net of allowance
       for doubtful accounts of $15 and $13)        $ 5,215       $ 3,590
     Input tax credits receivable                       796           558
     Tenant incentives                                    -           166
     Other receivables                                  171            36
                                                    -------       -------
                                                    $ 6,182       $ 4,350
                                                    =======       =======


NOTE 6 - INVENTORY

Inventory consists of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     Parts and supplies                             $   208       $   139
     PINs and cellular time                           4,729         1,778
     Cards and long distance phone time                 251           318
                                                    -------       -------
                                                    $ 5,188       $ 2,235
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     Computer equipment and software                $ 2,613       $ 2,447
     Office equipment and furniture                     222           193
     Other machinery and equipment                       31            31
     Parts, supplies and components                     332           332
     Vending machines in assembly                        29            29
     Vending equipment                                3,244         3,321
     Leasehold improvements                             313           325
     POSA equipment                                   1,736         1,001
                                                    -------       -------
     Total Cost                                       8,520         7,679
     Less: accumulated depreciation                  (6,035)       (5,243)
                                                    -------       -------
                                                    $ 2,485       $ 2,436
                                                    =======       =======

Depreciation expense was $327,000 and $286,000 for Fiscal 3Q05 and 3Q04 and $877,000 and $671,000 for Fiscal Nine Months 2005 and Fiscal Nine Months 2004.


NOTE 8 - INTANGIBLE ASSETS

Amortizable intangible assets consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     DataWave International License,
       net of impairment adjustment                 $   865       $ 2,356
     Customer lists                                     633           657
     Patents and technology                             450           450
                                                    -------       -------
                                                      1,948         3,463
     Less: accumulated amortization                    (802)       (1,634)
                                                    -------       -------
                                                    $ 1,146       $ 1,829
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 8 - INTANGIBLE ASSETS (Continued)

Goodwill in the amount of $1,464,000 resulted from the acquisition of DataWave.

Amortization expense was $24,000 and $170,000 for Fiscal 3Q05 and 3Q04, and $201,000 and $521,000 for Fiscal Nine Months 2005 and Fiscal Nine Months 2004.

An impairment loss in the amount of $457,000 was recorded at December 31, 2004 to reduce the net carrying value of the DataWave International License to fair market value based on the purchase price paid by DataWave for the license.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     Trade accounts payable                         $11,878       $ 5,456
     Accrued compensation and benefits                   29            94
     Co-op and rebate accruals                          328           256
     Long-distance time accruals                        659           700
     Other accrued liabilities                          766           495
     State, local, GST and other taxes payable          899           797
                                                    -------       -------
                                                    $14,559       $ 7,798
                                                    =======       =======


NOTE 10 - SHORT-TERM BORROWINGS FROM RELATED PARTY

Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder, and/or its affiliates agreed to fund the Company's working capital requirements post Chapter 11 filing through June 30, 2005. The balance of the loan as of June 30, 2004 was $887,000. During Fiscal Nine Months 2005 the Company borrowed an additional $294,275 and paid back $302,775. The balance of the loan as of March 31, 2005 was $878,500.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 11 - INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 3Q05 and Fiscal 3Q04 due to the following:

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

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          3Q04
                                                     ------        ------
   Statutory provision (benefit)                    $  (232)      $  (243)
   Tax benefit not recognized on current year loss      232           243
                                                    -------       -------
                                                    $     -       $     -
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

The components of the deferred tax assets are as follows (dollars in thousands):

                                                     Fiscal        Fiscal
                                                      3Q05          2004
                                                     ------        ------
     Intangible assets                              $   779       $   722
     Property and equipment                             281           215
     Net operating loss carryforwards                84,964        84,699
     Valuation allowance                            (86,024)      (85,636)
                                                    -------       -------
                                                    $     -       $     -
                                                    =======       =======

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 11 - INCOME TAXES (Continued)


The deferred tax liability of $277,000 and $268,000 at Fiscal 3Q05 and Fiscal 2004 represents deferred revenue related to an acquisition.

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

At March 31, 2005 the Company had net operating loss carryforwards for US Income Tax purposes of approximately $245,465,000 which if not used will expire primarily during the years 2005 through 2023. For Canadian Income Tax purposes, the Company had net operating loss and capital loss carryforwards of $4,000,000 and $1,000,000, respectively. The net operating loss carryforwards commenced expiring in 2003 and capital loss carryforwards expire in fiscal year 2005.


NOTE 12 - CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease at March 31, 2005 are as follows:

                  2005                                $ 77,970
                  2006                                  76,109
                                                      ---------
                  Total minimum lease payments         154,079
                  Less: amount representing interest   (12,327)
                                                      ---------
                                                       141,752
                  Less: current portion                (71,602)
                                                      ---------
                  Balance of obligation               $ 70,150
                                                      =========

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Operating Leases
----------------
The Company has the following future minimum payments with respect to leases for office space, computer and office equipment at March 31, 2005.

                      2005                 $  333,702
                      2006                    324,468
                      2007                    303,276
                      2008                    300,079
                      2009                    361,465
                   Thereafter                 981,915
                                           -----------
                                           $2,604,905
                                           ===========

Rent expense for operating leases in Fiscal 3Q05 and 3Q04 was $68,307 and $16,977, respectively (net of $9,000 and $-0- of sublease income) and $219,879 and $165,769 for Fiscal Nine Months 2005 and Fiscal Nine Months 2004 (net of $21,000 and $-0- of sublease income).

The above rental expenses will be offset by $15,000 in annual sublease income through August 31, 2005.

Deferred Inducement
-------------------
In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. At March 31, 2005, the tenant improvement allowance receivable in the sixth year of the lease is $110,865. At March 31, 2005, the deferred rent inducement was $330,426 less the current portion of $28,940 (2003 -
$-0- ).

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 14 - STOCKHOLDERS' EQUITY

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. The following table summarizes activity for common stock warrants outstanding during the Fiscal Nine Months 2005:

                                                             Weighted Average
                                Shares     Exercise Price     Exercise Price
                                 (000)       Per Share          Per Share
                                ------    -----------------  ----------------
  Warrants outstanding, 6/30/04     2     $  5.00 - $975.00       $185.00
  Warrants cancelled/expired       (1)    $  5.00 - $356.00       $ 95.00
                                ------    -----------------       -------
  Warrants outstanding, 3/31/05     1     $100.00 - $975.00       $350.00
                                ======    =================       =======

The Company has adopted FASB Statement 123, "Accounting for Stock-Based Compensation", which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no common stock warrants issued during Fiscal Nine Months 2005.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

Stock Options
-------------
The Company's Board of Directors periodically authorizes the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options may generally be exercised at the fair market value of the common stock on the date of the grant and generally carry such other terms as are outlined in the Company's stock option plan. The following table summarizes activity for stock options during the Fiscal Nine Months 2005:

                                                             Weighted Average
                                Shares    Exercise Price      Exercise Price
                                 (000)      Per Share           Per Share
                                ------   -----------------   ----------------
  Options outstanding,
    6/30/04 and 3/31/05             5    $9.00 - $1,188.00         $637.00
                                ======   =================         =======

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal Nine Months 2005.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2005 AND 2004


NOTE 15 - NET AGENCY SALES

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk, and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time paid to suppliers and is included as revenue in the Company's statement of operations. Net agency sales consist of the following (in thousands):

                                                        Fiscal       Fiscal
                                Fiscal     Fiscal    Nine Months  Nine Months
                                 3Q05       3Q04         2005         2004
                               --------   --------   -----------  -----------
  Gross proceeds received
   on agency sales             $ 28,118   $ 18,021    $ 72,009     $ 47,401
  Less payments to suppliers    (26,273)   (15,866)    (66,553)     (41,282)
                               --------   --------   ----------   ----------
  Net agency sales             $  1,845   $  2,155    $  5,456     $  6,119
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

The Company has net long-lived assets of $703,000 in the US and $4,513,000 in Canada at March 31, 2005. Long-lived assets consist of property and equipment, equity investment, deferred development costs, goodwill, and other intangible assets net of accumulated depreciation and amortization. The Company has earned revenue from sales to customers of approximately $2,860,000 in the US, $3,878,000 in Canada, $8,000 in Mexico, and $-0- in the
United Kingdom for Fiscal 3Q05 and approximately $6,599,000 in the US, $9,951,000 in Canada, $45,000 in Mexico and $53,000 in the United Kingdom, for Fiscal Nine Months 2005. During Fiscal Nine Months 2005, the top ten customers comprised approximately 60% of revenue.

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

As of March 31, 2005 our holdings were as follows:

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


Results of Operations
---------------------
We have undergone significant changes over the past several years. In November 2002 we held two operating subsidiaries, C3 Technologies Inc ("C3") and a 60% ownership in an Italian Joint Venture Company then named RadioNet Italia and subsequently renamed IDC Italia Srl. C3 was formed to manage all the proprietary ClariCAST (Registered Trademark) intellectual property and assets, including patents, patents pending, trademarks, and copyrights developed by the Company under its former name of Clariti Telecommunications International. IDC Italia was formed to market and operate ClariCAST(R) services in Italy.

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

DataWave has a March 31 fiscal year end while our fiscal year ends on June 30th. Because of this difference, the Company has adopted the policy of consolidating the financial statements of DataWave with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q for our fiscal third quarter of 2005, the three months and nine months ended March 31, 2005, DataWave's financial statements for the three months and nine months ended December 31, 2004 are being consolidated.

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

We executed a Merger Break-up and Mutual Release Agreement (the "Break-up Agreement") with DataWave on March 3, 2005. Under the terms of this Break-up Agreement DataWave agreed to compensate us for expended merger costs in the amount of $470,000, $235,000 in cash and 2,937,500 shares of newly issued DataWave common stock at an issue price of $0.08 per share (the "Compensation Shares"). Both parties accepted this as full and final settlement of any and all issues relating to the termination of the planned merger. We received the $235,000 cash payment in Fiscal 3Q05. The 2,937,500 shares of DataWave common stock were issued to us on May 11, 2005 bringing our total number of DataWave shares owned to 24,899,530, or 53.2% of DataWave's outstanding shares. The DataWave Compensation Shares are subject to the restrictions on trading imposed by Rule 144 under the Securities Act of 1933.

Also on March 3, 2005 we entered into a License Termination Agreement with DataWave terminating our exclusive license to make, sell, and use the DataWave trade name, technology, know-how, trade secrets and patents then existing and to be developed in the future for all territories world-wide with the exception of North America, the Caribbean, and South America (the "DataWave International License"). In exchange for the termination, or sell-back, of the DataWave International License, we received $865,000 in compensation payable as $265,000 in cash and $600,000 in the form of a two-year convertible, interest-free promissory note. The terms of the promissory note are that anytime during the two-year period we have the option to convert the note upon demand into DataWave common shares at $0.08 (8 cents) per share for a total of 7,500,000 newly issued shares. If we do not exercise this right within the two years, DataWave shall have the option to either repay the original $600,000 loan amount in cash or to issue 7,500,000 shares of newly issued common stock to us. Converting this note today would bring our ownership position in DataWave to 32,409,530 shares, or a controlling interest of 59.7% of DataWave's issued and outstanding common shares.

Subsequent to the period covered by this quarterly report, Integrated Communications Services Ltd. ("ICS"), a wholly-owned, London-based subsidiary of IDC, acquired 100% of the assets of Data Marq (UK) Ltd. ("Data Marq") for 37,500 UK Pounds on May 3, 2005. At the time of the assets purchase, Data Marq, a consolidator and reseller of long distance telephone service, was in Administration, the U.K. equivalent of Chapter 11 protection in the U.S. Three senior ex-employees of Data Marq shall be tasked with running this new ICS operation. Funding for this venture was provided by Integrated Technologies & Systems Ltd., a greater than 10% shareholder of IDC, under a one-year, interest-free, no-collateral loan to ICS. To date under this loan, ICS expects to borrow 88,000 UK Pounds to be allocated as follows: 37,500 UK Pounds for the assets purchase, 3,500 UK Pounds for transaction fees and costs, and 47,000 UK Pounds for working capital.


Three Months Ended March 31, 2005 ("Fiscal 3Q05")
vs. Three Months Ended March 31, 2004 ("Fiscal 3Q04")
--------------------------------------------------------
For Fiscal 3Q05, we incurred net income of $26,000, or $0.003 per share, on $6,749,000 in revenue as compared to a net loss of $226,000, or $(0.03) per share, on $4,630,000 in revenue in Fiscal 3Q04. A number of factors accounted for this increase in income including: (1) the significant increase in consolidated revenue from DataWave; (2) a reduction in general and administrative expenses as a percentage of revenue (21% in Fiscal 3Q04 to 15% in Fiscal 3Q05) attributable to cost cutting measures reducing corporate overhead; and (3) the beginnings of income from an unconsolidated subsidiary, the newly formed NextWave Card Corp venture of DataWave's. Cost of revenue as a percentage of revenue increased from approximately 57% in Fiscal 3Q04 to approximately 66% in Fiscal 3Q05. For Fiscal 3Q05 and Fiscal 3Q04, close to 100% and 99%, respectively, of our revenue was attributable to DataWave.

Marketing expenses increased from $374,000 in Fiscal 3Q04 to $562,000 in Fiscal 3Q05 staying at approximately 8% of revenue. Research and development expenses decreased from $375,000 in Fiscal 3Q04 to $306,000 in Fiscal 3Q05. All research and development expenses are attributable to DataWave. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Depreciation and amortization expenses decreased from $456,000 in Fiscal 3Q04 to $351,000 in Fiscal 3Q05. The reduction is attributable to the termination of the DataWave International License, an amortized intangible asset.
General and administrative expenses were $967,000 in Fiscal 3Q04 and $1,023,000 in Fiscal 3Q05. As a percentage of revenue this is a decrease from 21% in Fiscal 3Q04 to 15% in Fiscal 3Q05, and it is primarily due to IDC corporate salary reductions.

Because of the reimbursement of merger costs from the Merger Break-up and Mutual Release Agreement, a merger cost credit was necessary on the consolidated statement of operations. The minority interest expense represents the 49.9% of DataWave not held by us. Income from unconsolidated subsidiary and gain on foreign exchange are attributable to DataWave operations. Other income is from the IDC corporate office sublease.


Nine Months Ended March 31, 2005 ("Fiscal Nine Months 2005")
vs. Nine Months Ended March 31, 2004 ("Fiscal Nine Months 2004")
----------------------------------------------------------------
For Fiscal Nine Months 2005, we incurred a net loss of $682,000, or $(0.09) per share, on $16,648,000 in revenue as compared to a net loss of $694,000, or $(0.09) per share, on $13,565,000 in revenue in Fiscal Nine Months 2004. Cost of revenue as a percentage of revenue increase slightly from 59% in Fiscal Nine Months 2004 to 62% in Fiscal Nine Months 2005. For Fiscal Nine Months 2005 and Fiscal Nine Months 2004, approximately 100% and 99%, respectively, of our revenue was attributable to DataWave.

Marketing expenses increased from $1,198,000 in Fiscal Nine Months 2004 to $1,389,000 in Fiscal Nine Months 2005, but as a percentage of revenue this represents an insignificant change. Research and development expenses decreased from $1,121,000 in Fiscal Nine Months 2004 to $927,000 in Fiscal Nine Months 2005. All research and development expenses are attributable to DataWave. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Depreciation and amortization decreased from $1,192,000 in Fiscal Nine Months 2004 to $1,078,000 in Fiscal Nine Months 2005, attributable to the termination of the DataWave International License, an amortized intangible asset. General and administrative expenses were $2,643,000 in Fiscal Nine Months 2004 and $2,616,000 in Fiscal Nine Months 2005, not a significant decrease.

In Fiscal Nine Months 2005 we experienced merger costs associated with the proposed merger with DataWave of $582,000, where there were no merger costs in Fiscal Nine Months 2004. Based on the sale price of the DataWave International License a $457,000 impairment loss was taken at December 31, 2004. The minority interest expense represents the 49.9% of DataWave not held by us. Income from unconsolidated subsidiary and gain on foreign exchange are attributable to DataWave operations.


Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had a working capital deficit of $837,000 (including a cash balance of $3,517,000) as compared to a working capital deficit of $912,000 (including a cash balance of $857,000) at June 30, 2004. Our operating activities provided cash of $3,206,000 during Fiscal Nine Months 2005 compared to a decrease in cash of $226,000 during Fiscal Nine Months 2004. The increase in cash provided by operating activities is due to management of receivables and inventory and payments to suppliers resulting in an increase in accounts payable of $6,495,000 offset by an increase in accounts receivable of $2,953,000 and an increase in inventory of $1,832,000 during Fiscal Nine Months 2005. Inventory levels represent approximately ten days sales.

Upon emergence from Chapter 11 bankruptcy in November 2002, we negotiated a loan agreement with Integrated Technologies & Systems Ltd. ("IT&S") to have a committed source of funds to satisfy our working capital requirements. The terms of the loan are zero percent (0%) interest, no associated collateral, and payable on demand. IT&S also has the option to convert any or all of the loan balance at any time to IDC common stock at a conversion price of $2.00 per share. Under this loan IT&S and/or its affiliates have agreed to provide up to $1,000,000 for our working capital requirements from July 1, 2004 through June 30, 2005. As of June 30, 2004 the IT&S loan balance was $887,000. During Fiscal Nine Months 2005 we borrowed an additional $294,275 and paid back $302,775 yielding a loan balance as of March 31, 2005 of $878,500. As of the filing of this Form 10-Q the IT&S loan balance stood at $916,195.

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

Through our subsidiaries we are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2005, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2005, the fair value would decline by an immaterial amount.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*filed herewith


Reports on Form 8-K
-------------------

A current report on Form 8-K dated March 3, 2005 was filed disclosing the entry into two (2) material definitive agreements between the Company and DataWave Systems Inc.: (1) the License Termination Agreement and (2) the Merger Break-up and Mutual Release Agreement.

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

                                    Dated:  May 20, 2005