Form 10KSB
period 2006-06-30
INTEGRATED DATA CORP
filed 2007-03-09
CIK 941814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                     For the fiscal year ended JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

                          Commission File No. 33-90344

                             Integrated Data Corp.
                ----------------------------------------------
                (Name of small business issuer in its charter)
          Delaware                                            23-2498715
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

3422 Old Capitol Trail, Suite 741
Wilmington, Delaware                                               19808
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (484) 212-4137

Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

Securities registered pursuant to Section 12 (g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

Issuer's revenues for its most recent fiscal year:  $72,710

As of March 7, 2007 there were 7,883,937 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $2,957,034 (based on the closing price of $1.50 per share).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K.














































                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, and the U.K. IDC and its subsidiaries (collectively the "Company", "We", or "Our") offer a wide range of communications, wireless, point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

History of the Company
----------------------
The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by a former CEO of the Company. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade-named ClariCAST (ClariCAST is a registered trademark of the Company), allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations.

In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. With the downturn in the telecommunications sector, the unforeseen costs associated with a U.S. market launch of a voice paging service based upon ClariCAST technology, and the overall demise of paging in the U.S., the Company was driven to seek Chapter 11 protection in April 2002. Upon emergence from Chapter 11 in late 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solutions and service providers.

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

Changes to Management and the Board of Directors
------------------------------------------------
On August 1, 2006, Abe Carmel rejoined the Company as Chief Executive Officer, taking over that position from David C. Bryan. Mr. Carmel was also elected to the Board of Directors on that date. Mr. Bryan retains his positions of President and Company Director. Further information regarding the Company's management and Directors can be found in Part III of this Form 10-KSB under Items 9 and 10.

Corporate Holdings
------------------
As of June 30, 2006 Integrated Data Corp owns and/or controls the following holdings and interests:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     DataWave Systems Inc.                             38.9%

     Integrated Communications Services Ltd           100%

As reported in a Form 8-K Current Report filed March 3, 2005, the DataWave International License was terminated as of February 1, 2005. IDC's 60% interest in the non-operating, Italian entity IDC Italia Srl was sold to a private Italian citizen on May 5, 2006. Integrated Data Technologies Ltd, a non-operating, wholly-owned UK subsidiary, was sold to AMB Management Services (Gibraltar) Ltd on June 15, 2006. A description of IDC's remaining interests follows.

C3 TECHNOLOGIES INC.
--------------------
From 1997 through 2000 the Company had been engaged in the development of a proprietary technology that utilizes existing FM radio frequencies to provide a low-cost, metropolitan-wide, wireless data broadcasting network. The resulting technology and air interface protocol has been given the name ClariCAST, a registered trademark of the Company. C3 Technologies Inc ("C3") was formed in April 2002 to manage all the proprietary ClariCAST intellectual property and assets, including patents, patents pending, trademarks, and copyrights. C3 is a Delaware corporation and is a wholly-owned subsidiary. Due primarily to a lack of working capital, C3 currently has no employees and it is not actively pursuing applications for its ClariCAST intellectual property.

DATAWAVE SYSTEMS INC.
---------------------
DataWave Systems Inc. ("DataWave") of Wayne, NJ is a profitable Delaware corporation, the shares of which trade on the National Association of Securities Dealers' ("NASD") Over-the-Counter Bulletin Board ("OTCBB") under the symbol DWVS. As an OTCBB-listed public company, DataWave maintains current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings either through the SEC website (www.sec.gov) or on the DataWave corporate website (www.datawave.com); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

IDC acquired approximately 41% of DataWave on December 12, 2002 in a transaction with the shareholders of Cash Card Communications Corp. Ltd., a privately held Bermuda corporation, in exchange for 1,794,900 shares of newly issued IDC common stock nominally valued at the time at $1.00 per share. On January 14, 2003 the Company acquired an additional approximately 9.1% of DataWave through off-market transactions with various shareholders of DataWave in exchange for 399,803 shares of newly issued IDC common stock. On February 1, 2005 the Company was issued an additional 2,937,500 common shares of DataWave (approximately 6.3% of the then DataWave outstanding shares) bringing IDC's holdings in DataWave to approximately 53.1%. On January 3, 2006 the Company transferred 3,773,918 common shares of DataWave to Integrated Technologies & Systems Ltd, a greater than 5% shareholder of IDC, as a partial payback of a loan. Soon thereafter DataWave issued 7,500,000 common shares of its stock to an unrelated party causing IDC's position in DataWave to drop to approximately 38.9%.

DataWave is a developer and provider of prepaid and stored-value programs.
It sells and distributes prepaid and stored value products using a proprietary system for activating products at the point-of-sale. It designs, develops, owns, manages and continually enhances an intelligent, automated, direct merchandising network. This network, which operates through various point-of-sale-activation devices or web-based applications, allows for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid cellular time. DataWave's systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards. In addition, DataWave sells prepaid calling cards and point-of-sale activated prepaid cellular personal identification numbers ("PINs") on a wholesale basis to certain retail operators and other customers.

DataWave sells and distributes prepaid and stored value products through a network that includes, but is not limited to:

- point-of-sale-activation ("POSA") terminals,

     - free-standing "smart" machines ("DTMs"), and

     - cash registers or the web-based applications of some major retail chains.

All of these devices are connected to DataWave's proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing one or multiple prepaid products and services.

DataWave operates its business primarily through its subsidiaries and is primarily involved in the sale and distribution of prepaid and stored value products using its proprietary technologies. It develops, owns and operates point-of-sale technology, including terminals that it markets and places through the United States and Canada.

Its system distributes inactive prepaid products, which are activated only once they are purchased by the consumer, thus eliminating the risk of theft and the cost of inventory management for the retailer.

DataWave's network systems feature:

     - the ability to activate prepaid products by assigning a value to them at the time of purchase;

     - the ability to print a prepaid PIN number on a receipt voucher at the point of purchase;

     - real-time monitoring of distribution networks;

     - detailed reporting and sales analysis - either paper or web-based;

     - the ability to remote download price adjustments or new products and services to the distribution points;

     - the capability to execute multiple simultaneous transactions in a non-stop processing environment; and

     - consumer convenience - payment options, multiple products and denominations; detailed receipts, including tax information, terms and conditions and other relevant instructions/information.

Historically, DataWave's core revenues have come from the sale of prepaid long distance phone cards. In recent years, DataWave has pioneered the move into prepaid cellular, prepaid cash and prepaid debit card and gift card products.

In Canada, until recent years, DataWave has followed the traditional business model of selling bulk pre-activated "live" prepaid phone cards to retail establishments. In recent years, it has introduced point-of-sale-activation technology into the retail environment. This enables DataWave to activate or recharge prepaid products through POSA terminals and the cash register systems or web-based applications of major chains. During its Fiscal 2006, DataWave installed 995 POSA terminals in Canada and as of March 31, 2006, it had an installed base of 4,853 company-owned POSA terminals in Canada. It also provides prepaid products to 863 distributor-owned terminals and host-to-host (cash register) locations.

In the United States, DataWave has established a network of free-standing vending machines or DTMs that sell prepaid long distance phone cards. It also sells phone cards through POSA terminals and during Fiscal 2004 it introduced a POSA host-to-host solution to a grocery chain in the North-

Eastern states. During its Fiscal 2006, DataWave's installed base of DTMs and over the counter terminals in the U.S. decreased by 111 due to a decline in high traffic locations, and as of March 31, 2006, it had an installed base of 809 DTMs and 224 POSA terminals and host-to-host retail locations in the United States.

DataWave has approximately 90 employees working out of three offices located in Richmond (Vancouver), British Columbia, Canada; Mississauga (Toronto), Ontario, Canada; and Wayne, New Jersey, U.S.A.

Subsequent to this filing period, on January 5, 2007, DataWave was acquired by InComm Holdings Inc. for $36,000,000 in cash. As a result the Company has exchanged its 21,110,612 common shares of DataWave for $12,369,490.48 in cash. Per the DataWave Acquisition Agreement and Plan of Merger, at closing an additional $3,597,225.60 was placed in escrow as Working Capital and Indemnification Holdbacks. The Company is entitled to approximately 35% of the Holdbacks after any adjustments in accordance with the Holdback adjustment terms in the DataWave Acquisition Agreement and Plan of Merger.

INTEGRATED COMMUNICATIONS SERVICES LTD.
---------------------------------------
Integrated Communications Services Ltd ("ICS") is a London-based, wholly-owned subsidiary of IDC. During the reporting period ICS became a terminator of corporate and wholesale telephony in the United Kingdom by purchasing the assets of Data Marq UK Limited. Data Marq specialized in the termination of UK mobile, local, national and international call traffic in the UK for a broad range of SME corporate and wholesale customers. As part of the acquisition ICS took possession of the physical technical assets of the business, the customer base and corporate and wholesale customer relationships and goodwill. After posting consecutive quarterly losses, the management of ICS chose to cease operations as of June 30, 2006. In January of 2007, IDC disposed of the ICS shell company, including all assets and liabilities, to AMB Management Services (Gibraltar) Ltd.

Corporate Growth & Strategy
---------------------------
Historically a technology holding company, IDC continually looks for acquisitions in the information technology, networking & communications, prepaid services, and telecommunications business arenas to strengthen its portfolio of companies. There can be no assurance that the Company will be able to raise enough capital to carry out its acquisition plans.

With the disposition of DataWave subsequent to this reporting period, IDC's growth strategy is toward investments in resort real estate development. On January 23, 2007, the Company entered into a Sale and Purchase Contract with Mr. John Mittens, a private individual and majority shareholder of Montana Holdings Ltd ("MHL"), a private limited company registered in the Bahamas. Under the terms of this Sale and Purchase Contract the Company acquired a 20% equity interest in MHL through the purchase of 1,120 shares of the 5,600 outstanding shares of MHL common stock. MHL currently owns a resort development project, Rum Cay Resort Marina, on Rum Cay in the Bahamas.

Information on the Rum Cay Resort Marina can be found on the web at www.RumCay.com; however, the information in, or that can be accessed through, the Rum Cay website is not part of this report. The Company also entered into an agreement to provide MHL an ongoing loan facility of up to US$6M (Six Million US Dollars) to be utilized in defraying the general costs of MHL's Rum Cay development project in the Bahamas during the whole of 2007. In addition the Company has agreed to provide up to US$1M (One Million US Dollars) in loans to be utilized in MHL's proposed development of a semi-autonomous Floor and Wall Tile Production Facility on Rum Cay.

Intellectual Property
---------------------
The company seeks to protect its intellectual property through patent, copyright, trade secret and trademark law, and through contractual restrictions such as confidentiality agreements. In March 1999, the U.S. Patent and Trademark Office issued to the Company a patent, originally filed in January 1996, dealing with FM Subcarrier Digital Voice Messaging. In July 2000, the U.S. Patent and Trademark Office issued the Company a second patent on the invention with improved claim coverage. This invention had previously been approved by government authorities in South Africa and Taiwan. In April 2000 the U.S. Patent and Trademark Office issued to the Company a patent, which was originally filed in March 1999, on the overall design of its Wireless Voicemail Player, the Voca. The Company's current patents expire between 2014 and 2016. ClariCAST, the name given to the proprietary technology dealing with FM subcarrier data broadcasting, and Voca are registered trademarks of the Company.

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

Employees
---------
As of June 30, 2006, the Company had no direct employees. A part-time consultant performs all required administrative duties on behalf of the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company owns no real property. It maintains a mail drop service in Wilmington, DE as its primary corporate address and keeps its physical records in space subleased by C3 Technologies, a wholly-owned subsidiary. C3 Technologies subleases approximately 120 square feet of general office space from a non-affiliated company at 220 Commerce Drive, Suite 300, Fort Washington, PA 19034. The other wholly-owned subsidiary, Integrated Communications Services, is based in London, England and owns no real property.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is currently quoted on over-the-counter (OTC) securities markets, primarily "Pink Sheets", under the symbol "ITDD". The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Pink Sheets is neither a Securities and Exchange Commission (SEC) Registered Stock Exchange nor a Broker-Dealer.

Market Information
------------------
The following tables set forth, for the periods indicated, the high and low closing prices per share of common stock as quoted on over-the-counter securities markets. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     Year Ended June 30, 2006
     ------------------------             High Bid         Low Bid
                                          --------         -------
     Quarter ended:
       September 30, 2005                  $  0.35         $  0.30
       December 31, 2005                   $  0.35         $  0.15
       March 31, 2006                      $  1.01         $  0.35
       June 30, 2006                       $  0.75         $  0.35


     Year Ended June 30, 2005
     ------------------------             High Bid         Low Bid
                                          --------         -------
     Quarter ended:
       September 30, 2004                  $  1.00         $  0.39
       December 31, 2004                   $  0.60         $  0.39
       March 31, 2005                      $  0.35         $  0.35
       June 30, 2005                       $  1.01         $  0.30

On March 1, 2007 the closing price for the Company's common stock was $1.70 per share.

Holders
-------
As of March 1, 2007 the Company had approximately 275 shareholders of record of its common stock. Such number of record holders was derived from the stockholder list maintained by the Company's transfer agent, American Stock Transfer & Trust Co., and does not include the list of beneficial owners of the Company whose shares are held in the names of various dealers and clearing agencies.

Dividends
---------
To date, the Company has not declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company intends to retain all earnings, if any, to finance the continued development of its business. Any future payment of dividends will be determined solely in the discretion of the Company's Board of Directors.

Changes in Securities and Use of Proceeds
-----------------------------------------
During the period covered by this Form 10-KSB, 200,000 shares of the Company's $0.001 par value common stock were issued as compensation for services provided in Fiscal 2005 to Directors and Officers of the Company. These shares were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-Q. Given the fact that the shares are restricted, there is little or no liquidity in the stock, and the market price per shares varied between $0.15 and $0.35 at the time the shares were issued, these shares were valued at $0.20.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as our ability to successfully do any or all of the following:

     -  Obtain financing for operations and expansion
     -  Effectively manage our subsidiaries
     -  Effectively compete in the markets we choose to enter
     -  Develop commercially viable applications with our technologies
     - Develop a corporate-wide marketing strategy for our products and services
     - Develop partnerships, both foreign and domestic, to help market, sell, and distribute our products and services
     - Develop effective manufacturing and distribution channels for our products and services
     - Make profitable investments in the resort real estate development market
     - Effectively manage the risks, restrictions and barriers of conducting business internationally
     -  Reduce future operating losses and negative cash flow

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

General Operations
------------------
We are a non-operating U.S. holding company with interests in the U.S., Canada, and the U.K. Our subsidiaries offer a wide range of telecommunications, wireless, point-of-sale activation, financial transaction, and other services.

As of June 30, 2006 Integrated Data Corp owns and/or controls the following holdings and interests:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     DataWave Systems Inc.                             38.9%

     Integrated Communications Services Ltd           100%

As reported in a Form 8-K Current Report filed March 3, 2005, the DataWave International License was terminated as of February 1, 2005. IDC's 60% interest in the non-operating, Italian entity IDC Italia Srl was sold to a private Italian citizen on May 5, 2006. Integrated Data Technologies Ltd, a non-operating, wholly-owned UK subsidiary, was sold to AMB Management Services (Gibraltar) Ltd on June 15, 2006. Further descriptions of our operations, holdings, and subsidiaries are included above under Item 1, Description of Business.

Results of Operations
---------------------
On June 2, 2004 we signed an Agreement and Plan of Merger with DataWave Systems Inc. ("DataWave") to acquire the remaining 49.9% interest in DataWave not already owned. On November 9, 2004 we announced the termination of the merger agreement and cancellation of the merger process. Various delays pushed the projected merger completion date past December 31, 2004, and we were not prepared to continue to expend more funds on a merger transaction with no definitive completion date.

Effective February 1, 2005, we entered into a License Termination Agreement with DataWave effectively selling the DataWave International License back to DataWave. The consideration amount received from DataWave for termination of the DataWave International License was $865,000, $265,000 in cash and $600,000 in a Promissory Note.

Also effective February 1, 2005, we entered into a Merger Break-Up and Mutual Release Agreement with DataWave. We agreed to accept $470,000 in compensation for costs expended with regard to the aborted Agreement and Plan of Merger, and each of us agreed to hold harmless and indemnify the other from any such claims or future claims, as the case may be. The consideration was paid in $235,000 cash and 2,937,500 DataWave shares valued at $0.08 per share. The DataWave shares were issued to us in May 2005 bringing our total ownership position in DataWave to 53.1%.

On August 25, 2005 we entered into an agreement with Integrated Technologies & Systems Ltd ("IT&S") to pay off the loan balance owed IT&S of $955,030. We transferred the $600,000 DataWave Promissory Note to IT&S and agreed to sell up to 3,773,918 shares of DataWave stock at $0.15 per share for a credit of $566,088. On January 3, 2006 ownership of 3,773,918 shares of DataWave stock were transferred to IT&S for the full $566,088 credit paying down the IT&S loan to zero and achieving a credit balance from IT&S of $114,889.

The transference of 3,773,918 DataWave shares dropped our ownership position in DataWave from 50.1% to 45.1%. On February 17, 2006, DataWave issued 7,500,000 new shares of common stock to Sigma Opportunity Fund LLC diluting our interest in DataWave to 38.9%. With DataWave ownership dropping below 50%, consolidation of the DataWave financial statements into our consolidated financial statements ceased as of the quarter ended March 31, 2006. For this annual report, our DataWave investment is accounted for using the Equity method of accounting, and for direct comparison to our consolidated financial statements for the year ended June 30, 2005, these statements have been restated in this report using the Equity method of accounting for our DataWave investment.

IDC's 60% interest in the non-operating, Italian entity IDC Italia Srl was sold to a private Italian citizen on May 5, 2006. Integrated Data Technologies Ltd, a non-operating, wholly-owned UK subsidiary, was sold to AMB Management Services (Gibraltar) Ltd on June 15, 2006.

Subsequent to this reporting period, DataWave was acquired by InComm Holdings Inc. on January 5, 2007 (the "DataWave Acquisition"). As a result we exchanged our remaining 21,110,612 common shares of DataWave for $12,369,490.48 in cash. Per the DataWave Acquisition Agreement and Plan of Merger, at closing an additional $3,597,225.60 has been placed in escrow as Working Capital and Indemnification Holdbacks. We are entitled to approximately 35% of the Holdbacks after any adjustments in accordance with the Holdback adjustment terms in the DataWave Acquisition Agreement and Plan of Merger.

On January 23, 2007, we entered into a Sale and Purchase Contract with Mr. John Mittens, a private individual and majority shareholder of Montana Holdings Ltd ("MHL"), a private limited company registered in the Bahamas. Under the terms of this Sale and Purchase Contract we acquired a 20% equity interest in MHL through the purchase of 1,120 shares of the 5,600 outstanding shares of MHL. MHL and its resort development on Rum Cay in the Bahamas has been independently valued at US$65M (Sixty-five Million US Dollars); therefore, total consideration for 20% of MHL was US$13M (Thirteen Million US Dollars) payable as follows:

(i)   $3,880,000 in cash;
(ii) $6,120,000 in the form of 3,060,000 restricted shares of common stock of the Company; and
(iii) $3,000,000 in the form of an unsecured loan from MHL to us bearing accruing interest of 3% per annum and payable in cash on the 5th anniversary of the Sale and Purchase Contract or, at our sole discretion, at any time prior to the 5th anniversary in restricted shares of common stock of Company at a fixed price of $2.00 per share.

We also entered into an agreement to provide MHL an ongoing loan facility of up to US$6M (Six Million US Dollars) to be utilized in defraying the general costs of MHL's Rum Cay development program in the Bahamas during the whole of 2007. In addition we agreed to provide up to US$1M (One Million US Dollars) in loans to be utilized in MHL's proposed development of a semi-autonomous Floor and Wall Tile Production Facility.

Year Ended June 30, 2006 (Fiscal 2006)
vs. Year Ended June 30, 2005 (Fiscal 2005)
------------------------------------------
For Fiscal 2006, we incurred net income of $390,000 or $0.05 per share as compared to a net loss of $779,000, or $(0.10) per share for Fiscal 2005. Even though our revenues were significantly less in Fiscal 2006 than in Fiscal 2005 ($73,000 versus $267,000, respectively), we had a positive net income in Fiscal 2006 versus a net loss in Fiscal 2007 because of significantly reduced operating expenses. There was essentially no depreciation and amortization expense in Fiscal 2006 because all our assets have been fully depreciated or amortized and no new assets were purchased or acquired during Fiscal 2006 or Fiscal 2005. From Fiscal 2005 to Fiscal 2006, general and administrative expenses were cut by $312,000, or over half, because (1) our two full-time employees were terminated during Fiscal 2005 in favor of a single part-time consultant and (2) Fiscal 2005 included expenses from the aborted merger with DataWave. Finally in Fiscal 2005 we "sold" our DataWave International License back to DataWave, i.e. the license was terminated, creating a negotiated fair market value and causing us to take an impairment loss of $465,000 (see Financial Note 2). With the license gone, there was no equivalent impairment loss in Fiscal 2006.

Our revenue is almost exclusively attributable to our wholly-owned subsidiary ICS located in London, England. Comparing Fiscal 2006 to Fiscal 2005, ICS revenue dropped by $194,000, from $267,000 in Fiscal 2005 to $73,000 in Fiscal 2006. Because of increasing competition in the telecommunications market in the U.K., ICS management and board of directors have concluded that the ICS business model is no longer viable and have decided to discontinue operations. ICS became a non-operating shell company in Fiscal 2006 which we sold, along with all its assets and liabilities, to a related party after our year-end close. The majority of our other income in Fiscal 2006 came from the disposing or selling of ICS assets, such as customer lists, prior to disposal of the shell.

The majority of our income for Fiscal 2006 and Fiscal 2005 came from investment gains on our investment in DataWave. With DataWave posting net incomes of approximately $663,000 and $1,142,000 in Fiscal 2005 and 2006 respectively, equity in earnings from our investment were $345,000 in Fiscal 2005 and $506,000 in Fiscal 2006.

We were able to significantly decrease our current liabilities during Fiscal 2006 through an Asset Purchase and Loan Repayment Agreement with IT&S, a greater than 5% shareholder and our source of capital via a short-term loan facility since our bankruptcy in 2002. More details of this agreement are given in the Liquidity and Capital Resources section below, but the IT&S loan was completely paid off in Fiscal 2006. The short-term borrowings from related party of $171,000 remaining on our June 30, 2006 balance sheet represents a loan to ICS from IT&S and/or IT&S affiliates. Even with the payoff of our short-term loan from IT&S, cash remained approximately the same at the end of Fiscal 2006 as it was at the end of Fiscal 2005.

Liquidity and Capital Resources
-------------------------------
At June 30, 2006, we had a working capital deficit of $299,000 (including a cash balance of $12,000) as compared to a working capital deficit of $770,000 (including a cash balance of $10,000) at June 30, 2005. The working capital increase of $471,000 is primarily due to a decrease in short-term borrowings of $989,000 accomplished by the selling of our $600,000 Promissory Note from DataWave and 3.8 million shares of DataWave common stock to IT&S in Fiscal 2006.

Integrated Technologies & Systems Ltd ("IT&S") and/or its affiliates provided funding to the Company for its working capital requirements through August 25, 2005. At that time we entered into an Asset Purchase and Loan Repayment Agreement whereby we transferred ownership of the $600,000 DataWave Promissory Note and agreed to further transfer up to 3,773,918 DataWave shares at $0.15 per share when requested by IT&S. This agreement kept us liquid until January 5, 2007 when DataWave was acquired by InComm Holdings Inc. for cash and IDC received $12,369,000.

While the purchase of the 20% equity interest in Montana Holdings Ltd required $3,880,000 in cash, we expect to operate the Company for the foreseeable future on interest generated from our cash reserves.

Future mergers and acquisitions may require additional funding. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company.

Off-Balance Sheet Arrangements
------------------------------
We do not have any off-balance sheet arrangements.


ITEM 7.  FINANCIAL STATEMENTS.

The Consolidated Financial Statements of the Company, including the notes thereto, together with the report of independent registered public accounting firm thereon, are presented beginning at page F-1. Such consolidated financial statements are hereby incorporated by reference into this Item 7.

                             INTEGRATED DATA CORP.


                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE(S)
                                                                 ------------

     A.   Report of Independent Registered Public Accounting Firm.....F-1

     B.   Consolidated Balance Sheets at June 30, 2006 and 2005.......F-2

     C.   Consolidated Statements of Operations for the
            years ended June 30, 2006 and 2005........................F-3

     D.   Consolidated Statement of Stockholders' Equity
            for the years ended June 30, 2006 and 2005............F-4 to F-5

     G.   Consolidated Statements of Cash Flows for the
            years ended June 30, 2006 and 2005....................F-6 to F-7

     H.   Notes to Consolidated Financial Statements..............F-8 to F-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Integrated Data Corp. and Subsidiaries
Wilmington, Delaware


We have audited the accompanying consolidated balance sheets of Integrated Data Corp. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Data Corp. and Subsidiaries as of June 30, 2006 and 2005, and the results of their consolidated operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ MORISON COGEN LLP
---------------------


Bala Cynwyd, Pennsylvania
March 7, 2007


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2006 AND 2005
                        (Dollars and Shares in Thousands)

                                                   June 30,        June 30,
                                                     2006            2005
                                                  ---------       ---------
                     ASSETS

CURRENT ASSETS
  Cash and equivalents                            $      12       $      10
  Note receivable from related parties                   59             600
  Prepaid expenses                                        8               -
                                                  ---------       ---------
                                                         79             610
PROPERTY AND EQUIPMENT, NET                               -               1
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES             3,228           3,324
OTHER ASSETS                                              -               4
                                                  ---------       ---------
TOTAL ASSETS                                      $   3,307       $   3,939
                                                  =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              207             220
  Short-term borrowings from related party              171           1,160
                                                  ---------       ---------
                                                        378           1,380
LONG-TERM LIABILITIES                                     -               -
                                                  ---------       ---------
TOTAL LIABILITIES                                       378           1,380

STOCKHOLDERS' EQUITY
PREFERRED STOCK
  $.001 par value; authorized 2,000 shares; no shares
  issued and outstanding at June 30, 2006 and 2005        -               -
COMMON STOCK
  $.001 par value; authorized 50,000 shares; issued
  and outstanding, 7,884 shares at June 30, 2006
  and 7,684 shares at June 30, 2005                       8               8
ADDITIONAL PAID-IN-CAPITAL                          285,380         285,340
ACCUMULATED DEFICIT                                (282,468)       (282,795)
ACCUMULATED OTHER COMPREHENSIVE INCOME                    9               6
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                            2,929           2,559
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   3,307       $   3,939
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
                 (Dollars Thousands, Except Per Share Amounts)


                                               Fiscal        Fiscal
                                                2006          2005
                                             ----------    ----------
REVENUE                                      $      73     $     267
COST OF REVENUES                                    95           129
                                             ----------    ----------
                                                   (22)          138

OPERATING EXPENSES
  Depreciation and amortization expenses             1           226
  General and administrative expenses              273           585
  Impairment loss                                    -           481
                                             ----------    ----------
TOTAL OPERATING EXPENSES                           274         1,292
                                             ----------    ----------
LOSS BEFORE OTHER INCOME                          (296)       (1,154)
                                             ----------    ----------
OTHER INCOME (EXPENSE)
  Other income                                     188            30
  Other expenses                                   (46)            -
  Equity in Earnings in Unconsolidated Subsidiary  506           345
  Gain on sale of Investment in DataWave            27             -
  Gain on disposal of fixed assets                  11             -
                                             ----------    ----------
NET INCOME (LOSS)                                  390          (779)
                                             ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             7,884         7,684
BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                           $    0.05     $   (0.10)
                                             ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
                       (Dollars and Shares in Thousands)

                             COMMON STOCK      COMMON
                            ---------------    STOCK
                            NUMBER            WARRANTS    ADD'L
                             OF               OUTSTAN-   PAID-IN  ACCUMULATED
                            SHARES   AMOUNT   DING,NET   CAPITAL    DEFICIT
                            ------   ------  ---------  ---------  ----------
BALANCES, JUNE 30, 2004      7,686   $    8  $    269   $ 285,071  $(282,144)
                            ======   ======  =========  =========  ==========

Year ended June 30, 2005:
 Adjustment related to
  Investment in DataWave                                                 128
  (see Note 4)
 Common stock warrants expired   -        -      (269)        269          -
 Common Stock Cancellation      (2)      (0)        -           -          -
 Net loss                        -        -         -           -       (779)
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, JUNE 30, 2005      7,684   $    8  $      -   $ 285,340  $(282,795)
                            ======   ======  ========   =========  ==========

Year ended June 30, 2006:
 Adjustment related to
  Investment in DataWave                                                 (63)
  (see Note 4)
 Common stock warrants expired   -        -         -           -          -
 Common stock issued for
  D&O Compensation             200        -         -          40          -
 Net income                      -        -         -           -        390
 Foreign currency translation
  adjustment                     -        -         -           -          -
                            ------   ------  --------   ---------  ----------
BALANCES, JUNE 30, 2006      7,884   $    8  $      -   $ 285,380  $(282,468)
                            ======   ======  ========   =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
                                  -CONTINUED-
                       (Dollars and Shares in Thousands)

                                                                 ACCUMULATED
    -Continued-                                                     OTHER
                                             COMPREHENSIVE      COMPREHENSIVE
                                                INCOME             INCOME
                                             -------------      -------------
BALANCES, JUNE 30, 2004                        $       -          $      (3)
                                               ==========         ==========

Year ended June 30, 2005:
 Adjustment related to
  Investment in DataWave                               -                  -
  (see Note 4)
 Common stock warrants expired                         -                  -
 Common Stock Cancellation                             -                  -
 Net loss                                           (779)                 -
 Foreign currency translation
  adjustment                                           9                  9
                                               ----------         ----------
BALANCES, JUNE 30, 2005                        $    (770)         $       6
                                               ==========         ==========

Year ended June 30, 2006:
 Adjustment related to
  Investment in DataWave                               -                  -
  (see Note 4)
 Common stock warrants expired                         -                  -
 Common stock issued for
  D&O Compensation                                     -                  -
 Net income                                          390                  -
 Foreign currency translation
  adjustment                                           3                  3
                                               ----------         ----------
BALANCES, JUNE 30, 2006                        $     393          $       9
                                               ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
                            (Dollars in Thousands)

                                                      Fiscal      Fiscal
                                                       2006        2005
                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $    390   $    (779)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                           1         226
    Stock issued for compensation                          40           -
    (Gain) loss on disposition of property and equipment  (11)          5
    Impairment loss                                         -         481
    Reimbursement of merger costs                           -        (235)
    Equity in earnings from unconsolidated subsidiary    (506)       (345)
    Gain on sale of investment in DataWave                (27)          -
  Changes in assets and liabilities which
   increase (decrease) cash:
     Accounts receivable                                    -          14
     Prepaid expenses                                      (8)          5
     Other assets                                           4           -
     Accounts payable and accrued expenses                (13)         88
                                                     ---------   ---------
 Net cash used in operating activities                   (130)       (540)
                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         -          (1)
 Proceeds from sale of license                              -         265
 Proceeds from sale of property and equipment              11           -
                                                     ---------   ---------
 Net cash provided by investing activities                 11         264
                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings                      191         273
 Repayments of short-term borrowings                      (73)          -
                                                     ---------   ---------
 Net cash provided by financing activities                118         273
                                                     ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     3           9
                                                     ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
                                 -CONTINUED-
                            (Dollars in Thousands)

                                                      Fiscal      Fiscal
                                                       2006        2005
                                                    ----------  ----------

Increase in cash and equivalents                            2           6
Cash and equivalents, beginning of period                  10           4
                                                     ---------   ---------
Cash and equivalents, end of period                  $     12    $     10
                                                     =========   =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Sale of investment in DataWave in
    satisfaction of short-term borrowings            $    566    $      -
  Note receivable sold in satisfaction of
    short-term borrowings                            $    600    $      -
  Adjustment to accumulated deficit related to
    investment in DataWave (See Note 4)              $     63    $    128
  Note receivable received in exchange for
    sale of license                                  $      -    $    600
  Expiration of warrants                             $      -    $    269


The accompanying notes are an integral part of these consolidated financial statements.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 1.  HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC"), formerly Clariti Telecommunications International, Ltd., is a non-operating U.S. holding company with interests in the U.S., Canada, and the U.K. IDC and its subsidiaries, C3 Technologies Inc. ("C3") and Integrated Communication Services Ltd. ("ICS") (collectively the "Company", "We", or "Our") offer a wide range of telecommunications and wireless communication services. DataWave Systems Inc. ("DataWave"), in which the Company holds a minority interest, offers point-of-sale activation, financial transaction, and other services. In 2002 IDC successfully completed reorganization under Chapter 11 and is now operating with no secured debt liabilities.

The Company was originally formed in February 1988 as the successor to a music and recording studio business owned and operated by Company's former CEO. The Company became publicly held upon its merger in January 1991 with an inactive public company incorporated in Nevada. The surviving corporation changed its name to Sigma Alpha Entertainment Group, Ltd. and was subsequently reincorporated in Delaware. Beginning in 1995, the Company began shifting its focus away from the music and recording business and toward the development and commercialization of a proprietary data broadcasting technology. The resulting wireless technology, trade named ClariCAST(r), allows for the metropolitan-wide distribution of data utilizing the existing broadcast infrastructure of FM radio stations. In 1998 the Company began to acquire interests in the telecommunications business and changed its name to Clariti Telecommunications International, Ltd. Upon emergence from Chapter 11 in 2002, the company name was changed to Integrated Data Corp. to more accurately reflect its new business focus of acquiring, managing, and bringing into the global market leading-edge communication, financial, and network technology solution and service providers. During year ended June 30, 2003, the Company acquired 100% of C4 Services Ltd. and a majority ownership in DataWave Systems Inc. During the year ended June 30, 2005, the company sold their DataWave's International License to DataWave Systems, Inc. For the year ending June 30, 2006, the Company sold 8.06% of common stock of DataWave Systems, Inc. and DataWave issues 7,500,000 new shares of common stock resulting in a 38.859% minority interest in DataWave Systems, Inc.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the twelve month periods ended June 30, 2006 and 2005 are referred to as Fiscal 2006 and Fiscal 2005 respectively.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

In Fiscal 2006, the Company adopted the equity method of accounting to reflect its 38.859% minority interest in DataWave Systems Inc. and retrospectively applied the equity method to Fiscal 2005 as a change in reporting entity in accordance with SFAS No. 154, "Accounting Changes and Error Corrections". (See Note 4.)

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

Reporting Currency
------------------
ICS's functional currency is the British Pound ("BP"); however, the reporting currency is the United States Dollar ("USD").

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

Financial Instruments
---------------------
The Company's financial instruments consist primarily of cash and equivalents, accrued expenses, and short-term borrowings. These balances, as presented in the balance sheet as of June 30, 2006 and 2005, approximate their fair value because of their short maturities.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is exposed to foreign exchange risks due to its sales denominated in foreign currency.

Property and Equipment
----------------------
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment using the straight-line method.

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. An impairment loss of $16,000 for goodwill and $465,000 for the DataWave International License was identified at Fiscal 2005.

Income Taxes
------------
The Company follows FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss)


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2006 and 2005 were the same because the effect of using the treasury stock method would be anti-dilutive.

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

The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation", which encourages employers to account for stock-based compensation awards based on their fair value on their date of grant. The fair value method was used to value common stock warrants issued in transactions with other than employees during the periods presented.
Entities may choose not to apply the new accounting method for options issued to employees but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach to FASB Statement 123 for options issued to employees. See Note 10.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment", which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value based method. In January 2005, the SEC


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

issued SAB No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of its Fiscal 2007. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price, volatility, employee stock option exercise behaviors and the related tax impacts. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method as permitted by SFAS No. 123(R). Although the adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the ultimate impact of SFAS No. 123(R) on the Company's results of operations.

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in Fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", (SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.


NOTE 3.  NOTE RECEIVABLE FROM RELATED PARTIES

As of June 30, 2006 the Company was due $58,889 from Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder. It was repaid in Fiscal 2007. As of June 30, 2005, the Company had a promissory note from DataWave Systems Inc. in the amount of $600,000 which arose from the transfer of the DataWave International License (see Note 5).


NOTE 4.  INVESTMENT IN DATAWAVE

On December 12, 2002, the Company acquired an approximate 41% interest in DataWave Systems Inc. ("DataWave") for 1,794,900 newly issued shares of the Company's common stock valued at $1.00 per share.

Effective January 14, 2003, the Company agreed to purchase an additional 4,023,030 freely tradable shares of DataWave. The shares were purchased in off-market transactions for consideration of 402,303 newly issued Rule 144 restricted shares of the Company (one share of the Company's common stock being exchanged for each ten shares of DataWave) valued at $1.00 per share. These shares, when added to 17,949,000 shares acquired in December 2002, bring the Company's total holdings in DataWave to 21,972,030 shares, creating a majority interest in DataWave of 50.062%. The acquisition was accounted for under the purchase method of accounting.

As of June 30, 2004, the Company's total holdings in DataWave were adjusted to 21,947,030, or a 50.005% majority interest. This adjustment was made because of default on the transfer of 25,000 shares of DataWave under the Share Exchange Agreements of January 14, 2003 (see above paragraph).

On February 1, 2005, the Company acquired an additional 2,937,500 shares of common stock of DataWave Systems, Inc increasing the Company's total holding in DataWave to 24,884,530 shares of common stock, a 53.142% majority interest. As a result of this change in ownership interest, the Company recorded a $128,000 adjustment to accumulated deficit. The acquisition was accounted for under the purchase method of accounting. Due to the change in reporting entity in Fiscal 2006, the equity method of accounting was retroactively applied to the financial statements for Fiscal 2005. The book value of the DataWave investment at June 30, 2005 incorporating the equity method is $3,324,212.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 4.  INVESTMENT IN DATAWAVE (continued)

On January 3, 2006, the Company sold 3,773,918 of DataWave Systems, Inc. common stock resulting in an approximate 8.059% decrease in the interest of DataWave Systems. At June 30, 2006, DataWave's issued and authorized common stock was 54,326,834 whereby the company's current ownership of 21,110,612 shares has created a 38.859% minority interest. As a result of the change in ownership interest, the Company recorded a $63,000 adjustment to accumulated deficit. The company for period ending June 30, 2006 reflects the DataWave investment utilizing the equity method of accounting due to its current minority interest. The book value of the DataWave investment at June 30, 2006 incorporating the equity method is $3,227,918.

The company recorded equity income of $505,691 for Fiscal 2006 and $345,000 for Fiscal 2005.

Net investment in DataWave is represented by the following (in thousands):

                                                Fiscal 2006     Fiscal 2005
                                                -----------     -----------
     Net current assets                          $  21,565       $  16,420
     Property, plant and equipment                   2,278           2,453
     Other assets                                    3,085           3,203
     Net current liabilities                       (19,081)        (15,496)
     Other long-term liabilities                      (688)         (1,313)
     Interests of other shareholders                (4,377)         (2,469)
                                                -----------     -----------
     Company's interest                          $   2,782       $   2,798
     Goodwill                                          446             526
                                                -----------     -----------
     Net Investments                             $   3,228       $   3,324
                                                ===========     ===========


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 4.  INVESTMENT IN DATAWAVE (continued)

The results of operations of DataWave were (in thousands):

                                                Fiscal 2006     Fiscal 2005
                                                -----------     -----------
     Sales                                       $  32,094       $  24,327
                                                -----------     -----------
     Income before taxes                         $   1,669       $     560
     Income taxes                                     (682)              -
     Other income                                      155             103
                                                -----------     -----------
     Net income                                  $   1,142       $     663
     Company's share                                  (636)           (318)
     Withholding taxes                                   -               -
                                                -----------     -----------
     Equity in earnings                          $     506       $     345
                                                -----------     -----------
     Dividends received                                  -               -
                                                ===========     ===========

Subsequent to this reporting period DataWave was acquired by InComm Holdings Inc. on January 5, 2007 (the "DataWave Acquisition"). As a result the Company exchanged its 21,110,612 common shares of DataWave for $12,369,490.48 in cash. Per the DataWave Acquisition Agreement and Plan of Merger, at closing an additional $3,597,225.60 has been placed in escrow as Working Capital and Indemnification Holdbacks. The Company is entitled to approximately 35% of the holdbacks after any adjustments in accordance with the holdback adjustment terms in the DataWave Acquisition Agreement and Plan of Merger.


NOTE 5.  ACQUISITIONS AND DISPOSITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services, Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method and the results of C4 Services have been included in the Company's consolidated results effective December 31, 2002. At the time of acquisition, C4 Services owned the exclusive international (excluding the Americas) DataWave technology license and Integrated Communication Services Ltd ("ICS"). Both were transferred directly to the parent company, Integrated Data Corp, and the C4 Services entity was discontinued. Hence, the Company owned the exclusive worldwide (excluding the Americas) rights to own, operate, and license any and all DataWave technologies and services (the "DataWave International License") before the license was sold to DataWave System, Inc. during the 2005 fiscal year.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 5.  ACQUISITIONS AND DISPOSITIONS (continued)

Effective February 1, 2005, the DataWave International License acquired in December 2002 with the acquisition of C4 Services was effectively transferred back to DataWave through termination of the DataWave International License. Consideration from DataWave amounted to $865,000 -- $265,000 in cash and $600,000 in the form of a Promissory Note.

On May 5, 2006, the Company sold its 60% interest, including all assets and liabilities, in the non-operating, Italian entity IDC Italia Srl to a private Italian citizen for one (1) Euro. Integrated Data Technologies Ltd, a non-operating, wholly-owned UK subsidiary, was sold along with all assets and liabilities to AMB Management Services (Gibraltar) Ltd on June 15, 2006 for one (1) Euro.

As of June 30, 2006, the management and board of Integrated Communication Services Ltd ("ICS") elected to cease operations of ICS because it was deemed that profitable operation of the business was no longer possible. On January 25, 2007, the Company sold the ICS shell along with all assets and liabilities to AMB Management Services (Gibraltar) Ltd for one (1) Euro.


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment of the Company and its consolidated subsidiaries consist of the following (in thousands):


                                                Fiscal         Fiscal
                                                 2006           2005
                                              ----------     ----------
  Office equipment and furniture                   86            358
  Less accumulated depreciation                   (86)          (357)
                                              ----------     ----------
                                              $   -0-      $       1
                                              ==========     ==========

Depreciation expense was $1,000 and $98,000 for Fiscal 2006 and for Fiscal 2005 respectively.


NOTE 7.  SHORT-TERM BORROWINGS FROM RELATED PARTY

IT&S agreed to fund the Company's working capital requirements post Chapter 11 filing through June 30, 2006. The amount funded as of June 30, 2006 and 2005 was $171,000 and $1,160,000.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8.  INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2006 and Fiscal 2005 due to the following:

     Current tax benefit - the operating losses cannot be carried back to earlier years and any taxable income will be offset by net operating loss carry forwards.

     Deferred tax benefit - the deferred tax assets were offset by a Valuation allowance required by FASB Statement 109, "Accounting for Income Taxes." The valuation allowance is necessary because, according to criteria established by FASB Statement 109, it is more likely than not that the deferred tax asset will not be realized through future taxable income.

The reconciliation of the statutory federal taxes to the Company's effective income tax expense is as follows (dollars in thousands):

                                              Fiscal       Fiscal
                                               2006         2005
                                             ---------    ---------
     Statutory provision (benefit)           $     19     $   (503)
     Tax benefit not recognized
       on current year loss                         -          503
     Tax benefit on use of loss carry forwards
       not previously recognized                  (19)           -
                                             ---------    ---------
                                             $      -     $      -
                                             =========    =========

The components of the deferred assets (liabilities) are as follows:

                                              Fiscal       Fiscal
                                               2006         2005
                                             ---------    ---------
     Net operating loss carry forward        $ 82,294     $ 82,313
     Property and equipment                         -           19
     Intangibles                                    -         (141)
                                             ---------    ---------
                                             $ 82,294     $ 82,191
     Valuation Allowance                      (82,294)     (82,191)
                                             ---------    ---------
                                                    -            -
                                             =========    =========


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8.  INCOME TAXES (continued)

Integrated Data Corp. files a consolidated corporate income tax return in the United States and its foreign subsidiaries will be required to file income tax returns in their respective countries.

The use of net operating loss carry forwards for United States income tax purposes is limited when there has been a substantial change in ownership (as defined) during a three-year period. In the event of a change in the ownership of the Company's common stock, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

The valuation allowance for allowance for deferred tax assets as of June 30, 2006 and 2005 was $82,294,000 and $82,191,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At June 30, 2006, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $242,000,000 (the "NOL carry forwards"), which were available to offset future taxable income, if any, through 2026. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Leases
------
The Company at June 30, 2006 leases office space via a sublease from an unrelated party on a month to month basis. The current monthly rent is $450. There are no future minimum payments with respect to leases for equipment or furniture.

Rent expense for operating leases in Fiscal 2006 and Fiscal 2005 was $15,408 and $37,436, respectively.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 10.  STOCKHOLDERS' EQUITY

Common Stock
------------
During Fiscal 2006, 200,000 shares of the Company's $0.001 par value common stock were issued as compensation for services provided in Fiscal 2005 and accrued at June 30, 2006 to Directors and Officers of the Company. These shares were not registered under the Securities Act of 1933, as amended (the "Act") at the time of issuance and were not previously reported in a Quarterly Report on Form 10-Q. Given the fact that the shares are restricted, there is little or no liquidity in the stock, and the market price per shares varied between $0.15 and $0.35 at the time the shares were issued, the estimated fair market value of these shares is $0.20 per share.

Warrants
--------
From time to time, the Board of Directors of the Company may authorize the issuance of warrants to purchase the Company's common stock to parties other than employees and directors. Warrants may be issued as a unit with shares of common stock, as an incentive to help the Company achieve its goals, or in consideration for cash, financing costs or services rendered to the Company, or a combination of the above, and generally expire within several months to 5 years from the date of issuance. There were no warrants outstanding at Fiscal 2006 and Fiscal 2005.

The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation," which requires compensation cost associated with warrants issued to parties other than employees and directors to be valued based on the fair value of the warrants. There were no warrants issued in Fiscal 2006 and Fiscal 2005.

Stock Option Plan
-----------------
The Company, with stockholder approval, adopted a Stock Option Plan (the "Plan") in November 1991 providing for the granting of options to officers, key employees, certain consultants and others. Options to purchase the Company's common stock could be made for a term of up to ten years at the fair market value at the time of the grant. Incentive options granted to a ten percent or more stockholders could not be for less than 110% of fair market value or for a term of more than five years. The aggregate fair market value of the stock for which an employee could be granted incentive options first exercisable in any calendar year could not exceed $100,000.

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2006 there were 1,566 common share options outstanding with none of the options being "in the


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 10.  STOCKHOLDERS' EQUITY (continued)

money". During Fiscal 2006 and Fiscal 2005, no options were exercised under the Stock Option Plan.

Stock Options
-------------
Prior to November 1991 the Company's Board of Directors periodically authorized the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options could generally be exercised at the fair market value of the common stock on the date of the grant. The following table summarizes activity for stock options during the 2-year period ended June 30, 2006:

                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 ------    --------------   ----------------
Options outstanding and
  exercisable, 6/30/05              5    $  9.00 - $1,188.00       $637.00
  Options forfeited                (3)   $  9.00 - $1,088.00       $530.00
                                  ----
Options outstanding and
  exercisable, 6/30/06              2    $475.00 - $1,188.00       $902.00


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal 2006 and Fiscal 2005.


NOTE 11.  EMPLOYEE BENEFIT PLANS

The Company and its United States subsidiaries sponsored a defined contribution pension plan for their employees in the form of a 401(k) plan. The Company made no such contributions to the plan. During Fiscal 2006, the Company elected to discontinue the defined contribution pension plan. The Company does not currently pay for the cost of medical insurance for its employees. The Company provides no post-retirement medical benefits. The Company had no employees during Fiscal 2006.


                     INTEGRATED DATA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FISCAL YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 12.  SUBSEQUENT EVENTS

Subsequent to this reporting period, on January 23, 2007 the Company acquired a 20% equity interest in Montana Holding Ltd ("MHL") through the purchase of 1,120 shares of the 5,600 outstanding shares of MHL. MHL and its resort development on Rum Cay in the Bahamas has been independently valued at US$65,000,000; therefore, total consideration for 20% of MHL was $13,000,000 payable as: (1) $3,880,000 in cash; (2) $6,120,000 in the form of 3,060,000 restricted shares of common stock of the Company; and (3) $3,000,000 in the form of an unsecured loan from MHL bearing an accrued interest rate of 3% per annum and payable in cash on the 5th anniversary of the Sale and Purchase Contract or, at the Company's sole discretion, at any time prior to the 5th anniversary in restricted shares of common stock of Company at a fixed price of $2.00 per share. This investment will be accounted for under the equity method of accounting.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 1, 2006, the Board of Directors of Integrated Data Corp. (the "Company") elected to dismiss Webb & Company, P.A. ("Webb & Company") as independent auditor for the Company. Webb & Company never performed an audit of the Company's financial statements. There have been no disagreements with Webb & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Webb & Company, would have caused them to make reference thereto in their report on the financial statements.

The Company engaged Morison Cogen LLP of Bala Cynwyd, Pennsylvania as its new independent auditors as of August 2, 2006. Prior to such date, the Company did not consult with Morison Cogen LLP regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Morison Cogen LLP or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.


ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the fiscal year. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
----------------------------
We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages and positions of all directors (including their term of service) and executive officers of the Company and their positions in the Company as of March 1, 2007:

                                   Current Position(s)     Date First Elected
Name                    Age           with Company            or Appointed
-------------------     ---      -----------------------   ------------------

Abe Carmel               73      Director and Chief            August 2006
                                 Executive Officer

David C. Bryan           52      Director and President        August 2003

Stuart W. Settle Jr.     66      Director and Secretary        April 2002

Ian Tromans              68      Director                      April 2002

Eduard Will              65      Director                      January 2003

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

A brief description of the business experience during the past five years or more of each director and executive officer of the Company is as follows:

Having retired from the Company in August 2003, Abe Carmel rejoined the Company as CEO in August 2006. Prior to his August 2003 retirement, Mr. Carmel was a board member of the Company since 1999 and became CEO/Chairman in April 2002. Mr. Carmel has been an international investment and management consultant in various industries since graduating with an MBA from the Harvard Business School in 1967. Mr. Carmel joined a large mutual fund group in Geneva, Switzerland in 1967 holding offices of Corporate Secretary, Vice President, and eventually Chairman of its large Germany operations based in Munich. While headquartered in Germany and upon approval of the German Banking Authority in Berlin, he also became Chairman of a subsidiary German bank and mutual fund. From 1971 to 1975, Mr. Carmel founded and lead Germania Holding, a Munich based investment advisory group, together with Oppenheimer & Co. and ADCA Bank. Germania is still a successfully operating company. Mr. Carmel was then co-founder and CEO/Chairman of a number of US oil and gas E&P companies from 1978 to 1984 that raised, explored, developed, and managed $300 million in the continental US. Pursuant to that Mr. Carmel worked as an independent investment banker in technology, real estate, oil and gas E&P helping raise over $100 million in various companies in the US. Mr. Carmel was Director and Chairman of DataWave Systems Inc. from 1999 until 2001. Mr. Carmel is fluent in a number of European and Middle East languages.

David C. Bryan took over the duties of President and Chief Executive Officer in August 2003 and relinquished his duties of Chief Executive Officer to Mr. Carmel in August 2006. He joined the Company in July 1997 as its Senior Vice President and Chief Operating Officer and was instrumental in the multi-year, multi-million dollar development of the ClariCAST(r) technology. In April of 2002, Mr. Bryan founded C3 Technologies Inc, a wholly-owned subsidiary of the IDC, to manage the ClariCAST(r) technology and expand its applications in the commercial, wireless communications arena. At that time, he also was promoted to Executive Vice President of IDC. Between August 2001 and April 2002, Mr. Bryan held the position of Senior Vice President and Chief Operating Officer of RadioNet International, Ltd., which at the time was a wholly-owned subsidiary of the Company. He held the same positions with another wholly-owned Company subsidiary prior to that, Clariti Wireless Messaging, Inc., between December 1998 and August 2001. Prior to joining the Company, Mr. Bryan spent 18 years with Magnavox/General Atronics Corporation, a company engaged in the development and manufacturing of military RF communication and telecommunication systems and products, where he held a variety of senior-level management positions including Director of Business Development, Division General Manager, and part owner. Mr. Bryan holds a BSEE from Bucknell University, an MSEE from Villanova University, and an MBA from Temple University.

Stuart W. Settle, Jr. is a graduate of the United States Naval Academy and received his law degree from Harvard University. He is a member of the bars of Virginia and New York and the federal bars in those states, as well as the bar of the Supreme Court of the United States. For the past 30 years he has concentrated in the areas of corporate finance, venture capital, and securities law. Mr. Settle has served as counsel in a number of private and public financings, acquisitions of public and privately held companies, and has served as an officer and director of numerous corporations and charitable foundations. Mr. Settle is a member of the International Bar Association in London.

Ian Tromans is a trigonometrical surveyor and mining engineer, having qualified in HM Royal Engineers in 1959. He has served with the British Army in Africa and the Middle East and has operated at the Director level in the UK for several major civil engineering and opencast mining companies, including Trafalgar House, English China Clays and Public Works Ltd. Mr. Tromans has been responsible for the overall management of engineering teams of up to 600 personnel and has played a major role in the supervision of several major engineering projects including Kielder Dam, Kernick Dam, the M4 Motorway and the Brent Cross Flyover. He has also served as Director in other areas of commerce including the telecommunications, leisure and building supplies industries and has controlled annual operating budgets in excess of $100 million. Mr. Tromans has lectured to the Quarrying Associations of Australia and the United Kingdom and has, in recent years, acted as Management Consultant to many London-based international trading corporations.

Eduard Will has been an international investment banker for over 30 years with extensive experience and high-level connections in Europe, Asia and North America. He started the mergers and acquisitions business of JP Morgan in Germany, ran corporate finance at Bank of America in London, and was a partner of Bear Stearns and Co. in New York responsible for international corporate finance. Mr. Will has a track record of several dozen completed transactions. Mr. Will is currently the President of Emerson Radio Corp, the US consumer electronics company whose shares are quoted on Amex.

Certain Legal Proceedings
-------------------------
None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee
---------------
We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and our limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Compliance with Section 16(A) of the Exchange Act
-------------------------------------------------
Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes the following officers and greater than 10% beneficial owners are delinquent in their filing requirements: Eduard Will, Integrated Technologies & Systems Ltd, Ansteed Investments Ltd, I. Hopkins, and B. Candlin.

Code of Ethics
--------------
We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation paid or accrued during the fiscal years ended June 30, 2006 and 2005 ("Fiscal 2006" and "Fiscal 2005", respectively) to the Company's Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus earned by them more than $100,000 during Fiscal 2006 (collectively, the "Named Executives").


                    EXECUTIVES' SUMMARY COMPENSATION TABLE

                                                            Non-      Non-
                                                           Equity   Qualified
                                                          Incentive  Deferred
                                                             Plan     Compen-
   Name and        Fiscal                 Stock    Option   Compen-   sation
   Principal        Year  Salary  Bonus   Awards   Awards   sation   Earnings
   Position         Ended ($000)  ($000)  ($000)   ($000)   ($000)    ($000)
-----------------  ------ ------  ------  ------  -------- --------- --------
David C. Bryan      2006    -        -       -        -        -         -
President, Chief    2005    42       -      20        -        -         -
Executive Officer,
acting Chief
Financial Officer

                                                   All
                                                  Other
                             Fiscal              Compen-
                              Year               sation     Totals
    -TABLE CONTINUED-         Ended              ($000)     ($000)
                             ------              -------    ------
                              2006                 60a        60
                              2005                 40a       100

(a) During Fiscal 2005, Mr. Bryan's employment status with the Company changed from full-time salaried employee to a part-time management consultant.


Long-Term Incentive Plans - Awards in Most Recently Completed Fiscal Year
-------------------------------------------------------------------------
The Company has no long-term incentive plans in place; therefore, there were no awards made under any long-term incentive plan to the Named Executives during Fiscal 2006. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (stock appreciation rights) or restricted share compensation.

Option Grants for the Year Ended June 30, 2006
----------------------------------------------
During Fiscal 2006 no stock options were granted to the Named Executives.

Aggregated Options Exercised for the Year Ended June 30, 2006
-------------------------------------------------------------
The Named Executives do not hold any unexercised stock options and no stock options were exercised during Fiscal 2006.

Compensation Plans
------------------
The Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 2006, Fiscal 2005 and Fiscal 2004, or is proposed to be paid or distributed in the future, to the individuals and group specified under "Executive Compensation" above.

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

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2006 there were 1,566 common share options outstanding with none of the options being "in the money". During Fiscal 2006, no options were exercised under the Stock Option Plan.

Compensation of Directors
-------------------------
The following table sets forth compensation paid or accrued during Fiscal 2006 and Fiscal 2005 to Company Directors, excluding Mr. Bryan's compensation reported in the Executive Compensation Table above.

                    DIRECTORS' SUMMARY COMPENSATION TABLE

                                Annual                      Long-Term
                             Compensation                  Compensation
                             ------------                     Awards
                                                           ------------
                                                           Secur-
                                                           ities
                                          Other    Restr-  Under-    All
                                          Annual   icted   lying    Other
                   Fiscal                 Compen-  Stock   Options  Compen-
   Director's       Year  Salary  Bonus   sation   Awards  /SARs    sation
      Name          Ended ($000)  ($000)  ($000)   ($000)  (#000)   ($000)
-----------------   ----- ------  ------  -------  ------  -------  -------
Stuart W. Settle, Jr.2006    -       -       -        -       -        -
                     2005    -       -       -        3       -        -

Ian Tromans          2006    -       -       -        -       -        -
                     2005    -       -       -        3       -        -

Eduard Will          2006    -       -       -        -       -        -
                     2005    -       -       -        4       -        -


REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Company's Board of Directors determines the compensation of the Company's executive officers. The Company attempts to provide its executives with a total compensation package that is competitive with those provided to executives who hold comparable positions or have similar qualifications in other similar organizations. The Board of Directors works closely with management to design a compensation program to assist the Company in attracting and retaining outstanding executives and senior management personnel in the telecommunications and wireless communications industry who the Company believes will be, or who are, valuable employees. Compensation paid to the Company's Chief Executive Officer during Fiscal 2006 consisted entirely of management consulting fees to which he was entitled.

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

     By the Board of Directors,
       David C. Bryan, Stuart W. Settle, Jr., Ian Tromans, and Eduard Will

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2006, certain information with respect to beneficial ownership of the Company's common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table, and (iv) all officers and directors of the Company as a group. Unless otherwise specified, the Company believes that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them.

                                       Amount and Nature of
                                       Beneficial Ownership      Percent of
Name and Address                              (#000)              Class (a)
--------------------------                  -----------          ----------
Integrated Technologies & Systems Ltd          1,677                21.3%
Tortola, British Virgin Islands

Ansteed Investments Ltd                        1,536                19.5%
Basel, Switzerland

I. Hopkins                                     1,015                12.9%
London, England

B. Candlin                                     1,005                12.7%
London, England

David C. Bryan                                   100                 1.3%
St. Davids, Pennsylvania

Stuart W. Settle, Jr.                             33                  *
Richmond, Virginia

Ian Tromans                                       33                  *
Oxfordshire, England

Eduard Will                                       20                  *
Montclair, New Jersey

All officers and directors
as a group (5 persons)                           185                 2.3%
---------------------------------
*less than 1%

(a) Based upon shares beneficially owned as a percent of shares of common stock of the Company outstanding as of June 30, 2006 (7,883,937 shares). For purposes of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of June 30, 2006 are deemed beneficially owned by, and outstanding with respect to, such person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Integrated Technologies & Systems Ltd ("IT&S"), a greater than 5% shareholder, and/or its affiliates have agreed to fund the Company's working capital requirements through June 30, 2007. This funding is in the form of a no interest, no security, short-term loan. As of 30 June 2005, the loan balance was $916,195.

On August 25, 2005, IT&S and the Company entered into an Asset Purchase & Loan Repayment Agreement as reported in the Current Report Form 8-K filed on August 26, 2005. In accordance with the terms of the Asset Purchase & Loan Repayment Agreement, $1,166,088 was paid back to IT&S in the form of a $600,000 Promissory Note from DataWave transferred to IT&S on August 25, 2006 with the $566,088 balance paid on January 3, 2006 with the transfer of 3,773,918 shares of DataWave common stock valued at $0.15 per share. As of 30 June 2006, the loan balance was zero.

During Fiscal 2005 and Fiscal 2006 the Company paid approximately $13,028 and $3,740 respectively to Stuart W. Settle, Jr., a Company director, for services provided in his role as corporate general counsel.


ITEM 13.  EXHIBITS.

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 7 on page 16 of this report.

(2) Financial Statement Schedule: See Index to Consolidated Financial Statements under Item 7 on page 16 of this report.

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

2.6 Share Exchange Agreement for the Acquisition of NKA Communications Pty. Ltd. (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999)
2.7 Agreement and Plan of Merger for the acquisition of Tekbilt World Communications, Inc. (Filed under Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30, 2000)
2.8 Share Exchange Agreement for the Sale of Clariti Telecommunications Pty. Ltd. (f/k/a NKA Communications Pty. Ltd.) (Filed as Exhibit 2.8 under Annual Form 10-K for the year ended June 30, 2001)
2.9 Agreement for the sale of certain operating assets and liabilities of Clariti Telecommunications Europe Ltd. and Clariti Carrier Services Ltd. (Filed as Exhibit 2.9 under Annual Form 10-K/A for the year ended June 30, 2001)
2.10 Stock Sale and Purchase Agreement for sale of Tekbilt World Communications, Inc. (Filed as Exhibit 2 to the May 24, 2001 Form 8-K)
2.11 Stock Sale and Purchase Agreement for sale of MegaHertz-NKO, Inc. (Filed as Exhibit 2.11 under Annual Form 10-K/A for the year ended June 30, 2001)
2.12 Acquisition and Share Exchange Agreement for the purchase of 17,949,900 common shares of DataWave Systems Inc. (Filed as Exhibit A to the January 17, 2003 Schedule 13D)
2.13 Share Exchange Agreement for the purchase of 4,023,030 common shares of DataWave Systems Inc. (Filed as Exhibit 1 to the January 24, 2003
         Schedule 13D)
2.14 Agreement and Plan of Merger dated as of June 2, 2004 by and between Integrated Data Corp., Integrated Data Corp. Acquisition, Inc. and DataWave Systems Inc. (Filed June 3, 2004 as Exhibit 99.2 to Form 8-
         K)
2.15 License Termination Agreement by and between Integrated Data Corp. and DataWave Systems Inc. (Filed March 3, 2005 as Exhibit 99.1 to Form 8-K)
2.16 Merger Break-Up and Mutual Release Agreement by and between Integrated Data Corp. and DataWave Systems Inc. (Filed March 3, 2005 as Exhibit 99.2 to Form 8-K)
2.17 Asset Purchase & Loan Repayment Agreement by and between Integrated Data Corp. and Integrated Technologies & Systems Ltd (Filed August 26, 2005 as Exhibit 99.1 to Form 8-K)
2.18 Sale and Purchase Contract Relating to Montana Holdings Ltd dated January 23, 2007 (Filed January 25, 2007 as Exhibit 2.18 to Form 8-K)
3.1 Articles of Incorporation (Filed with Annual Report on Form 10-KSB for the period ended July 31, 1990)
3.1.1 Amendment to Articles of Incorporation (Filed with Annual Report on Form 10-K for the period ended June 30, 2000)
3.2 Bylaws (Filed with Annual Report on Form 10-KSB for the period ended July 31, 1990)
4.1 Secured Debenture for Borrowing of $750,000 (Filed as Exhibit 4.1 under Annual Form 10-K for the year ended June 30, 2001)
10.1 Employment Agreement with James M. Boyd, Jr. (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31,
         1997)

10.4     Employment Agreement with David C. Bryan (Filed under Amendment
         No. 2 to Annual Report on Form 10-KSB for the year ended July 31,
         1997)
10.5 Employment Agreement with Michael P. McAndrews (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended July 31, 1997)
10.6 Employment Agreement with Ronald R. Grawert (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30,
         1999)
10.7 Employment Agreement with Joseph A. Smith (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30, 1999)
10.8 Employment Agreement with Daniel P. McDuffie (Filed under Amendment No. 2 to Annual Report on Form 10-KSB for the year ended June 30,
         1999)
10.9 Employment Agreement with James M. Boyd, Jr. (Filed with Annual Report on Form 10-K for the period ended June 30, 2000)
10.10 Letter Of Offer to Invest in the Equity of Montana Holdings Ltd ("MHL") and Provide Up to US$7M in Two Loan Facilities dated January 21, 2007 (Filed January 25, 2007 as Exhibit 10.10 to Form 8-K)
14.1*    Integrated Data Corp. Code of Ethics (Filed with this report)
14.2* Integrated Data Corp. Financial Code of Ethics (Filed with this report)
16.1 Letter on change in certifying accountant (Filed December 23, 1998 on Form 8-K (earliest event reported December 18, 1998))
16.2 Letter on change in certifying accountant (Filed September 23, 1999 as Amendment No. 1 to Form 8-K)
16.3 Letter on change in certifying accountant (Filed November 14, 2005 on Form 8-K)
16.4 Letter on change in certifying accountant (Filed August 4, 2006 on Form 8-K)
21.1* List of Subsidiaries: See "Corporate Holdings" on page 3 of this report.
31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed with this report)
31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed with this report)
32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed with this report)
32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed with this report)

Reports on Form 8-K
-------------------

No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2006. Subsequent Current Reports on Form 8-K that have been filed after the reporting period include:

(a) A current report on Form 8-K dated August 1, 2006 was filed announcing the dismissal the Company's independent auditor, the engagement of a new independent auditor by the Company, and the appointment of Abe Carmel as Chief Executive Officer and Director of the Company.

(b) A current report on Form 8-K dated September 21, 2006 was filed to announce the Company's support of the acquisition of DataWave Systems Inc. by InComm Holdings Inc.

(c) A current report on Form 8-K dated December 1, 2006 was filed announcing shareholder consent to vote form the DataWave acquisition by InComm Holdings Inc.

(d) A current report on Form 8-K dated January 5, 2007 was filed to announce: (1) the closing of the DataWave acquisition by InComm Holdings Inc. and cash received; (2) the purchase of a 20% equity position in Montana Holdings Ltd; and (3) the acceptance by Montana Holdings Ltd of a offer to provide loan facilities to Montana Holdings Ltd of up to US$7,000,000.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended June 30, 2006 and 2005, the following fees were invoiced by Morison Cogen LLP, previously Cogen Sklar LLP, for services provided.

Audit Fees
----------
The aggregate fees billed for the annual audit of the Company's financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs for the years ended June 30, 2006 and 2005 amounted to approximately $25,000 and $-0-, respectively.

Audit Related Fees
------------------
For the years ended June 30, 2006 and 2005, there were no fees billed related to other audit related services.

Tax Fees
--------
For the years ended June 30, 2006 and 2005, there were no tax fees billed.

All Other Fees
--------------
For the years ended June 30, 2006 and 2005, there were no other fees billed.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRATED DATA CORP.

                                    By:  /s/Abe Carmel
                                         -------------
                                         Abe Carmel
                                         Chief Executive Officer

                                    Date:  March 7, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By:  /s/Abe Carmel
                                         -------------
                                         Abe Carmel
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                    By:   /s/David C. Bryan
                                          -----------------
                                          David C. Bryan
                                          President and acting
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                    Date:  March 7, 2007