Form 10QSB
period 2006-09-30
INTEGRATED DATA CORP
filed 2007-11-05
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                            For the quarterly period ended September 30, 2006
                                                           ------------------

                         Commission File Number 0-31729

                             INTEGRATED DATA CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                    23-2498715
--------------------------------            ---------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

           1000 N. West Street, Suite 1200, Wilmington, DE  19801
           ------------------------------------------------------
                  (Address of principal executive offices)

                          Telephone: (302) 295-5057

          3422 Old Capitol Trail, Suite 741, Wilmington, DE  19808
          --------------------------------------------------------
                (Former address - changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                                   Yes[ ]  No[X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes[ ]  No[X]

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes[X]  No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
As of November 2, 2007: Common Stock=7,883,937 shares; Preferred Stock=0 shares
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]




                             INTEGRATED DATA CORP.
                             INDEX TO FORM 10-QSB

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at September 30, 2006 (unaudited)
          and June 30, 2006 (audited)......................................1

          Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited)....................2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the three months ended September 30, 2006 (unaudited)........3

          Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (unaudited)....................4

          Notes to Consolidated Financial Statements (unaudited)...........5

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation...........................................16

     Item 3.  Controls and Procedures.....................................20


PART II.  OTHER INFORMATION...............................................21

     Item 1.  Legal Proceedings...........................................21

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds.........................................21

     Item 3.  Defaults Upon Senior Securities.............................21

     Item 4.  Submission of Matters to a Vote of Security Holders.........21

     Item 5.  Other Information...........................................21

     Item 6.  Exhibits....................................................21

SIGNATURES................................................................23


                                      -i-







NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.


                                     -ii-







































                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                September 30,      June 30,
                                                    2006            2006
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      2        $     12
  Note receivable from related parties                   -              59
  Prepaid expenses                                       -               8
                                                  ---------       ---------
                                                         2              79
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES             3,521           3,228
                                                  ---------       ---------
TOTAL ASSETS                                      $  3,523        $  3,307
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities             192             207
  Short-term borrowings from related party             173             171
                                                  ---------       ---------
                                                       365             378
                                                  ---------       ---------
TOTAL LIABILITIES                                      365             378
                                                  ---------       ---------
STOCKHOLDERS' EQUITY
  Preferred Stock
    $0.001 par value; authorized 2,000 shares;
    no shares issued and outstanding at
    September 30, 2007 and June 30, 2006                 -               -
  Common Stock
    $0.001 par value; 50,000 shares authorized;
    issued and outstanding, 7,884 shares at
    September 30, 2006 and June 30, 2006                 8               8
  Additional paid-in capital                       285,380         285,380
  Accumulated deficit                             (282,237)       (282,468)
  Accumulated other comprehensive income                 7               9
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           3,158           2,929
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,523        $  3,307
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    Three Months Ended     Three Months Ended
                                    September 30, 2006     September 30, 2005
                                    ------------------     ------------------
REVENUES                                 $      -               $     37
COST OF REVENUES                                -                     46
                                         ---------              ---------
                                                -                     (9)

OPERATING EXPENSES
  Depreciation and amortization                 -                      1
  General and administrative                   62                     89
                                         ---------              ---------
LOSS BEFORE OTHER INCOME                      (62)                   (98)
                                         ---------              ---------
OTHER INCOME (EXPENSES)
  Other income                                  -                      3
  Equity in earnings - DataWave               112                     73
                                         ---------              ---------
NET INCOME (LOSS)                        $     50               $    (23)
                                         =========              =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        7,884                  7,884
                                         =========              =========
BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                       $   0.01               $  (0.00)
                                         =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE MONTHS ENDED SEPTEMBER 30, 2006
                       (Dollars and Shares in Thousands)

                             COMMON STOCK
                            ---------------
                            NUMBER              ADD'L
                             OF                PAID-IN    ACCUMULATED
                            SHARES   AMOUNT    CAPITAL      DEFICIT
                            ------   ------   ---------   -----------
BALANCES, JUNE 30, 2006      7,884   $    8   $ 285,380   $(282,468)

Three months ended
 September 30, 2006
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)       -        -          -          181
 Net income                      -        -          -           50
 Foreign currency translation
  adjustment                     -        -          -            -
                            ------   ------   --------    ----------
BALANCES, SEPTEMBER 30,
 2006 (Unaudited)            7,884   $    8   $ 285,380   $(282,237)
                            ======   ======   =========   ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2006                $     393          $       9

Three months ended
 September 30, 2006
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)                     -                  -
 Net income                                   50                  -
 Foreign currency translation
  adjustment                                  (2)                (2)
                                       ----------         ----------
BALANCES, SEPTEMBER 30,
 2006 (Unaudited)                      $      48         $        7
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                       Three Months Ended  Three Months Ended
                                       September 30, 2006  September 30, 2005
                                       ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $     50           $     (23)
  Adjustments to reconcile net income to net
   cash flows used in operating activities:
     Depreciation and amortization                 -                   1
     Equity Income From Investment              (112)                (73)
  Change in assets and liabilities which
   increase (decrease) cash:
     Prepaid expenses                              8                  (6)
     Other assets                                  -                   3
     Accounts payable and accrued expenses       (15)                 21
                                            ---------           ---------
  Net cash used in operating activities          (69)                (77)
                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note receivable
    from related party (see Note 4)               59                   -
  Proceeds from short-term borrowings              2                  65
                                            ---------           ---------
  Net cash provided by financing activities       61                  65
                                            ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH           (2)                  4
                                            ---------           ---------
NET CHANGE IN CASH AND EQUIVALENTS               (10)                 (8)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         12                  10
                                            ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD         $      2            $      2
                                            =========           =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable sold in satisfaction of
   short-term borrowings                    $      -            $    600
  Adjustment to accumulated deficit related
   to Investment in DataWave (see Note 4)   $    181            $      -


The accompanying notes are an integral part of these consolidated financial statements.

                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2006 AND 2005


NOTE 1 - BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements of Integrated Data Corp. ("IDC" or the "Company") are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in IDC's June 30, 2006 Form 10-KSB and other information included in IDC's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.


NOTE 2 - HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S., Canada, and the U.K. IDC and its subsidiaries, C3 Technologies Inc. ("C3") and Integrated Communication Services Ltd. ("ICS") (collectively the "Company", "We", or "Our"), offer telecommunications and wireless communication services. DataWave Systems Inc. ("DataWave"), in which the Company holds a minority interest, offers point-of-sale activation, financial transaction, and other services. During the year ending June 30, 2006, the Company sold an 8.06% ownership in DataWave Systems, Inc. and DataWave issued 7,500,000 new shares of common stock resulting in IDC holding a 38.859% minority interest in DataWave Systems, Inc.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended September 30, 2006 and 2005 are referred to as Fiscal 1Q07 and Fiscal 1Q06, respectively.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

In Fiscal 2006, the Company adopted the equity method of accounting to reflect its 38.859% minority interest in DataWave Systems Inc. and retrospectively applied the equity method to Fiscal 1Q06 as a change in reporting entity in accordance with SFAS No. 154, "Accounting Changes and Error Corrections". (See Note 5.)

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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No impairment losses were identified or recorded for the fiscal quarter ended September 30, 2006.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 1Q07 and 1Q06 were the same because the effect of using the treasury stock method would be anti-dilutive.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will become effective for the Company beginning with the first quarter of Fiscal 2008. The provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of Fiscal 2009.
We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.


NOTE 4.  NOTE RECEIVABLE FROM RELATED PARTIES

As of June 30, 2006 the Company was due $58,889 from Integrated Technologies & Systems Ltd. ("IT&S"), a greater than 5% shareholder. It was repaid during Fiscal 1Q07.


NOTE 5.  INVESTMENT IN DATAWAVE

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 5.  INVESTMENT IN DATAWAVE (continued)

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

On January 3, 2006, the Company sold 3,773,918 of DataWave Systems, Inc. common stock resulting in an approximate 8.059% decrease in the interest of DataWave Systems. At June 30, 2006, DataWave's issued and authorized common stock was 54,326,834 whereby the company's current ownership of 21,110,612 shares has created a 38.859% minority interest. As a result of the change in ownership interest, the Company recorded a $63,000 adjustment to accumulated deficit. The Company for period ending June 30, 2006 reflects the DataWave investment utilizing the equity method of accounting due to its current minority interest. The book value of the DataWave investment at June 30, 2006 incorporating the equity method is $3,227,918. The book value of the DataWave investment at September 30, 2006 incorporating the equity method is $3,521,398.

The Company recorded equity income of $112,064 for Fiscal 1Q07 and $73,265 for Fiscal 1Q06.

Net investment in DataWave is represented by the following (in thousands):

                                                Fiscal 1Q07     Fiscal 2006
                                                -----------     -----------
     Net current assets                          $  26,302       $  21,565
     Property, plant and equipment                   2,258           2,278
     Other assets                                    3,189           3,085
     Net current liabilities                       (23,113)        (19,081)
     Other long-term liabilities                      (721)           (668)
     Interests of other shareholders                (4,840)         (4,377)
                                                -----------     -----------
     Company's interest                          $   3,075       $   2,782
     Goodwill                                          446             446
                                                -----------     -----------
     Net Investments                             $   3,521       $   3,228
                                                ===========     ===========

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 5.  INVESTMENT IN DATAWAVE (continued)

The results of operations of DataWave were (in thousands):

                                                Fiscal 1Q07     Fiscal 1Q06
                                                -----------     -----------
     Sales                                       $  10,327       $   6,952
                                                -----------     -----------
     Income before taxes                         $     348       $     132
     Income taxes                                     (208)            (29)
     Other income                                      148              35
                                                -----------     -----------
     Net income                                  $     288       $     138
     Company's share                                  (176)            (65)
     Withholding taxes                                   -               -
                                                -----------     -----------
     Equity in earnings                          $     112       $      73
                                                -----------     -----------
     Dividends received                                  -               -
                                                ===========     ===========

Subsequent to this reporting period DataWave was acquired by InComm Holdings Inc. on January 5, 2007 (the "DataWave Acquisition"). As a result the Company exchanged its 21,110,612 common shares of DataWave for $12,369,490 in cash. On August 31, 2007 escrowed Working Capital from the DataWave Acquisition was distributed with the Company receiving $835,172 as its proportional share. An additional $1,800,000 is still held in escrow as Indemnification Holdbacks, and these funds are expected to be distributed in January 2008. The Company is entitled to approximately 35% of this holdback after any adjustments in accordance with the holdback adjustment terms in the DataWave Acquisition Agreement and Plan of Merger.


NOTE 6.  ACQUISITIONS AND DISPOSITIONS

On December 11, 2002, the Company acquired all of the outstanding capital stock of C4 Services, Ltd. ("C4 Services") for 4,200,000 newly issued shares of the Company's common stock valued at $1.00 per share. The acquisition was accounted for under the purchase method and the results of C4 Services have been included in the Company's consolidated results effective December 31, 2002. At the time of acquisition, C4 Services owned the exclusive international (excluding the Americas) DataWave technology license and Integrated Communication Services Ltd ("ICS"). Both were transferred directly to the parent company, Integrated Data Corp, and the C4 Services entity was discontinued. Hence, the Company owned the exclusive worldwide (excluding the Americas) rights to own, operate, and license any and all DataWave technologies and services (the "DataWave International License")

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 6.  ACQUISITIONS AND DISPOSITIONS (continued)

before the license was sold to DataWave System, Inc. during the 2005 fiscal year.

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


NOTE 7.  SHORT-TERM BORROWINGS FROM RELATED PARTY

ICS, a wholly-owned subsidiary of the Company, borrowed money from IT&S and/or affiliates for its working capital requirements. The balance owed as of September 30, 2006 and June 30, 2006 was $173,000 and $171,000
respectively. This liability remained with ICS upon its disposition on January 25, 2007.


NOTE 8.  INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 1Q07 and Fiscal 1Q06 due to the following:

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Leases
------
At September 30, 2006 the Company leased office space via a sublease from an unrelated party on a month to month basis. The monthly rent was $450. There are no future minimum payments with respect to leases for equipment or furniture.

Rent expense for operating leases in Fiscal 1Q07 and Fiscal 1Q06 was $1,350 and $12,480, respectively.


NOTE 10.  STOCKHOLDERS' EQUITY

Stock-Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Base Payment ("SFAS 123(R)"). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On July 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter ended September 30, 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 10.  STOCKHOLDERS' EQUITY (continued)

As of July 1, 2006, there were no unrecognized compensation expenses related to non-vested, market-based share awards.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to June 30, 2006.

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

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2006 there were 1,566 common share options outstanding with none of the options being "in the money". During Fiscal 1Q07 and Fiscal 1Q06, no options were exercised under the Stock Option Plan.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 10.  STOCKHOLDERS' EQUITY (continued)


Stock Options
-------------
Prior to November 1991 the Company's Board of Directors periodically authorized the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options could generally be exercised at the fair market value of the common stock on the date of the grant. The following table summarizes activity for stock options during the three months ended September 30, 2006:


                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 ------    --------------   ----------------
Options outstanding and
  exercisable, 6/30/06              2    $475.00 - $1,188.00       $902.00
  Options forfeited                 -            -                    -
                                  ----
Options outstanding and
  exercisable, 9/30/06              2    $475.00 - $1,188.00       $902.00


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the issuance of its stock options. There were no stock options issued during Fiscal 1Q07.


NOTE 11.  SUBSEQUENT EVENTS

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

On October 26, 2007, the Company formed a new subsidiary in partnership with Palm Acquisition Partners LLC, a Florida limited liability company. The new entity is doing business under the name of IDC Palm Energy, LLC and is a Delaware limited liability company. With a 50.01% interest in this new subsidiary, IDC will be consolidating the financial statements of IDC Palm Energy, LLC into its own financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

As of September 30, 2006 our holdings were as follows:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     DataWave Systems Inc.                             38.9%

     Integrated Communications Services Ltd           100%

Descriptions of each of these interests and operations can be found in our Annual Report on Form 10-K for Fiscal 2006.


Results of Operations
---------------------
Integrated Communications Services Ltd ("ICS"), a wholly-owned, London-based subsidiary of the IDC, ceased operations as of June 30, 2006 after posting consecutive quarterly losses and finding it difficult to continue to raise working capital. In January of 2007, we disposed of this British shell company, including all assets and liabilities, to AMB Management Services (Gibraltar) Ltd. C3 Technologies Inc. also ceased operations due to a lack of working capital. During Fiscal 1Q07, DataWave Systems Inc. was our only operating, profitable investment.

As a publicly traded company, DataWave maintained current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings through the SEC website (www.sec.gov). Since DataWave was acquired by InComm Holdings Inc. for cash in January 2007, it no longer files reports with the SEC. More information on DataWave can be found on its corporate website (www.datawave.ca); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave had a March 31 fiscal year end while our fiscal year ends on June
30. Because of this difference, we have adopted the policy of incorporating DataWave financial statements using the equity method of accounting with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-Q for our fiscal first quarter of 2007, the three months ended September 30, 2006, DataWave's financial statements for the three months ended June 30, 2006 are being incorporated.

As stated, subsequent to this reporting period DataWave was acquired by InComm Holdings Inc. on January 5, 2007 (the "DataWave Acquisition"). As a result we exchanged our remaining 21,110,612 common shares of DataWave for $12,369,490 in cash.

On January 23, 2007, we entered into a Sale and Purchase Contract with Mr. John Mittens, a private individual and majority shareholder of Montana Holdings Ltd ("MHL"), a private limited company registered in the Bahamas. Under the terms of this Sale and Purchase Contract we acquired a 20% equity interest in MHL through the purchase of 1,120 shares of the 5,600 outstanding shares of MHL. MHL and its resort development on Rum Cay in the Bahamas has been independently valued at US$65M (Sixty-five Million US Dollars); therefore, total consideration for 20% of MHL was US$13M (Thirteen Million US Dollars) payable as follows:

(i)   $3,880,000 in cash;
(ii) $6,120,000 in the form of 3,060,000 restricted shares of common stock of the Company; and
(iii) $3,000,000 in the form of an unsecured loan from Mr. Mittens to us Bearing accruing interest of 3% per annum and payable in cash on the 5th anniversary of the Sale and Purchase Contract or, at our sole discretion, at any time prior to the 5th anniversary in restricted shares of common stock of Company at a fixed price of $2.00 per share.

On April 3, 2007, we made a $1 million cash payment against the unsecured loan from Mr. Mittens. The current loan balance as of November 1, 2007, including interest, is approximately $2,047,000.

We also entered into an agreement to provide MHL an ongoing loan facility of up to US$6 million to be utilized in defraying the general costs of MHL's Rum Cay development program in the Bahamas during the whole of 2007. In addition we agreed to provide up to US$1 million in loans to be utilized in MHL's proposed development of a semi-autonomous Floor and Wall Tile Production Facility. On July 30, 2007 both parties agreed to reduce the maximum loan amount under this loan facility from US$7 million to US$5 million. The current loan balance under this loan facility as of November 1, 2007, including interest, is approximately $4,030,000.

On July 30, 2007, we entered into an agreement with Montana Land Resources Ltd. (an independent company from MHL) to provide Montana Land Resources an ongoing loan facility of up to US$4 million. This loan facility includes an equity convertibility clause and is secured by Montana Land Resources' down payment for Snow Bay Peninsula on the island of San Salvador in the Bahamas and by its equity in Montana Marine Services Ltd, operators of Sumner Point Marina on the island of Rum Cay in the Bahamas. The letter of offer outlining the terms for this loan facility to Montana Land Resources is filed herewith as Exhibit 10.1. The current loan balance under this loan facility as of November 1, 2007, including interest, is approximately $1,435,000.

On August 2, 2007, we entered into a three-year employment agreement with Mr. David C. Bryan hiring him on as full-time President beginning September 1, 2007. This employment agreement is filed herewith as Exhibit 10.2.

In partnership with Palm Acquisition Partners LLC, a Florida limited liability company, we formed a new subsidiary on October 26, 2007 by the name of IDC Palm Energy, LLC, a Delaware limited liability company. Under the terms of the operating agreement, herewith attached as Exhibit 10.3, IDC has a 50.01% interest in IDC Palm Energy with Palm Acquisition Partners holding the other 49.99%. Also under the terms of the operating agreement, we made an initial capital loan to IDC Palm Energy of US$1.2 million on October 30, 2007.


Three Months Ended September 30, 2006 (Fiscal 1Q07)
vs. Three Months Ended September 30, 2005 (Fiscal 1Q06)
------------------------------------------
For Fiscal 1Q07, we incurred net income of $50,000 or $0.01 per share as compared to a net loss of $23,000, or $(0.00) per share for Fiscal 1Q06. We had no revenues in Fiscal 1Q07 because we ceased the operations of our only operating wholly-owned subsidiary, Integrated Communications Services Ltd. As a result of ceasing operations of Integrated Communications Services, our general and administrative operating expenses were reduced from $89,000 in Fiscal 1Q06 to $62,000 in Fiscal 1Q07. There was no depreciation and amortization expense in Fiscal 1Q07 because all our fixed and intangible assets are fully depreciated or amortized.

All of our income for Fiscal 1Q07 came from investment gains on our investment in DataWave Systems Inc. With DataWave posting net incomes of approximately $138,000 and $288,000 in Fiscal 1Q06 and 1Q07 respectively, equity in earnings from our investment were $73,000 in Fiscal 1Q06 and $112,000 in Fiscal 1Q07.

During Fiscal 1Q07 corporate assets dropped from $79,000 at the beginning of the quarter to $2,000 at the end. This was because we received payment for the $59,000 note receivable from related parties (IT&S, a greater than 10% shareholder) and our $8,000 security deposit from our Conshohocken lease was returned. Our liabilities remained essentially constant during the reporting quarter.

Liquidity and Capital Resources
-------------------------------
At September 30, 2006, we had a working capital deficit of $363,000 (including a cash balance of $2,000) as compared to a working capital deficit of $299,000 (including a cash balance of $12,000) at June 30, 2006. The working capital decrease of $64,000 is primarily due to the elimination of the note receivable from related parties and prepaid expenses.

On January 5, 2007 we received $12,369,000 from the acquisition of DataWave by InComm Holdings Inc. While the purchase of the 20% equity interest in Montana Holdings Ltd required $3,880,000 in cash, we expect to operate the Company for the foreseeable future on interest generated from our cash reserves.

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

                         PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company was not involved in any legal proceedings during the reporting period. Currently there are no claims or disputes against or by the Company.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No.      Description
-------  -----------
10.1* $4 Million Convertible Loan Facility Agreement with Montana Land Resources Ltd.
10.2*    Employment Agreement with David C. Bryan
10.3*    Limited Liability Company Operating Agreement for IDC Palm Energy,
         LLC
31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

Reports on Form 8-K
-------------------

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2006:

(a) A Current Report on Form 8-K dated August 1, 2006 was filed announcing the dismissal of the Company's independent auditor, the engagement of a new independent auditor by the Company, and the appointment of Abe Carmel as Chief Executive Officer and Director of the Company.

(b) A Current Report on Form 8-K dated September 21, 2006 was filed to announce the Company's support of the acquisition of DataWave Systems Inc. by InComm Holdings Inc.

Subsequent to the current reporting period, the Company filed the following Form 8-K Current Reports:

(a) A Current Report on Form 8-K dated December 1, 2006 was filed announcing shareholder consent to vote for the DataWave Systems Inc. acquisition by InComm Holdings Inc.

(b) A Current Report on Form 8-K dated January 5, 2007 was filed to announce: (1) the closing of the DataWave acquisition by InComm Holdings and cash received; (2) the purchase of a 20% equity position in Montana Holdings Ltd; and (3) the acceptance by Montana Holding Ltd of an offer to provide loan facilities to Montana Holdings Ltd of up to US$7 million.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                    Date:  November 2, 2007