Form 10QSB
period 2006-12-31
INTEGRATED DATA CORP
filed 2007-12-31
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                            For the quarterly period ended December 31, 2006
                                                           -----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
     As of December 28, 2007:  Common Stock = 7,883,937 shares;
                               Preferred Stock = 0 shares
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]




                             INTEGRATED DATA CORP.
                             INDEX TO FORM 10-QSB

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at December 31, 2006 (unaudited)
          and June 30, 2006 (audited)......................................1

          Consolidated Statements of Operations for the three and six month periods ended December 31, 2006 and 2005 (unaudited).......2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the six month period ended December 31, 2006 (unaudited).....3

          Consolidated Statements of Cash Flows for the six month periods ended December 31, 2006 and 2005 (unaudited).....................4

          Notes to Consolidated Financial Statements (unaudited)...........5

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation...........................................16

     Item 3.  Controls and Procedures.....................................21


PART II.  OTHER INFORMATION...............................................22

     Item 1.  Legal Proceedings...........................................22

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds.........................................23

     Item 3.  Defaults Upon Senior Securities.............................23

     Item 4.  Submission of Matters to a Vote of Security Holders.........23

     Item 5.  Other Information...........................................23

     Item 6.  Exhibits....................................................23

SIGNATURES................................................................25


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


                                     -ii-







































                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                December 31,       June 30,
                                                    2006             2006
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      2        $     12
  Note receivable from related parties                   -              59
  Prepaid expenses                                       -               8
                                                  ---------       ---------
                                                         2              79
INVESTMENT IN UNCONSOLIDATED SUSIDIARIES             3,726           3,228
                                                  ---------       ---------
TOTAL ASSETS                                      $  3,728        $  3,307
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities             225             207
  Short-term borrowings from related party             206             171
                                                  ---------       ---------
                                                       431             378
                                                  ---------       ---------
TOTAL LIABILITIES                                      431             378
                                                  ---------       ---------
STOCKHOLDERS' EQUITY
  Preferred Stock
    $0.001 par value; authorized 2,000 shares;
    no shares issued and outstanding at
    December 31, 2006 and June 30, 2006                 -               -
  Common Stock
    $0.001 par value; 50,000 shares authorized;
    issued and outstanding, 7,884 shares at
    December 31, 2006 and June 30, 2006                  8               8
  Additional paid-in capital                       285,380         285,380
  Accumulated deficit                             (282,088)       (282,468)
  Accumulated other comprehensive income                (3)              9
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           3,297           2,929
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,728        $  3,307
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
                                    ------------------    ------------------
                                      2006      2005        2006      2005
                                    --------  --------    --------  --------
REVENUE                             $      -  $     36    $      -  $     73
COST OF REVENUES                           -        49           -        95
                                    --------  --------    --------  --------
                                           -       (13)          -       (22)

OPERATING EXPENSES
  Marketing                                1         -           1         -
  Depreciation and amortization            -         -           -         1
  General and administrative              55        98         117       187
                                    --------  --------    --------  --------
LOSS BEFORE OTHER INCOME                 (56)     (111)       (118)     (210)
                                    --------  --------    --------  --------
OTHER INCOME (EXPENSES)
  Other income                             -       185           -       188
  Other expense                            -       (46)          -       (46)
  Equity in earnings - DataWave          192       158         304       231
  Gain on disposal of fixed assets         -        11           -        11
                                    --------  --------    --------  --------
TOTAL OTHER INCOME                       192       308         304       384
                                    --------  --------    --------  --------
NET INCOME                               136       197    $    186  $    174
                                    ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   7,884     7,884       7,884     7,884
                                    ========  ========    ========  ========
BASIC AND DILUTED NET INCOME
  PER COMMON SHARE                  $   0.02  $   0.03    $   0.02  $   0.02
                                    ========  ========    ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED DECEMBER 31, 2006
                       (Dollars and Shares in Thousands)

                             COMMON STOCK
                            ---------------
                            NUMBER              ADD'L
                             OF                PAID-IN    ACCUMULATED
                            SHARES   AMOUNT    CAPITAL      DEFICIT
                            ------   ------   ---------   -----------
BALANCES, JUNE 30, 2006      7,884   $    8   $ 285,380   $(282,468)

Six months ended
 December 31, 2006
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)       -        -          -          194
 Net income                      -        -          -          186
 Foreign currency translation
  adjustment                     -        -          -            -
                            ------   ------   --------    ----------
BALANCES, DECEMBER 31,
 2006 (Unaudited)            7,884   $    8   $ 285,380   $(282,088)
                            ======   ======   =========   ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2006                                   $       9

Six months ended
 December 31, 2006
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)                     -                  -
 Net income                                  186                  -
 Foreign currency translation
  adjustment                                 (12)               (12)
                                       ----------         ----------
BALANCES, DECEMBER 31,
 2006 (Unaudited)                      $     174         $       (3)
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                        Six Months Ended    Six Months Ended
                                        December 31, 2006   December 31, 2005
                                       ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $    186           $     174
  Adjustments to reconcile net income to net
   cash flows used in operating activities:
     Depreciation and amortization                 -                   1
     Equity Income From Investment              (304)               (231)
  Change in assets and liabilities which
   increase (decrease) cash:
     Accounts receivable                           -                 (11)
     Prepaid expenses                              8                  (5)
     Other assets                                  -                   4
     Accounts payable and accrued expenses        18                  18
                                            ---------           ---------
  Net cash used in operating activities          (92)                (50)
                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note receivable
    from related party (see Note 4)               59                   -
  Proceeds from short-term borrowings             35                  50
                                            ---------           ---------
  Net cash provided by financing activities       94                  50
                                            ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          (12)                 17
                                            ---------           ---------
NET CHANGE IN CASH AND EQUIVALENTS               (10)                 17
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         12                  10
                                            ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD         $      2            $     27
                                            =========           =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable sold in satisfaction of
   short-term borrowings                    $      -            $    600
  Adjustment to accumulated deficit related
   to Investment in DataWave (see Note 4)   $    194            $     89


The accompanying notes are an integral part of these consolidated financial statements.

                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006 AND 2005


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended December 31, 2006 and 2005 are referred to as Fiscal 2Q07 and Fiscal 2Q06, respectively, and the six-month periods ended December 31, 2006 and 2005 are referred to as Fiscal First Half 2007 and Fiscal First Half 2006, respectively.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

In Fiscal 2006, the Company adopted the equity method of accounting to reflect its 38.859% minority interest in DataWave Systems Inc. and retrospectively applied the equity method to Fiscal 2Q06 and Fiscal First Half 2006 as a change in reporting entity in accordance with SFAS No. 154, "Accounting Changes and Error Corrections". (See Note 5.)

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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No impairment losses were identified or recorded for Fiscal First Half 2007.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income Per Common Share
---------------------------
Net income per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 2Q07 and 2Q06 and Fiscal First Half 2007 and Fiscal First Half 2006 were the same because the effect of using the treasury stock method would be anti-dilutive.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB No. 108 in Fiscal 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of Fiscal 2009. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 5.  INVESTMENT IN DATAWAVE (continued)

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

On January 3, 2006, the Company sold 3,773,918 of DataWave Systems, Inc. common stock resulting in an approximate 8.059% decrease in the interest of DataWave Systems. At June 30, 2006, DataWave's issued and authorized common stock was 54,326,834 whereby the company's current ownership of 21,110,612 shares has created a 38.859% minority interest. As a result of the change in ownership interest, the Company recorded a $63,000 adjustment to accumulated deficit. The Company for period ending June 30, 2006 reflects the DataWave investment utilizing the equity method of accounting due to its current minority interest. The book value of the DataWave investment at June 30, 2006 incorporating the equity method is $3,227,918. The book value of the DataWave investment at December 31, 2006 incorporating the equity method is $3,725,747.

The Company recorded equity income of $191,604 for Fiscal 2Q07 and $157,761 for Fiscal 2Q06. The Company recorded equity income of $303,668 for Fiscal First Half 2007 and $231,028 for Fiscal First Half 2006.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 5.  INVESTMENT IN DATAWAVE (continued)

Net investment in DataWave is represented by the following (in thousands):

                                                Fiscal 2Q07     Fiscal 2006
                                                -----------     -----------
     Net current assets                          $  27,274       $  21,565
     Property, plant and equipment                   2,453           2,278
     Other assets                                    3,242           3,085
     Net current liabilities                       (23,815)        (19,082)
     Other long-term liabilities                      (713)           (687)
     Interests of other shareholders                (5,161)         (4,377)
                                                -----------     -----------
     Company's interest                          $   3,280       $   2,782
     Goodwill                                          446             446
                                                -----------     -----------
     Net Investments                             $   3,726       $   3,228
                                                ===========     ===========

The results of operations of DataWave were (in thousands):

                        Fiscal 2Q07  Fiscal 2Q06     Fiscal 1H07  Fiscal 1H06
                        -----------  -----------     -----------  -----------
   Sales                 $  10,912    $   8,352       $  21,272    $  15,304
                        -----------  -----------     -----------  -----------
   Income before taxes   $     654    $     483       $   1,002    $     615
   Income taxes               (306)        (216)           (514)        (245)
   Other income                145           30             294           65
                        -----------  -----------     -----------  -----------
   Net income            $     493    $     297       $     782    $     435
   Company's share            (301)        (139)           (478)        (204)
   Withholding taxes             -            -               -            -
                        -----------  -----------     -----------  -----------
   Equity in earnings    $     192    $     158       $     304    $     231
                        -----------  -----------     -----------  -----------
   Dividends received            -            -               -            -
                        ===========  ===========     ===========  ===========

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


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


NOTE 7.  SHORT-TERM BORROWINGS FROM RELATED PARTY

ICS, a wholly-owned subsidiary of the Company, borrowed money from IT&S and/or affiliates for its working capital requirements. The balance owed as of December 31, 2006 and June 30, 2006 was $206,000 and $171,000
respectively. This liability remained with ICS upon its disposition on January 25, 2007.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 8.  INCOME TAXES

There is no income tax benefit for operating losses for Fiscal 2Q07 and Fiscal 2Q06 due to the following:

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


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Leases
------
At December 31, 2006 the Company leased office space via a sublease from an unrelated party on a month to month basis. The monthly rent was $450. There are no future minimum payments with respect to leases for equipment or furniture.

Rent expense for operating leases in Fiscal 2Q07 and Fiscal 2Q06 were the same at $1,350. Rent expense for Fiscal First Half 2007 and Fiscal First Half 2006 were $2,700 and $12,709 respectively.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 10.  SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

As of July 1, 2006, there were no unrecognized compensation expense related to non-vested, market-based share awards.

Prior to June 30, 2006, the Company followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. Since there were no market-based share awards issued to employees during Fiscal 2Q06 and Fiscal First Half 2006, there is no requirement for pro forma disclosure.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


NOTE 10.  SHARE-BASED PAYMENT (continued)


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

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2006 there were 1,566 common share options outstanding with none of the options being "in the money". During Fiscal 2Q07 and Fiscal 2Q06, no options were exercised under the Stock Option Plan.

Stock Options
-------------
Prior to November 1991 the Company's Board of Directors periodically authorized the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options could generally be exercised at the fair market value of the common stock on the date of the grant. The following table summarizes activity for stock options during the six months ended December 31, 2006:


                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 ------    --------------   ----------------
Options outstanding and
  exercisable, 6/30/06              2    $475.00 - $1,188.00       $902.00
  and 12/31/06

There were no stock options issued during Fiscal First Half 2007.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 AND 2005


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

As of December 31, 2006 our holdings were as follows:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     DataWave Systems Inc.                             38.9%

     Integrated Communications Services Ltd           100%

Descriptions of each of these interests and operations can be found in our Annual Report on Form 10-KSB for Fiscal 2006.


Results of Operations
---------------------
Integrated Communications Services Ltd ("ICS"), a wholly-owned, London-based subsidiary of the IDC, ceased operations as of June 30, 2006 after posting consecutive quarterly losses and finding it difficult to continue to raise working capital. In January of 2007, we disposed of this British shell company, including all assets and liabilities, to AMB Management Services (Gibraltar) Ltd. C3 Technologies Inc. also ceased operations due to a lack of working capital. During Fiscal 2Q07, DataWave Systems Inc. was our only operating, profitable investment.

As a publicly traded company, DataWave maintained current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K. Detailed information on DataWave can be found by accessing these filings through the SEC website (www.sec.gov). Since DataWave was acquired by InComm Holdings Inc. for cash in January 2007, it no longer files reports with the SEC. More information on DataWave can be found on its corporate website (www.datawave.com); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

DataWave has a March 31 fiscal year end while our fiscal year ends on June
30. Because of this difference, we have adopted the policy of incorporating DataWave financial statements using the equity method of accounting with a three-month lag allowing like quarters to be consolidated. Hence, in this Form 10-QSB for our fiscal second quarter of 2007, the three months ended December 31, 2006, DataWave's financial statements for the three months ended September 30, 2006 are being incorporated.

As stated, subsequent to this reporting period DataWave was acquired by InComm Holdings Inc. on January 5, 2007 (the "DataWave Acquisition"). As a result we exchanged our remaining 21,110,612 common shares of DataWave for $12,369,490 in cash. Upon InComm Holdings completing an audit of the DataWave financials, on August 31, 2007 InComm Holdings authorized the release of escrowed funds held back at closing as a working capital contingency. As a result we netted an additional $522,212 in cash from the DataWave Acquisition. Still in escrow are contingency funds in case of any indemnity claims against DataWave in the 12-month period following closing. To our knowledge there have been no such claims to date, and given this is the case on January 5, 2008, we can expect to net an additional approximately $447,000 from the DataWave Acquisition in the January/February 2008 timeframe.

With the knowledge that we would soon be receiving approximately $13 million in cash from the DataWave Acquisition, in late 2006 we began investigating new investment strategies and were presented with the opportunity to invest in an ongoing resort development project on the island of Rum Cay in the Bahamas. This project, Rum Cay Resort Marina (www.RumCay.com) owned by Montana Holdings Ltd ("MHL"), a private limited company registered in the Bahamas, had an independent valuation of $65 million. MHL's CEO, Mr. John Mittens, was interested in obtaining a corporate investor to replace a number of minority investors who wanted to sell their interests in MHL. Therefore, on January 23, 2007, we entered into a Sale and Purchase Contract with Mr. Mittens, the majority shareholder of MHL, to acquire a 20% equity interest in MHL for $13 million payable as follows:

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

On April 3, 2007, we made a $1 million cash payment against the unsecured loan from Mr. Mittens. The current loan balance as of November 30, 2007, including interest, is approximately $2,052,000.

We also entered into an agreement to provide MHL an ongoing loan facility of up to $7 million to be utilized in defraying the general costs of MHL's Rum Cay development program in the Bahamas during the whole of 2007. These funds were to supplement the $20+ million construction line of credit MHL had secured from Matrix/Bank of Scotland. On July 30, 2007 both parties agreed to reduce the maximum loan amount under this loan facility from $7 million to $5 million. On November 27, 2007 the MHL loan facility obligation was fully satisfied by MHL and the loan facility was then terminated. We continue to hold a 20% equity interest in MHL as of the filing date of this quarterly report.

Continuing with our land and resort investment strategy and with a desire to diversify our holdings, on July 30, 2007 we entered into an agreement with Montana Land Resources Ltd to provide it with an ongoing loan facility of up to $4 million convertible at our sole option pro rata into up to a 20% equity interest in the company. Montana Land Resources, that has since changed its name to New England Land Resources Ltd ("NELR"), holds a purchase agreement for Snow Bay Peninsula on the island of San Salvador in the Bahamas through its wholly-owned subsidiary Columbus Island Ltd and owns and operates Sumner Point Marina (www.RumCayMarina.com) on Rum Cay.

Funding of NELR continues under the NELR loan facility, and on November 27, 2007 the NELR loan facility agreement was amended by mutual consent to (1) increase the maximum loan amount from $4 million to $7 million and (2) upgrade the associated convertibility terms from a pro rata 20% equity interest to a pro rata 60% equity interest. The current loan balance under this loan facility as of December 28, 2007, including interest, is approximately $6,300,000.

On August 2, 2007, we entered into a three-year employment agreement with Mr. David C. Bryan hiring him on as full-time President beginning September 1, 2007.

In partnership with Palm Acquisition Partners LLC, a Florida limited liability company, we formed a new subsidiary on October 26, 2007 by the name of IDC Palm Energy, LLC, a Delaware limited liability company. Under the terms of the operating agreement, IDC has a 50.01% interest in IDC Palm Energy with Palm Acquisition Partners holding the other 49.99%. Also under the terms of the operating agreement, we made an initial capital loan to IDC Palm Energy of $1,200,000 on October 30, 2007.


Three Months Ended December 31, 2006 (Fiscal 2Q07)
vs. Three Months Ended December 31, 2005 (Fiscal 2Q06)
------------------------------------------------------
For Fiscal 2Q07, we incurred net income of $136,000 or $0.02 per share as compared to a net income of $197,000, or $0.03 per share for Fiscal 2Q06. We had no revenues in Fiscal 2Q07 because we ceased the operations of our only operating wholly-owned subsidiary, Integrated Communications Services Ltd.
As a result of ceasing operations of Integrated Communications Services, our general and administrative operating expenses were reduced from $98,000 in Fiscal 2Q06 to $55,000 in Fiscal 2Q07. There was no depreciation and amortization expense in Fiscal 2Q07 because all our fixed and intangible assets are fully depreciated or amortized.

All of our income for Fiscal 2Q07 came from investment gains on our investment in DataWave Systems Inc. With DataWave posting net incomes of approximately $297,000 and $493,000 in Fiscal 2Q06 and 2Q07 respectively, equity in earnings from our investment were $158,000 in Fiscal 2Q06 (during which we held a 53.14% interest in DataWave) and $192,000 in Fiscal 2Q07 (during which we held a 38.86% interest in DataWave).

During Fiscal 2Q07 corporate assets and liabilities remained essentially constant during the reporting quarter.


Six Months Ended December 31, 2006 ("Fiscal First Half 2007")
vs. Six Months Ended December 31, 2005 ("Fiscal First Half 2006")
-----------------------------------------------------------------
For Fiscal First Half 2007, we incurred net income of $186,000, or $0.02 per share compared to net income of $174,000, or $0.02 per share for Fiscal First Half 2006. We had no revenues in Fiscal First Half 2007 because we ceased the operations of our only operating wholly-owned subsidiary, Integrated Communications Services Ltd. As a result of ceasing operations of Integrated Communications Services, our general and administrative operating expenses were reduced from $187,000 in Fiscal First Half 2006 to $117,000 in Fiscal First Half 2007. There was no depreciation and amortization expense in Fiscal First Half 2007 because all our fixed and intangible assets are fully depreciated or amortized.

All of our income for Fiscal First Half 2007 came from investment gains on our investment in DataWave Systems Inc. With DataWave posting net incomes of approximately $435,000 and $782,000 in Fiscal First Half 2006 and Fiscal First Half 2007 respectively, equity in earnings from our investment were $231,000 in Fiscal First Half 2006 (during which we held a 53.14% interest in DataWave) and $304,000 in Fiscal First Half 2007 (during which we held a 38.86% interest in DataWave).

During Fiscal First Half 2007 current assets dropped from $79,000 at the beginning of the half to $2,000 at the end. This was because we received payment for the $59,000 note receivable from related parties (IT&S, a greater than 10% shareholder) and our $8,000 security deposit from our Conshohocken lease was returned.


Liquidity and Capital Resources
-------------------------------
At December 31, 2006, we had a working capital deficit of $429,000 (including a cash balance of $2,000) as compared to a working capital deficit of $299,000 (including a cash balance of $12,000) at June 30, 2006. The working capital decrease of $130,000 is primarily due to the elimination of the note receivable from related parties and prepaid expenses in combination with an increase in borrowing by ICS and an increase in accounts payable due to cash conservation efforts.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Subsequent to this reporting period on November 19, 2007 we were alerted by Montana Holdings Ltd ("Montana"), a subsidiary, about a potential lawsuit naming Montana, IDC, and several individuals as Defendants. Through its Nassau attorneys, Montana received a draft copy of a complaint (the "Draft Complaint") that purportedly was soon to be filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Island Premier Resorts, Ltd. ("IPR"), a Bahamian company. Upon receipt of this Draft Complaint, Montana contacted Mr. Charles (Chip) R. Abele, Jr., managing director and president of Island Premier Resorts, Ltd. Mr. Abele, in no uncertain terms, informed Montana that IPR did not authorize or institute any such lawsuit and has no intention of instituting any such complaint against Montana, IDC, et al.

On November 21, 2007 Mr. Abele and IPR sent a letter through its U.S. litigation counsel, Squire, Sanders & Dempsey LLP, to Patricia R. Cassells, Esq. of Patricia Cassells & Associates P.A., attorney for the alleged Plaintiff, stating that Mr. Abele and IPR have not authorized Ms. Cassells to undertake any complaint against Montana. This letter, a copy of which is attached in its entirety to this quarterly report as Exhibit 99.1, further states that "no person, agent, representative, or other entity, without more, absent written authorization supplied by Mr. Abele, has cognizable normative standing to bind Island Premier Resorts Ltd. as a party to a legal proceeding in the capacity of a plaintiff". After five days without a response from Ms. Cassells, a second letter dated November 27, 2007 was sent reiterating the first. A copy of this second letter to Ms. Cassells is attached in its entirety to this quarterly report as Exhibit 99.2.

On December 5, 2007, after no response from Ms. Cassells, Island Premier Resorts, Ltd. filed a complaint against Joel Williams, the individual that reportedly hired Ms. Cassells to prepare the lawsuit against Montana, IDC, et al. on IPR's behalf, for Breach of Fiduciary Duty, Injunctive Relief, and Declaratory Relief. Paragraph 20 of this complaint, Island Premier Resorts, Ltd., Plaintiff, v. Joel Williams, Defendant, specifically states:

     "Most egregiously, on November 13, 2006, Williams unilaterally hired
      Miami attorney, Patricia Cassells, to prepare a lawsuit on IPR's behalf. Williams did not at the time and does not now possess any authority to hire legal counsel or file lawsuits on behalf of IPR. At the direction of Williams, Cassells prepared a ten (10) page complaint purporting to be on behalf of IPR (the "Cassells complaint"). The Cassells complaint alleged numerous false representations against, among others, Montana Holdings Limited ("Montana"), which is in fact a potential business partner of IPR."

A copy of this complaint in its entirety is attached to this quarterly report as Exhibit 99.3.

The Draft Complaint against Montana and IDC was allegedly filed in Dade County, Florida by Ms. Cassells on December 10, 2007; however, to date none of the listed defendants, including IDC, have been served.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No.      Description
-------  -----------
31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1* Letter from Island Premier Resorts, Ltd.'s attorney Squire, Sanders & Dempsey L.L.P. to Patricia R. Cassells, Esq. dated November 21, 2007
99.2* Letter from Island Premier Resorts, Ltd.'s attorney Squire, Sanders & Dempsey L.L.P. to Patricia R. Cassells, Esq. dated November 27, 2007
99.3* Island Premier Resorts, Ltd., Plaintiff, v. Joel Williams, Defendant Filed December 5, 2007 in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida

*filed herewith

Reports on Form 8-K
-------------------

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2006:

- A Current Report on Form 8-K dated December 1, 2006 was filed announcing shareholder consent to vote for the DataWave Systems Inc. acquisition by InComm Holdings Inc.

Subsequent to the current reporting period, the Company filed the following Form 8-K Current Reports:

-  A Current Report on Form 8-K dated January 5, 2007 was filed to announce:
(1) the closing of the DataWave acquisition by InComm Holdings and cash received; (2) the purchase of a 20% equity position in Montana Holdings Ltd; and (3) the acceptance by Montana Holding Ltd of an offer to provide loan facilities to Montana Holdings Ltd of up to US$7 million.

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

                                    Date:  December 28, 2007