Form 10QSB
period 2007-03-31
INTEGRATED DATA CORP
filed 2008-08-27
CIK 941814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                            For the quarterly period ended March 31, 2007
                                                           --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
     As of August 18, 2008:  Common Stock = 9,525,590 shares;
                             Preferred Stock = 2,566 shares
----------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]




                             INTEGRATED DATA CORP.
                             INDEX TO FORM 10-QSB

                                                                         PAGE

PART I.  FINANCIAL INFORMATION.............................................1

     Item 1.  Financial Statements.........................................1

          Consolidated Balance Sheets at March 31, 2007 (unaudited)
          and June 30, 2006 (audited)......................................1

          Consolidated Statements of Operations for the three and nine month periods ended March 31, 2007 and 2006 (unaudited)..........2

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the nine month period ended March 31, 2007 (unaudited).......3

          Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2007 and 2006 (unaudited)........................4

          Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation...........................................18

     Item 3.  Controls and Procedures.....................................23


PART II.  OTHER INFORMATION...............................................24

     Item 1.  Legal Proceedings...........................................24

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds.........................................24

     Item 3.  Defaults Upon Senior Securities.............................24

     Item 4.  Submission of Matters to a Vote of Security Holders.........24

     Item 5.  Other Information...........................................24

     Item 6.  Exhibits....................................................25

SIGNATURES................................................................26


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


                                     -ii-







































                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (Dollars and Shares in Thousands)

                                                 March 31,         June 30,
                                                   2007              2006
                                                -----------       ---------
                                                (Unaudited)       (Audited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  6,902        $     12
  Note receivable from related parties                   -              59
  Investment escrow receivable                         983               -
  Prepaid expenses                                       -               8
                                                  ---------       ---------
    Total Current Assets                             7,885              79
INVESTMENT IN AFFILIATE                             13,000           3,228
LOAN RECEIVABLE FROM AFFILIATE                       1,600               -
                                                  ---------       ---------
TOTAL ASSETS                                      $ 22,485        $  3,307
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities             353             207
  Short-term borrowings from related party               -             171
                                                  ---------       ---------
    Total Current Liabilities                          353             378
LONG TERM ACQUISITION LIABILITY                      3,000               -
                                                  ---------       ---------
TOTAL LIABILITIES                                    3,353             378
                                                  ---------       ---------
STOCKHOLDERS' EQUITY
  Preferred Stock
    $0.001 par value; authorized 2,000 shares;
    no shares issued and outstanding at
    March 31, 2007 and June 30, 2006                     -               -
  Common Stock
    $0.001 par value; 50,000 shares authorized;
    issued and outstanding, 7,884 shares at
    March 31, 2007 and June 30, 2006                     8               8
  Additional paid-in capital                       285,380         285,380
  Accumulated deficit                             (272,376)       (282,468)
  Common stock to be issued related to acquisition   6,120               -
  Accumulated other comprehensive income                 -               9
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                          19,132           2,929
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 22,485        $  3,307
                                                  =========       =========
The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-


                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
          (Dollars and Shares in Thousands, Except Per Share Amounts)


                                    Three Months Ended    Nine Months Ended
                                        March 31,             March 31,
                                    ------------------    ------------------
                                      2007      2006        2007      2006
                                    --------  --------    --------  --------
REVENUE                             $      -  $      -    $      -  $     72
COST OF REVENUES                           -         -           -        94
                                    --------  --------    --------  --------
                                           -         -           -       (22)

OPERATING EXPENSES
  Marketing                                -         -           1         -
  Depreciation and amortization            -         -           -         1
  General and administrative              97        31         214       218
                                    --------  --------    --------  --------
LOSS BEFORE OTHER INCOME                 (97)      (31)       (215)     (241)
                                    --------  --------    --------  --------
OTHER INCOME (EXPENSES)
  Other income                           174         -         174       187
  Other expense                            -         -           -       (46)
  Equity in earnings - DataWave            -       153         304       384
  Gain on sale of investment
    in DataWave                        9,627        27       9,627        27
  Gain on sale of investment in ICS      208         -         208         -
  Gain on disposal of fixed assets         -         -           -        11
                                    --------  --------    --------  --------
TOTAL OTHER INCOME                    10,009       180      10,313       563
                                    --------  --------    --------  --------
NET INCOME BEFORE INCOME TAX           9,912       149    $ 10,098  $    322
Provision for income taxes              (200)        -        (200)        -
                                    --------  --------    --------  --------
NET INCOME                             9,712       149       9,898       322
                                    ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   7,884     7,884       7,884     7,884
                                    ========  ========    ========  ========
BASIC AND DILUTED NET INCOME
  PER COMMON SHARE                  $   1.23  $   0.02    $   1.26  $   0.04
                                    ========  ========    ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED MARCH 31, 2007
                       (Dollars and Shares in Thousands)

                             COMMON STOCK
                            ---------------
                            NUMBER              ADD'L
                             OF                PAID-IN    ACCUMULATED
                            SHARES   AMOUNT    CAPITAL      DEFICIT
                            ------   ------   ---------   -----------
BALANCES, JUNE 30, 2006      7,884   $    8   $ 285,380   $(282,468)

Nine months ended
 March 31, 2007
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)       -        -          -          194
 Net income                      -        -          -        9,898
 Foreign currency translation
  adjustment                     -        -          -            -
                            ------   ------   --------    ----------
BALANCES, MARCH 31,
 2007 (Unaudited)            7,884   $    8   $ 285,380   $(272,376)
                            ======   ======   =========   ==========


                                                         ACCUMULATED
    -CONTINUED-                                             OTHER
                                     COMPREHENSIVE      COMPREHENSIVE
                                        INCOME             INCOME
                                     -------------      -------------
BALANCES, JUNE 30, 2006                                   $       9

Nine months ended
 March 31, 2007
  (Unaudited):
 Adjustment related to Investment
  in DataWave (see Note 5)                     -                  -
 Net income                                9,898                  -
 Foreign currency translation
  adjustment                                  (9)                (9)
                                       ----------         ----------
BALANCES, MARCH 31,
 2007 (Unaudited)                      $   9,889         $        -
                                       ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                        Nine Months Ended   Nine Months Ended
                                          March 31, 2007      March 31, 2006
                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $  9,898           $     322
  Adjustments to reconcile net income to net
   cash flows provided by (used in)
   operating activities:
     Depreciation and amortization                 -                   1
     Equity Income From Investment              (304)               (384)
     Gain on sale of investment in DataWave   (9,627)                (27)
     Gain on sale of investment in ICS          (208)                  -
     Stock issued for compensation                  -                  40
  Changes in assets and liabilities which
   increase (decrease) cash:
     Prepaid expenses                              8                  (8)
     Other assets                                  -                   4
     Accounts payable and accrued expenses       175                 (34)
                                            ---------           ---------
  Net cash provided by (used in)
   operating activities                          (58)                (86)
                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment
   in DataWave                                12,369                   -
  Proceeds from (repayments to)
   note receivable from related party             59                 (95)
  Purchase of investment in affiliate (MHL)   (3,880)                  -
  Advance to affiliate                        (1,600)                  -
                                            ---------           ---------
  Net cash provided by (used in)
   investing activities                        6,948                 (95)
                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              -                 167
                                            ---------           ---------
  Net cash provided by (used in)
   financing activities                            -                 167
                                            ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH            -                  15
                                            ---------           ---------
NET CHANGE IN CASH AND EQUIVALENTS             6,890                   1
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         12                  10
                                            ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD         $  6,902            $     11
                                            =========           =========

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                        Nine Months Ended   Nine Months Ended
                                          March 31, 2007      March 31, 2006
                                        -----------------   -----------------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Sale of Investment in DataWave in
   in satisfaction of short-term borrowings $      -            $    566
  Note receivable sold in satisfaction of
   short-term borrowings                    $      -            $    600
  Adjustment to accumulated deficit related
   to Investment in DataWave (see Note 5)   $    194            $    275
  Investment escrow receivable due
   from sale of DataWave                    $    983            $      -
  Long term acquisition liability due to
   purchase of Montana Holdings Ltd         $  3,000            $      -
  Common stock to be issued related to
   purchase of Montana Holdings Ltd         $  6,120            $      -


The accompanying notes are an integral part of these consolidated financial statements.

                   INTEGRATED DATA CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007 AND 2006


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


NOTE 2 - HISTORY AND NATURE OF THE BUSINESS

Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S. and the Bahamas. IDC and its subsidiaries, C3 Technologies Inc. ("C3") and on January 23, 2007 the Company acquired a 20% interest in Montana Holdings Ltd ("MHL")(see Note 6), (collectively the "Company", "We", or "Our"), offer wireless communication services and resort real estate. DataWave Systems Inc. ("DataWave"), in which the Company held a 38.859% minority interest at the beginning of this reporting period, offered point-of-sale activation, financial transaction, and other services. On January 5, 2007 DataWave was wholly acquired by InComm Holdings Inc. for cash. (See Note 5 below.)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End
---------------
The Company's fiscal year ends on June 30. In these financial statements, the three-month periods ended March 31, 2007 and 2006 are referred to as Fiscal 3Q07 and Fiscal 3Q06, respectively, and the nine-month periods ended March 31, 2006 and 2005 are referred to as Fiscal Nine Months 2007 and Fiscal Nine Months 2006, respectively.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

In Fiscal 2006, the Company adopted the equity method of accounting to reflect its 38.859% minority interest in DataWave and retrospectively applied the equity method to Fiscal 3Q06 and Fiscal Nine Months 2006 as a change in reporting entity in accordance with SFAS No. 154, "Accounting Changes and Error Corrections". (See Note 5.)

The Company has adopted the equity method of accounting to reflect its 20.0% minority interest in MHL. Equity in earnings for its minority interests are reported in the Company's consolidated financial statements with a three month lag. The reason for this is MHL requires additional time to properly reflect its financial position and results of operations.

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

Reporting Currency
------------------
The reporting currency of all subsidiary and minority interest companies is the United States Dollar ("USD").

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly actual results may differ from those estimates.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Impairment of Long-Lived Assets
-------------------------------
The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. No impairment losses were identified or recorded for Fiscal Nine Months 2007.

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income (loss) and its components. The component of comprehensive income consists of foreign currency translation adjustments.

Net Income Per Common Share
---------------------------
Net income per common share is based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate dilutive shares. Such method reduces the number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised. Basic and diluted weighted average shares outstanding for Fiscal 3Q07 and 3Q06 and Fiscal Nine Months 2007 and Fiscal Nine Months 2006 were the same because the effect of using the treasury stock method would be anti-dilutive.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


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

On January 3, 2006, the Company sold 3,773,918 of DataWave Systems, Inc. common stock resulting in an approximate 8.059% decrease in the interest of DataWave Systems. At June 30, 2006, DataWave's issued and authorized common stock was 54,326,834 whereby the company's current ownership of 21,110,612 shares has created a 38.859% minority interest. As a result of the change in ownership interest, the Company recorded a $63,000 adjustment to accumulated deficit. The Company for period ending June 30, 2006 reflects the DataWave investment utilizing the equity method of accounting due to its current minority interest. The book value of the DataWave investment at June 30, 2006 incorporating the equity method is $3,227,918. The Company recorded equity income of -0- for Fiscal 3Q07 and $153,017 for Fiscal 3Q06. The Company recorded equity income of $303,668 for Fiscal Nine Months 2007 and $384,045 for Fiscal Nine Months 2006.

On January 5, 2007 DataWave was wholly acquired by InComm Holdings Inc. for cash (the "DataWave Acquisition"). As a result the Company exchanged its 21,110,612 common shares of DataWave for the following:

     Cash, January 5, 2007                                   $12,369,490
     Escrow amount received August 31, 2007
       net of expenses of $305,218              $522,212
     Escrow amount received January 22, 2008
       net of expenses of $212,183               460,698         982,910
                                                --------     -----------
     Net Proceeds                                            $13,352,400
                                                             ===========

The proceeds of $13,352,400 net of carrying amount of the investment of $3,725,700 resulted in a gain on sale of $9,626,700.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 6.  INVESTMENT IN MONTANA HOLDINGS LTD ("MHL")

On January 23, 2007 the Company acquired a 20% equity interest in MHL through the purchase of 1,120 shares of the 5,600 outstanding shares of MHL. MHL and its resort development on Rum Cay in the Bahamas has been independently valued at US$65,000,000; therefore, total consideration for 20% of MHL was $13,000,000 payable as: (1) $3,880,000 in cash; (2) $6,120,000 in the form of
3,060,000 restricted shares of common stock of the Company; and (3) $3,000,000 in the form of an unsecured loan from MHL bearing an accrued interest rate of 3% per annum and payable in cash on the 5th anniversary of the Sale and Purchase Contract or, at the Company's sole discretion, at any time prior to the 5th anniversary in restricted shares of common stock of Company at a fixed price of $2.00 per share. This investment is being accounted for under the equity method of accounting. However, due to the three month lag, no results of operations have been reported for the three months ended March 31, 2007.

Net investment in MHL is represented by the following (in thousands):

                                         As of January 31, 2007
                                         ----------------------
     Net current assets                       $   2,001
     Land                                        41,256
     Construction in progress                     8,137
     Other fixed assets                             148
     Net current liabilities                       (846)
     Long-term debt                             (17,700)
     Interests of other shareholders            (26,397)
                                              ----------
     Company's interest                           6,599
     Goodwill                                     6,401
                                              ----------
     Net Investment                           $  13,000
                                              ==========

Subsequent to this reporting period on April 3, 2007, the Company repaid $1,000,000 against the unsecured loan principal.


NOTE 7.  MONTANA HOLDINGS LTD ("MHL") LOAN FACILITY

Effective March 8, 2007, the Company entered into an agreement to provide MHL an ongoing loan facility of up to $7 million to be utilized in defraying the general costs of MHL's Rum Cay development program in the Bahamas during the whole of 2007. These funds were to supplement the in excess of $20 million construction line of credit MHL had secured from Matrix/Bank of Scotland. On March 9, 2007 the Company loaned MHL $1,600,000 under this loan facility as reported as Loan receivable from affiliate on the Company's Balance Sheet as of March 31, 2007.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 7.  MONTANA HOLDINGS LTD ("MHL") LOAN FACILITY (continued)

On July 30, 2007 both parties agreed to reduce the maximum loan amount under this loan facility from $7 million to $5 million. On November 27, 2007 the MHL loan facility obligation was fully satisfied via a transferrable Promissory Note in the amount of $4,050,000 by MHL and the loan facility was then terminated. The company continues to hold a 20% equity interest in MHL as of the filing date of this quarterly report.


NOTE 8.  ACQUISITIONS AND DISPOSITIONS

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 9.  SHORT-TERM BORROWINGS FROM RELATED PARTY

ICS, a wholly-owned subsidiary of the Company, borrowed money from IT&S and/or affiliates for its working capital requirements. The balance owed as of June 30, 2006 was $171,000. This liability remained with ICS upon its disposition on January 25, 2007; hence, the short-term borrowings from a related party balance as of March 31, 2007 was -0-.


NOTE 10.  INCOME TAXES

The Company realized income before taxes of $9,912,000 during the reporting period primarily due to the gain on the sale of its investment in DataWave.
At June 30, 2006 the Company had net operating loss carry forwards for Federal income tax purposes of approximately $242,000,000 and adequate net operating loss carry forwards for state income tax purposes which, in the opinion of Company management, is available to offset a significant portion of its taxable income. However, the Company has provided for income taxes of $200,000 representing an estimate for the alternative minimum tax.

A valuation allowance has been provided for the income tax benefits of the remaining net operating loss carry forwards due to the uncertainty of their realization.


NOTE 11.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------
The Company, from time to time, during the normal course of its business operations, may be subject to various litigation claims and legal disputes. Currently there are no claims or disputes.

Leases
------
At March 31, 2007 the Company leased office space via a sublease from an unrelated party on a month-to-month basis. Under this sublease, rent expense varied on a quarterly basis based on the amount of office space utilized by the Company versus the use of the Company's office assets by the unrelated party. Rent expense for Fiscal 3Q07 was $225 and the rent expense for Fiscal 3Q06 was $2,025. Rent expense for Fiscal Nine Months 2007 and Fiscal Nine Months 2006 were $2,925 and $14,734 respectively. There are no future minimum payments with respect to leases for equipment or furniture.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 12.  SHARE-BASED PAYMENT

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

Prior to June 30, 2006, the Company followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans. Since there were no market-based share awards issued to employees during Fiscal 3Q07 and Fiscal Nine Months 2007, there is no requirement for pro forma disclosure.

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

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 12.  SHARE-BASED PAYMENT (continued)


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

The Stock Option Plan terminated by default in November 2001. All options granted under the Stock Option Plan remain valid through the specified life of the option, typically 10 years. As of June 30, 2006 there were 1,566 common share options outstanding with none of the options being "in the money". During Fiscal 3Q07 and Fiscal 3Q06, no options were exercised under the Stock Option Plan.

Stock Options
-------------
Prior to November 1991 the Company's Board of Directors periodically authorized the issuance of options to purchase the Company's common stock to employees and members of the Board of Directors. These options could generally be exercised at the fair market value of the common stock on the date of the grant. The following table summarizes activity for stock options during the nine months ended March 31, 2007:


                                                            Weighted Average
                                 Shares    Exercise Price    Exercise Price
                                  (000)      Per Share         Per Share
                                 ------    --------------   ----------------
Options outstanding and
  exercisable, 6/30/06              2    $475.00 - $1,188.00       $902.00
  and 3/31/07

There were no stock options issued during Fiscal Nine Months 2007.

                    INTEGRATED DATA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2007 AND 2006


NOTE 13.  SUBSEQUENT EVENTS

Subsequent to this reporting period on October 26, 2007, the Company formed a new subsidiary in partnership with Palm Acquisition Partners LLC, a Florida limited liability company. The new entity is doing business under the name of IDC Palm Energy, LLC and is a Delaware limited liability company. With a 50.01% interest in this new subsidiary, IDC will be consolidating the financial statements of IDC Palm Energy, LLC into its own financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.


General Operations
------------------
Integrated Data Corp. ("IDC") is a non-operating U.S. holding company with interests in the U.S and the Bahamas. IDC and its subsidiaries (collectively the "Company", "We", or "Our") are involved in wireless communication systems and services and resort real estate development and sales.

As of March 31, 2007 our holdings were as follows:

     CORPORATION OR INTEREST                    PERCENT OWNERSHIP

     C3 Technologies Inc.                             100%

     Montana Holdings Ltd.                             20%


Results of Operations
---------------------
Integrated Communications Services Ltd ("ICS"), a wholly-owned, London-based subsidiary of the IDC, ceased operations as of June 30, 2006 after posting consecutive quarterly losses and finding it difficult to continue to raise working capital. In January of 2007, we disposed of this British shell company, including all assets and liabilities, to AMB Management Services (Gibraltar) Ltd. C3 Technologies Inc. also ceased operations due to a lack of working capital. During Fiscal 3Q07, our 38.9% interest in DataWave Systems Inc. was purchased for cash by InComm Holdings, Inc. ("InComm") and we acquired a 20% equity interest in Montana Holdings Ltd. ("MHL"), the owner and developer of Rum Cay Resort Marina (www.RumCay.com).

As a publicly traded company, DataWave maintained current filings with the U.S. Securities and Exchange Commission including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K up until its acquisition by InComm on January 3, 2007 (the "DataWave Acquisition). Detailed information on DataWave can be found by accessing these filings through the SEC website (www.sec.gov). After its acquisition by InComm, as a wholly-owned subsidiary DataWave ceased filing reports with the SEC. More information on DataWave can be found on its corporate website (www.datawave.com); however, the information in, or that can be accessed through, the DataWave website is not part of this report.

As a result of the DataWave Acquisition, in January 2007 we exchanged our remaining 21,110,612 common shares of DataWave for $12,369,490 in cash. Upon InComm completing an audit of the DataWave financials, on August 31, 2007 InComm authorized the release of escrowed funds held back at closing as a working capital contingency. As a result we netted an additional $522,212 in cash from the DataWave Acquisition. Upon the 12-month anniversary of the DataWave Acquisition, InComm authorized the release of final escrowed funds held as contingency in case there were any indemnity claims against DataWave during this one-year waiting period. As a result in January 2008 we netted an additional $460,698 in cash from the DataWave Acquisition.

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

On April 3, 2007, we made a $1 million cash payment against the unsecured loan from Mr. Mittens. The loan balance as of June 30, 2007, including interest, was $2,088,265. On June 30, 2007 we renegotiated the conversion share value for IDC common stock based on IDC's future earning potential from its oil & gas subsidiary, IDC Palm Energy, LLC. As of June 30, 2007 Mr. Mittens agreed to convert item ii above and the balance of item iii at a conversion price of $5.00 per share of IDC common stock. Consequently we issued 1,224,000 shares and 417,653 shares respectively for a total of 1,641,653 newly issued restricted shares of IDC common stock to retire the equity and debt consideration owed to Mr. Mittens.

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

Continuing with our land and resort investment strategy and with a desire to diversify our holdings, on July 30, 2007 we entered into an agreement with Montana Land Resources Ltd to provide it with an ongoing loan facility of up to $4 million convertible at our sole option pro rata into up to a 20% equity interest in the company. Montana Land Resources, that has since changed its name to New England Land Resources Ltd ("NELR"), holds a purchase agreement for Snow Bay Peninsula on the island of San Salvador in the Bahamas through its wholly-owned subsidiary Columbus Island Ltd and is a partial owner and operator of Sumner Point Marina (www.RumCayMarina.com) on Rum Cay. NELR holds an option to buy out its partner in Sumner Point Marina and to acquire more property surrounding the marina.

Funding of NELR continues under the NELR loan facility, and on November 27, 2007 the NELR loan facility agreement was amended by mutual consent to (1) increase the maximum loan amount from $4 million to $7 million and (2) upgrade the associated convertibility terms from a pro rata 20% equity interest to a pro rata 60% equity interest. The current loan balance under this loan facility as of August 1, 2008, including interest, is approximately $6,996,000.

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

IDC Palm Energy, LLC ("IDCPE") is a Delaware Limited Liability Company formed for the purpose of acquiring and operating mature oil and gas production in the continental United States of America. IDCPE is actively pursuing acquisition opportunities of mature "stripper" oil and gas well producing properties that generally have the following attributes:

     -  Multiple wells with some current production and revenue
     - Opportunities to employ modern production methodologies including new lifting technologies to enhance existing production
     - Existing producing infrastructure such as salt water disposal facilities, pipelines, etc.
     - Upside potential via either enhancement of existing producing wells, re-entry or re-work of non-producing wellbores on existing leasehold properties, re-completion of existing wellbores, or application of new technology

As of August 1, 2008, the company has acquired a majority interest in two separate acquisitions with a total of 207 existing wellbores (118 producing wells) and monthly production of approximately 4,000 Barrels of Oil (BO) and 21,000 Thousand Cubic Feet (MCF) of gas.

Three Months Ended March 31, 2007 (Fiscal 3Q07)
vs. Three Months Ended March 31, 2006 (Fiscal 3Q06)
------------------------------------------------------
For Fiscal 3Q07, we incurred net income of $9,712,000 or $1.23 per share as compared to a net income of $149,000, or $0.02 per share for Fiscal 3Q06. The dramatic increase in net income is attributable to the sale of our 38.9% ownership interest in DataWave. We had no revenues in Fiscal 3Q07 because we disposed of our only operating wholly-owned subsidiary, Integrated Communications Services Ltd. Our general and administrative operating expenses increase from $31,000 in Fiscal 3Q06 to $97,000 in Fiscal 3Q07 due to increases in our consulting and accounting fees. There was no depreciation and amortization expense in Fiscal 3Q07 because all our fixed and intangible assets are fully depreciated or amortized.

We posted $174,000 in other income which was the result of interest income on the lump sum payment we received from the sale of our DataWave stock. We also realized a $9,835,000 income from investments, $9,627,000 from the sale of DataWave and $208,000 from the disposition of ICS.

Our assets reflect the influx of cash from the DataWave sale and the reinvestment of a portion of the cash received into an 20% equity ownership position in MHL and a $1.6 million loan to MHL. The long-term liability of $3,000,000 reflects the payment consideration balance on the purchase of 20% of MHL.


Nine Months Ended March 31, 2007 ("Fiscal Nine Months 2007")
vs. Nine Months Ended March 31, 2006 ("Fiscal Nine Months 2006")
-----------------------------------------------------------------
For Fiscal Nine Months 2007, we incurred net income of $9,898,000, or $1.26 per share compared to net income of $322,000, or $0.04 per share for Fiscal Nine Months 2006. We had no revenues in Fiscal Nine Months 2007 because we ceased the operations and disposed of our only operating wholly-owned subsidiary, Integrated Communications Services Ltd. Our general and administrative operating expenses remained fairly constant at $218,000 in Fiscal Nine Months 2006 versus $214,000 in Fiscal Nine Months 2007. There was no depreciation and amortization expense in Fiscal Nine Months 2007 because all our fixed and intangible assets are fully depreciated or amortized.

We posted $174,000 in other income which was the result of interest income on the lump sum payment we received from the sale of our DataWave stock. We also posted a $9,835,000 income from investment, $9,627,000 from the sale of DataWave and $208,000 from the disposition of ICS.

Liquidity and Capital Resources
-------------------------------
At March 31, 2007, we had a working capital surplus of $7,532,000 (including a cash balance of $6,902,000) as compared to a working capital deficit of $299,000 (including a cash balance of $12,000) at June 30, 2006. The working capital increase of $7,831,000 was primarily due to the sale of our 38.9% equity position in DataWave less the cash required to purchase our 20% equity position in MHL. In addition accounts payable and accrued expenses were reduced significantly and short-term borrowings from related party were eliminated due to the disposition of ICS.

From the sale of DataWave stock we received $12,369,000 in cash during the reporting period. Subsequent to the reporting period we netted an additional $983,000 in cash from the DataWave sale escrow distributions that took place in August 2007 and January 2008. Our purchase of a 20% equity interest in MHL in late January 2007 required $3,880,000 in cash.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Subsequent to this reporting period on December 10, 2007, IDC was named a co-defendant on a complaint against MHL alleging causes of action for violation of Section 772.103(3), Florida Statutes; violation of a civil RICO conspiracy,
Section 772.1 03(4), Florida Statutes; and for unfair and deceptive trade practices under Section 501.204, Florida Statutes. On February 15, 2008, the Company filed a motion to dismiss for lack of personal jurisdiction asserting that it did not conspire to commit any tortious act in the State of Florida and that it lacked minimum contacts with the State of Florida such that it would offend notions of fair play and substantial justice under Florida law and the Due Process Clause of the United States Constitution. After a non-evidentiary hearing on May 2, 2008 and an evidentiary hearing on June 5, 2008, the court upheld IDC's motion to dismiss and an order for dismissal for lack of personal jurisdiction was issued on June 17, 2008.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No.      Description
-------  -----------
31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1* 6/27/08 Amendment to the 1/22/08 Sale and Purchase Contract Relating to Montana Holdings Ltd.
99.2* 6/30/08 Conversion Agreement relating to the 1/22/08 Sale and Purchase Contract Relating to Montana Holdings Ltd.

*filed herewith


Reports on Form 8-K
-------------------

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2007:

-  A Current Report on Form 8-K dated January 5, 2007 was filed to announce:
(1) the closing of the DataWave acquisition by InComm Holdings and cash received; (2) the purchase of a 20% equity position in Montana Holdings Ltd; and (3) the acceptance by Montana Holding Ltd of an offer to provide loan facilities to Montana Holdings Ltd of up to US$7 million.

- A Current Report on Form 8-K dated March 8, 2007 was filed to announce (1) the signing of the US$7 million Loan Facility Agreement with MHL and (2) the initial drawdown of US$1.6 million by MHL against the Loan Facility.

Subsequent to the current reporting period, the Company filed the following Form 8-K Current Report:

- A Current Report on Form 8-K dated October 31, 2007 announcing the formation of IDC Palm Energy, LLC with the Company owning 50.01% of the new entity.

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

                                    Date:  August 26, 2008